Form 10-K
period 1993-12-31
NEWMONT MINING CORP
filed 1994-03-29
CIK 71824

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
    {X}     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 {FEE REQUIRED}

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                            OR

    { }     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 {NO FEE REQUIRED}

            FOR THE TRANSITION PERIOD FROM                TO

            COMMISSION FILE NUMBER 1-1153

                           NEWMONT MINING CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                   13-1806811
(State or other jurisdiction of                  (I.R.S. employer
incorporation or organization)                   identification no.)

       1700 LINCOLN STREET
        DENVER, COLORADO                                80203
(Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code (303) 863-7414

      Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                      ON WHICH REGISTERED
        -------------------                     ---------------------
    COMMON STOCK, $1.60 PAR VALUE               NEW YORK STOCK EXCHANGE
                                                     PARIS BOURSE
                                                  SWISS STOCK EXCHANGES
                                                  (BASEL-GENEVA-ZURICH)

        Securities registered pursuant to Section 12(g) of the Act: NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT (BASED ON THE CLOSING SALE PRICE OF THE SHARES ON THE NEW YORK STOCK EXCHANGE) AT MARCH 4, 1994 WAS APPROXIMATELY $3,602,400,000.

THE NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AT MARCH 4, 1994 WAS 68,781,715.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED PURSUANT TO REGULATION 14A PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934 FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 12, 1994 (PART III).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Newmont Mining Corporation ("Newmont"), incorporated in 1921 under the laws of Delaware, is a U.S. company whose sole asset is a controlling equity interest in Newmont Gold Company ("NGC"). NGC is a worldwide company engaged in gold production, exploration for gold and acquisition of gold properties. Newmont owns 89.22% of the common stock, 100% of the preferred stock and options to purchase additional shares of the common stock of NGC. Due to the transaction described below, effective January 1, 1994 Newmont had no other interests or assets and will conduct no operations in the future. Newmont, together with NGC and NGC's subsidiaries, are referred to herein as the "Corporation."

     Substantially all of the Corporation's consolidated sales, operating profit and identifiable assets in 1993, 1992 and 1991 were related to NGC's gold mining activities in the United States. Gold sales accounted for substantially all of the Corporation's consolidated sales revenues from continuing operations in 1993, 1992 and 1991.

OPERATING SUBSIDIARY

  GENERAL

     NGC is Newmont's sole subsidiary or interest. Based on 1993 production as set forth in published reports, NGC is the largest producer of gold from North American operations. In 1993, NGC produced approximately 1.7 million ounces of gold on the Carlin Trend in Nevada. NGC also produces gold through a 38% owned venture in Peru, which commenced operations in August 1993. NGC additionally has a 50% owned joint venture in Uzbekistan and an 80% owned venture in Indonesia, both of which are scheduled to commence gold production in 1995. NGC also owns 100% of Newmont Exploration Limited ("NEL") which, together with various other NGC affiliates, explore worldwide for gold.

  CARLIN, NEVADA

     NGC's North American operations are located on the geographical feature known as the Carlin Trend, near Carlin, Nevada. See map on page 5 herein. The Carlin Trend is the largest gold district discovered in North America this century. From the Carlin Trend, NGC produced approximately 1,666,400 ounces in 1993 compared with approximately 1,587,900 ounces in 1992 and approximately 1,576,900 ounces in 1991. Gold production at NGC's Nevada operations is expected to be approximately 1.6 million ounces in 1994.

     NGC's cash cost of production in Nevada (which is equal to operating costs, excluding general and administrative expense, plus royalties and capitalized mining costs) was $214 per ounce sold in 1993 which, according to published industry sources, was lower than the cash costs associated with approximately two-thirds of all gold produced in the western world in 1992. For 1994, per ounce cash costs at NGC's Nevada operations are expected to increase 5% to 10% over those incurred in 1993. At the end of 1993, NGC had 17.8 million ounces of gold in proven and probable ore reserves on the Carlin Trend.

  PERU

     NGC also produces gold through the Minera Yanacocha venture in Peru. Minera Yanacocha S.A. has mining rights with respect to a 63,000 acre land position, which includes the Carachugo deposit and other numerous deposits, located in northwest Peru. See map on page 6 herein. Minera Yanacocha S.A., a Peruvian corporation which controls the multi-deposit project, is 38% owned by NGC; 32.3% by Compania de Minas Buenaventura, S.A. ("Buenaventura"), a Peruvian mining company; 24.7% by an affiliate of Bureau de Recherches Geologiques et Minieres, the geological mining bureau of the French government; and 5% by the International Finance Corporation, which provided $26 million in financing for the project. The project's mining rights were acquired through an assignment of a government concession held by a related entity. The assignment has a term of 20 years, renewable at the option of Minera Yanacocha for another 20 years. The Corporation manages the project and production commenced in August 1993 at the Carachugo deposit. Total project costs with respect to such deposit were approximately $45 million (of which 38% was attributable to

NGC). Total proven and probable reserves for the project as of December 31, 1993 were 3,780,000 ounces compared with 1,275,000 ounces as of December 31, 1992.

     During the final five months of the year, production was 81,500 ounces from the Carachugo mine and production in 1994 is expected to be approximately 220,000 ounces. The 1994 Minera Yanacocha operating plan calls for leaching 13,000 tons of ore per day. Gold recovery is expected to be at 70% to 80% which was the approximate rate of recovery in 1993. The cash cost of production for gold produced in 1993 was approximately $150 per ounce. Contract mining is employed and the power for the project is provided by generators owned by the project.

     Following the results of continuing exploration, an operating plan incorporating significantly higher levels of production at Minera Yanacocha has been implemented for 1995 than is expected for 1994. Minera Yanacocha is scheduled to commence gold production from the Maqui Maqui deposit at an estimated annual rate of 180,000 ounces at the end of 1994. The additional production from the Maqui Maqui deposit will increase total production in 1995 to approximately 350,000 to 400,000 ounces. The Maqui Maqui deposit is located approximately three miles north of current mining operations at Carachugo. Total capital costs of the expansion of mining operations into the Maqui Maqui deposit are estimated at approximately $40 million which is to be funded from Minera Yanacocha's operating cash flow and borrowings.

THE TRANSACTION

     In a transaction (the "Transaction") effective as of January 1, 1994, NGC acquired all of Newmont's assets, other than 85,850,101 shares of NGC's common stock, par value $0.01 per share (the "NGC Common Stock"), owned by Newmont, and assumed all liabilities (contingent or otherwise) of Newmont, except for Newmont's obligations with respect to the $5.50 convertible preferred stock, par value $5.00 per share, of Newmont (the "NMC Preferred Stock") (other than accrued and unpaid dividends as of December 31, 1993) and employee stock options of Newmont (the "NMC Options") exercisable for the common stock, par value $1.60 per share, of Newmont (the "NMC Common Stock"). The assets of Newmont transferred to NGC consisted of (i) all of the stock of the other subsidiaries of Newmont, (ii) all of Newmont's tangible and intangible personal property,
(iii) 8,649,899 shares of NGC Common Stock owned by Newmont and (iv) all other tangible or intangible assets other than the 85,850,101 shares of NGC Common Stock retained by Newmont.

     As part of the Transaction, NGC (i) issued to Newmont 2,875,000 shares of $5.50 convertible preferred stock, par value $5.00 per share, of NGC (the "NGC Preferred Stock"), with terms identical to the NMC Preferred Stock, except that on conversion Newmont will be entitled to receive shares of NGC Common Stock (instead of NMC Common Stock) and (ii) issued to Newmont options to purchase shares of NGC Common Stock (the "NGC Options") in the same number and with the same exercise prices (after adjusting for the stock split described below) as the NMC Options. As a result of the Transaction, all operating activities of the Corporation will be conducted by NGC and its subsidiaries and Newmont will have no business other than the ownership of the NGC Common Stock, the NGC Preferred Stock and the NGC Options and its obligations with respect to the NMC Preferred Stock and the NMC Options. The Transaction is not expected to have any significant impact on the Corporation's consolidated financial results.

     In connection with the Transaction, on March 21, 1994, the Board of Directors of Newmont declared a 1.2481 shares for 1 share stock split of the NMC Common Stock (the "Stock Split"), payable in the form of a stock dividend. The amount of the Stock Split was calculated so that the number of shares of NMC Common Stock outstanding following the Stock Split would equal as close as possible the 85,850,101 shares of NGC Common Stock held by Newmont subsequent to the Transaction.

GOLD MARKET

     Gold has two main categories of use -- product fabrication and bullion investment. Fabricated gold has a wide variety of end uses. Purchasers of official coins and high-carat jewelry frequently are motivated by investment considerations, so that net private bullion purchases alone do not necessarily represent the total investment activity in physical gold.

     The profitability of the Corporation's current operations is significantly affected by the market price of gold. Market gold prices can fluctuate widely and are affected by numerous factors beyond the Corporation's control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the dollar (the currency in which the price of gold is generally quoted) and of other currencies, interest rates, central bank sales, forward sales by producers, global or regional political or economic events and production costs in major gold-producing regions such as South Africa and the former Soviet Union. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as supply and demand may affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. As the amounts produced in any single year constitute a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant impact on the supply of gold or on its price. If the Corporation's revenue from gold sales falls for a substantial period below its cost of production at any or all of its operations, the Corporation could determine that it is not economically feasible to continue commercial production at any or all of its operations. The Corporation's costs of production (which are equal to its costs applicable to sales on its income statement) for its Nevada operations were $200 per ounce of gold sold in 1993, $198 in 1992 and $190 in 1991.

     The volatility of gold prices is illustrated in the following table of annual high, low and average gold fixing prices per ounce on the London Bullion
Market:

        YEAR                                                HIGH        LOW     AVERAGE
        ----                                                -----      -----    -------
        1984..............................................   $406       $308     $ 360
        1985..............................................    341        284       317
        1986..............................................    438        326       368
        1987..............................................    500        390       446
        1988..............................................    484        395       437
        1989..............................................    416        356       381
        1990..............................................    424        346       383
        1991..............................................    403        344       362
        1992..............................................    360        330       344
        1993..............................................    406        326       360
        1994 (through March 4)............................    395        376       384

- ---------------

Source of Data: Metals Week

     On March 4, 1994, the afternoon fixing for gold on the London Bullion Market was $376 and the spot market price of gold on the New York Commodity Exchange was $378. Gold prices on both the London Bullion Market and the New York Commodity Exchange are regularly published in most major financial publications and many nationally recognized newspapers.

REFINING AND MARKETING

     NGC currently has refining arrangements with four domestic and foreign refiners to further refine dore bullion produced at NGC's refinery located on its Nevada properties. Under the terms of the agreements with these refiners, the gold is toll refined and returned to NGC's account for sale to third parties. Management believes that because of the availability of alternative refiners, each able to supply all services needed by NGC, no adverse effect would result if NGC lost the services of any of its current refiners.

     In addition to enabling Newmont to reduce its cost of borrowing, a one million ounce gold loan, negotiated in February 1988, which was monetized at $449 an ounce, effectively hedged one million ounces of Newmont's equity in then future gold production against subsequent price declines from $449 per ounce. The gold loan was amortized in sixteen quarterly installments of 62,500 ounces each which commenced in March 1990 and ended in December 1993. During 1992, the gold loan was effectively settled by Newmont entering the forward markets to acquire the gold for the quarterly payments as they became due. See Note 6 to
Item 8. To further protect Newmont's gold-derived income against low prices, Newmont conducted a hedging program prior to 1993. This program principally involved put option purchases and a minimal amount of forward sales as well as the sale of call options, the proceeds of which were used to offset the cost of put options. See Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition" for the financial impacts of the gold loan and hedging program. No hedging transactions are in place or expected to be put in place at the current market prices for gold. Hedging transactions were undertaken by Newmont and did not affect price realizations by NGC which has not engaged in hedging activities. However, the Corporation intends for any future hedging activities to be undertaken by NGC. NGC's gold sales generally are made at the monthly average market price prevailing during the month before the gold is delivered plus a "contango" which is essentially an interest factor, from the end of the month until the date of delivery.

     See Note 11 to Item 8 for information regarding major customers and export sales.

EXPLORATION AND DEVELOPMENT

  GENERAL

     Worldwide exploration activities are conducted through NEL and certain other NGC affiliates. NEL was responsible for the discovery in 1961 of the Carlin Trend in Nevada. The Corporation also discovered the existence of gold at the Yanacocha deposit in Peru in the 1980s. Management believes that it has one of the largest exploration and development budgets in the minerals industry based on published reports. The Corporation's 1994 budget for exploration and reserve development is $70 million. The Corporation is exploring for gold in other areas which management believes are highly prospective. The Corporation's exploration team is staffed by approximately 250 persons, the majority of whom are geologists, geochemists or geophysicists.

  CARLIN, NEVADA
  Carlin Trend -- 100% owned by NGC

     The Corporation conducts extensive exploration along the Carlin Trend. Prior to the consummation of the Transaction, NGC owned or otherwise controlled the mineral interests on approximately 55 square miles along the Carlin Trend (the "NGC Property"). These 55 square miles contained all of NGC's operating mines and proven and probable reserves as of December 31, 1993. As a result of the Transaction, NGC acquired from Newmont ownership or control of mineral interests on an additional approximately 630 square miles of property along the Carlin Trend (which, together with the NGC Property, is herein referred to as the "Nevada Property"). Ongoing exploration on the Carlin Trend is focused on discovery of new gold deposits and extensions to known deposits and determining through drilling the mineable ore reserves within these deposits. In 1993 exploration by underground methods was initiated to facilitate the possible location of deeper deposits of gold ore.

     Exploration and development activity on the Carlin Trend in 1993 was consistent with the Corporation's objective to conduct systematic exploration throughout such area, with the purpose of locating and testing all gold prospects, whether oxide or refractory, near-surface or deep. Oxide ore is ore which is amenable to gold extraction through the use of conventional size-reduction processes, such as blasting, crushing and grinding, and the dissolution of the gold in such ore using cyanidation treatment techniques common to the industry. Refractory ore contains minerals which require an additional treatment process, which is normally not necessary with oxide ore, to optimize the recovery of gold.

     In 1993, a total of 1,067 holes, totalling 649,100 feet, were drilled by the Corporation on the Carlin Trend in connection with reserve development and exploration activities. This compares with approximately 1,264 holes, totalling 816,000 feet, drilled in 1992.

     In 1993, approximately $26 million was spent by the Corporation on reserve development and exploration on the Carlin Trend. For 1994, reserve development and exploration expenditures on the Carlin Trend are expected to be approximately $28 million.

     The exploration activities on the Carlin Trend described above include activities conducted in connection with the Ivanhoe Joint Venture. The Ivanhoe Joint Venture consists of approximately 125 square miles of land, held primarily through unpatented mining claims, which lie immediately northwest of NGC's operating mines. A 75% interest in the property was acquired in March 1992 for $20.1 million. The remaining 25% is held by Touchstone Resources Company, a subsidiary of Cornucopia Resources Ltd. The Ivanhoe Joint Venture agreement provides that upon unilateral termination of the agreement by one party, the other party accedes to the interests of the terminating party in the joint venture property. Based on drilling by the Corporation and the prior owners, management believes that the property may have significant potential; however, there can be no assurance that such potential will be realized.

                        {INSERT NEVADA MAP -- FULL PAGE}

  PERU
  Minera Yanacocha S.A. -- 38% owned by NGC
  Northern Peru Joint Venture -- 65% interest held by NGC

     Further exploration continues to be conducted at the numerous deposits owned by the Minera Yanacocha venture. See "Operating Subsidiary." In addition, a second Peruvian corporation joint venture in Northern Peru has been formed between NGC and Buenaventura. The joint venture, in which NGC has a 65% interest, has staked claims on 500,000 acres of prospective ground along North and South extensions of the volcanic belt hosting the Yanacocha deposits. Initial exploration work is under way in this prospective area.

                               {INSERT PERU MAP}

  UZBEKISTAN
  Zarafshan-Newmont -- 50% owned by NGC

     In Uzbekistan, one of the Central Asian republics of the former Soviet Union, NGC has a 50/50 joint venture ("Zarafshan-Newmont") with the Uzbekistan State Committee for Geology and Mineral Resources, and Navoi Mining and Metallurgical Combine, state entities of the Republic of Uzbekistan, to produce gold from existing stockpiles of low-grade oxide ore from the Muruntau mine through leaching the ore. Uzbekistan was the second largest gold producer among the republics of the former Soviet Union, accounting for approximately 30% of the former Soviet Union's gold production. These state entities of the Uzbekistan government have guaranteed 242.5 million tons of ore with an average grade of 0.036 ounces of gold per ton, containing approximately 8.7 million ounces of gold. Net recovery is expected to be approximately 4.8 million ounces of gold over the life of the project, 50% of which will be attributable to NGC.

     The Corporation is managing the Zarafshan-Newmont joint venture. Production is expected to commence in early 1995 at an annual rate of approximately 450,000 ounces. Power for the project is provided by a contractual arrangement with Navoi Mining and Metallurgical Combine, which has its own power-generating facilities. The capital costs are estimated at approximately $150 million, half of which is attributable to NGC.

The Zarafshan-Newmont joint venture completed a $105 million credit facility for the project in November 1993. See Note 6 to Item 8. The Corporation provided to its joint venture partners such partners' share of the equity capital required for the project in exchange for a portion of the existing stockpiles. See Item
7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition." The project's gold will be sold in international markets for U.S. dollars.

                            {INSERT UZBEKISTAN MAP}

  INDONESIA
  Minahasa -- 80% owned by NGC
  Batu Hijau -- 80% owned by NGC

     The Corporation has two advanced gold projects in Indonesia, both of which are 80% owned by NGC with the remainder held by its partner, Mr. Jusuf Merukh, an Indonesian national. Both projects hold mineral rights pursuant to contracts of work with the Republic of Indonesia. Such contracts provide for an eight-year term for exploration and feasibility analysis and a 30-year term for mining.

     The more advanced of these projects is Minahasa, a multi-deposit project on the island of Sulawesi. The Mesel deposit is scheduled to commence production in late 1995 at an annual rate of approximately 100,000 ounces. Initial cash operating costs have been estimated at approximately $200 an ounce. A preliminary feasibility study of the Mesel deposit was completed on this project in October 1993. The Minahasa project is undergoing further study to achieve 35% of required engineering to determine more precise capital requirements, which preliminarily have been estimated at $100 million. This process is scheduled to be completed by April 1994.

     Minahasa has six deposits. The project's main deposit, Mesel, has been fully drilled and at the end of 1993 had 1.8 million ounces in proven and probable reserves. It contains both oxidized and refractory gold mineralization, and would require the construction of a small roaster plant, which pretreats refractory ore by oxidizing it prior to milling. There are five additional small gold deposits within a three-mile radius of the Mesel pit which are still undergoing exploratory drilling for assessment purposes. The Minahasa project is in close proximity to the coast of Sulawesi and does not present any significant logistical difficulties for transportation of materials and equipment.

     The second Indonesian project is the Batu Hijau deposit, on the island of Sumbawa. Batu Hijau is a porphyry gold/copper deposit that was discovered in 1990. While the economics of the deposit have not been determined, it is one of the largest single occurrences of gold mineralization ever discovered by the Corporation. It is located 10 miles from the island's coast, and has access to natural harbors which can be developed for transportation of materials and equipment. Seventy-nine holes have been drilled in this deposit to an average depth of 1,500 feet. A preliminary feasibility study has been completed and a full feasibility study is anticipated to commence in late 1994 to determine the economic potential of the property. Batu Hijau is considered to have significant potential, although there can be no assurance that such potential could or will be realized.

                            {INSERT INDONESIAN MAP}

  NORTHWESTERN UNITED STATES
  Grassy Mountain -- Vale, Oregon -- 100% interest held by NGC
  Musgrove Creek, Idaho -- 100% interest held by NGC

     The Corporation owns the exploration, development and mining rights on two properties acquired from Atlas Corporation ("Atlas") -- Grassy Mountain in Malheur County, Oregon, and Musgrove Creek in Lemhi County, Idaho. The rights were acquired in October 1992 through two 35-year leases, each with options for three 10-year extensions. The total lease payment was $22.5 million, which has been fully paid, plus a 5% royalty on production from Grassy Mountain against which an advance payment of $7.5 million was made.

     The Grassy Mountain project was drilled extensively by Atlas. The drilling has delineated an oxide ore gold deposit containing 995,900 ounces of gold and 2,467,000 ounces of silver. These reserves are contained in approximately 16 million tons of ore at an average grade of 0.062 ounces of gold per ton. The development plan prepared by Atlas for Grassy Mountain contemplated production of approximately 100,000 ounces of gold annually, at an estimated average operating cost over the life of the mine of approximately $150 to $200 per ounce. The Corporation is undertaking an engineering and geological review of the Atlas plan, which could increase or decrease the reserves, or alter the production schedule and/or costs. Subject to the results of these studies and obtaining necessary permits, production could begin in 1997. Further, the Corporation has begun limited exploration efforts on the Grassy Mountain property in areas outside the Atlas reserve. The 43 square miles of land which make up the Grassy Mountain property are considered to have significant additional potential, although there can be no assurance that such potential will be realized until further geological work is complete.

                          {INSERT GRASSY MOUNTAIN MAP}

     The Musgrove Creek prospect in Idaho, which covers approximately 24 square miles, is in the very early stages of exploration, but management believes the exploration potential appears promising based on results from a limited drilling program by Atlas and subsequent exploration and drilling by the Corporation.

  LAOS
  Newmont Viengkham Limited -- 93% owned by NGC

     NGC has a 93% interest in a joint venture for exploration in Laos. This joint venture agreement covers approximately 2,500 square miles of land which management believes is highly prospective.

  OTHER

     In addition to the exploratory projects specifically discussed above, the Corporation is in the preliminary stages of exploration and/or joint venture discussions in other parts of the world, including Chile, Ecuador, Mexico and Canada. There can be no assurances that any of these activities by the Corporation will result in any new joint ventures or other projects or that such new joint ventures or projects would result in profitable operations.

ENVIRONMENTAL MATTERS

  GENERAL

     The Corporation's United States gold mining and processing operations are subject to extensive federal, state and local governmental regulations for the protection of the environment, including such as relate to the protection of air and water quality and mine reclamation, and for the promotion of mine and occupational safety. Management believes that these regulations have not had, and will not in the future have, a materially more severe impact on the Corporation's United States operations than is experienced by other gold mining companies in the United States. Management does not believe that compliance with such regulations will have a material adverse effect on its competitive position. At this time the Corporation does not expect any material impact on future recurring operating costs of compliance with currently enacted environmental regulations. Ongoing costs to comply with environmental obligations have not been significant to the Corporation's total costs of operations. Since the Corporation is not able to pass on any net increases in costs to its customers, any such increases could have an effect on future profitability of the Corporation depending upon the price of gold. Amendments to current laws and regulations governing operations and activities of mining companies or the stringent implementation thereof could have a material adverse impact on the Corporation in terms of increased capital and operating expenditures.

     The Corporation's operations outside of the United States are also subject to governmental regulations for the protection of the environment. Management believes that these regulations have not had, and will not have, a materially adverse effect on the Corporation's operations or its competitive position. The adoption of new laws or regulations, or amendments to current laws or regulations, regarding the operations and activities of mining companies could have a material adverse impact on the Corporation's capital and operating expenditures. It is estimated that compliance with regulations for the protection of the environment will require capital expenditures of approximately $3 million in 1994 in connection with the Zarafshan-Newmont joint venture and a total of approximately $5 to $10 million in 1994, 1995 and 1996 in connection with the Minahasa project in Indonesia.

  NEVADA OPERATIONS

     The Corporation's Nevada gold mining and processing operations generate solid waste which is subject to regulation under the federal Resource Conservation and Recovery Act ("RCRA") and similar laws of the State of Nevada. Solid waste that is considered "hazardous" is subject to extensive regulation by the U.S. Environmental Protection Agency (the "EPA") and the State of Nevada under Subtitle C of RCRA, while non-hazardous solid waste is governed by a less stringent program under Subtitle D of RCRA and solid waste management regulations of the State of Nevada. A 1980 amendment to RCRA temporarily excluded from Subtitle C regulation all solid waste from the "extraction, beneficiation, and processing of ores and minerals," until at least six months after the submission to Congress by the EPA of a study of such wastes and promulgation by the EPA of appropriate regulations.

     The EPA's study of "extraction" and "beneficiation" wastes from mining operations was submitted to Congress at the end of 1985. Six months later the EPA issued a determination that the regulation of such wastes under Subtitle C of RCRA was not warranted, and that it intended to develop specific regulations for such wastes under Subtitle D. The process of developing such regulations under Subtitle D has been underway since mid-1986. The Corporation is participating in that process. The EPA has indicated that the regulations for these wastes will be more stringent than the current Subtitle D program but less stringent than the hazardous waste regulations under Subtitle C. At the present time, however, there is not a sufficient basis to accurately predict the potential impacts of such regulations on the Corporation.

     With regard to wastes from the "processing" of ores and minerals (including refining wastes), the EPA adopted an interpretation of the exclusion of such wastes from Subtitle C regulation to limit it only to certain very high volume wastes. This interpretation became effective in the State of Nevada in August 1990. However, due to the fact that NGC recycles all potentially hazardous secondary materials generated during refining operations, this interpretation has not had, and is not expected to have, any material impact on the Corporation's operations.

     The Corporation's Nevada operations are subject to stringent state permitting regulations for protection of surface and ground water, as well as wildlife. These regulations address the design, construction, operation and closure of mining facilities, and may require additional capital and operating expenditures for current operations, expansions and development of new projects. Requirements for the closure and reclamation of pits, tailings impoundments and leaching facilities may significantly increase costs when these operations are closed. New procedural requirements may result in substantial delays when bringing new projects into production and when modifying or expanding existing operations.

     The Corporation's gold mining operations have the potential to produce fugitive dust, primarily from unpaved roads and material handling. These fugitive dust emissions are controlled by the use of water with chemical binders as a dust suppressant. Fugitive dust emissions are subject to regulation under the laws of the State of Nevada. The EPA's current regulations under the federal Clean Air Act exclude fugitive dust from surface mines in determining whether new or expanded sources need permits for construction under the regulations for prevention of significant deterioration ("PSD") of air quality. Extensive amendments to the federal Clean Air Act were enacted by Congress in late 1990. These amendments could ultimately increase the Corporation's compliance costs for air pollution permitting and/or control at its gold mining operations, but the impact on such operations is so dependent on future regulations and other contingencies that it cannot reasonably be predicted at this time.

     It is estimated that with respect to the Corporation's U.S. operations, compliance with federal, state and local regulations relating to the discharge of material into the environment, or otherwise relating to the protection of the environment, required capital expenditures of approximately $66 million in 1993, primarily as part of the construction of the Corporation's refractory ore treatment plant (see Item 2 -- "Refractory Ore Treatment Plant at Carlin"), and will require approximately $85 to $90 million of such capital expenditures in 1994, again largely due to the construction of the refractory ore treatment plant. Thereafter, annual capital expenditures for such compliance measures are expected to be less than $20 million.

  ENVIRONMENTAL LIABILITIES

     The Corporation is involved in several matters concerning environmental liabilities primarily associated with former mining activities of three subsidiaries of NGC (which were acquired from NMC in the Transaction) -- Idarado Mining Company ("Idarado") in the State of Colorado, Resurrection Mining Company ("Resurrection") in the State of Colorado and Dawn Mining Company ("Dawn") in the State of Washington.

     Idarado is an 80.1% owned subsidiary of NGC. In 1992, Idarado and Newmont entered into a consent decree to settle a lawsuit brought by the State of Colorado against them under the Comprehensive Environmental Response, Compensation and Liability Act, generally referred to as the "Superfund Act." As well as settling natural resource damages and past and future response costs, Idarado agreed in the consent decree to undertake specified reclamation and remediation work, including ongoing care, maintenance and monitoring costs related to its former mining activities in the Telluride/Ouray area of Colorado.

     Resurrection is a wholly owned subsidiary of NGC and is a partner in a mining joint venture with ASARCO Incorporated ("ASARCO") near Leadville, Colorado. Resurrection, Newmont, the joint venture and ASARCO are defendants in a lawsuit brought under the Superfund Act. The proceedings seek to compel the defendants to remediate the impacts of pre-existing mining activities which are alleged to be causing substantial environmental problems in the Leadville area. The Corporation is currently actively negotiating with the EPA, the State of Colorado and ASARCO to develop a reclamation and remediation plan for the site and to specify the financial obligations of the involved parties. In addition to costs of remedial action, the state and federal governments will seek to recover past and future response costs to be incurred at the site and may seek to recover damages for natural resources. The full extent of the costs to be incurred in this matter cannot yet be determined. For additional information on this matter, see Item 3 -- "Legal Proceedings."

     Dawn is 51% owned by NGC. Dawn leased a currently inactive open-pit uranium mine near Spokane, Washington and also owns a nearby uranium millsite facility. Dawn does not presently have sufficient funds to pay for reclaiming the leased land or to pay for the closure of its mill. Dawn has submitted to the State of Washington a mill closure plan which could potentially generate the necessary funds to reclaim the mine and the mill. At the request of the State of Washington, Dawn is presently doing detailed engineering for the plan. A formal decision on the plan by the State of Washington is not expected before the fourth quarter of 1994. If Dawn is not able to fund the mine and mill closure costs, the U.S. Department of Interior has notified Dawn that it would seek to hold Dawn and Newmont liable for any costs incurred as a result of Dawn's failure to comply with the lease and applicable regulations for such closure. The Corporation intends to vigorously contest any such claims.

     At December 31, 1993, $62.7 million was accrued with respect to these matters. Depending upon the ultimate resolution of these matters, management believes that it is reasonably possible that the liability for these matters could be as much as 60% greater or 20% lower than this amount. In addition, at December 31, 1993, $42.2 million was recorded as a receivable from third parties for costs previously expended in connection with these matters and for the future liabilities estimated in connection with these matters. The third parties involved are primarily insurance carriers, who have reserved their rights or disclaimed liability under their respective policies. Certain carriers have commenced declaratory judgment actions seeking a determination that the claims are not covered. The Corporation is negotiating with some of the carriers for recovery of past and future costs relating to certain of the environmental matters herein discussed. Newmont has also had preliminary settlement negotiations with the entire group of insurance carriers; however, these discussions are preliminary and the Corporation cannot reasonably predict the outcome of these negotiations at this time. In addition, the Corporation has instituted suit against certain of the insurance carriers in the state courts of Colorado seeking a judicial declaration that those insurance carriers are jointly and severally liable to the Corporation for all costs and damages that the Corporation has incurred or which the Corporation may incur in the future in connection with the Idarado consent decree described above. The Corporation cannot reasonably predict the outcome of this action at this time. The total receivables recorded as of December 31, 1993 represents a reasonably probable amount the Corporation expects to receive based upon its discussions with counsel. Although the Corporation cannot reasonably predict the outcome of its negotiations with the insurance carriers, it believes that ultimately a recovery of claimed costs will be made from the insurance carriers.

     For additional information on these environmental liabilities, see Notes 9 and 13 to Item 8.

GENERAL

     The Corporation does not hold material patents or other material licenses, franchises or concessions in connection with its business.

     Capital expenditures incurred by the Corporation for continuing operations were approximately $235 million, $213 million and $96 million in 1993, 1992 and 1991, respectively.

     There were 2,370 persons employed by the Corporation at December 31, 1993.

ITEM 2. PROPERTIES

PRODUCTION

  CARLIN, NEVADA -- 100% OWNED BY NGC

     The Corporation's operations along the Carlin Trend are divided geographically into three management areas: the North Area which includes the Post, Carlin and Genesis mines and Mills No. 1 and No. 4; the South Area which includes the Gold Quarry mine and Mills No. 2 and No. 5; and the Rain Area which includes the Rain mine and Mill No. 3. Each of these areas has a leach facility. See map on page 5 herein.

     In 1993, ore was produced from five open-pit mines -- Genesis, Post, Carlin, Gold Quarry and Rain. It is expected that the Rain mine will be decommissioned in late 1994 when its ore reserves are fully depleted. The Post mine is being mined by Barrick Goldstrike Mines, Inc. ("Barrick") under a joint mining agreement executed in December 1992 by NGC and Barrick for the exploitation of the shared Post deposit and other related matters. The lower and deep zones of this ore body contain approximately 9.25 million ounces of gold, of which NGC owns 4.88 million ounces and Barrick the remaining 4.37 million ounces. The parties will share the cost of mining the ore body in proportion to their interests in the contained gold. NGC will benefit from lower costs of mining than if it had separately mined its portion of the Post ore body. See
Item 7 --

"Management's Discussion and Analysis of Results of Operations and Financial Condition." See map on page 5 herein.

                                MINE PRODUCTION
                                 DRY SHORT TONS
                                     (000S)

                                                       1993                                            1992
                                     -----------------------------------------       ----------------------------------------
                                      MILL      LEACH                                 MILL      LEACH
                                      ORE        ORE        WASTE       TOTAL         ORE        ORE       WASTE       TOTAL
                                     ------     ------     -------     -------       ------     ------     ------     -------
North Area -- Genesis..............   2,336     12,704      50,413      65,453          690     10,383     31,449      42,522
           -- Carlin...............      64      2,789       3,929       6,782           77      1,409      2,073       3,559
           -- Post.................     420      1,066      15,188      16,674        1,845      6,190      6,616      14,651
                                     ------     ------     -------     -------       ------     ------     ------     -------
                                      2,820     16,559      69,530      88,909        2,612     17,982     40,138      60,732
South Area -- Gold Quarry..........  11,005     36,760      56,283     104,048       10,364     22,141     47,107      79,612
Rain Area -- Rain..................   1,049      2,951       7,758      11,758          901      1,700     10,268      12,869
                                     ------     ------     -------     -------       ------     ------     ------     -------
        Total......................  14,874     56,270     133,571     204,715       13,877     41,823     97,513     153,213
                                     ------     ------     -------     -------       ------     ------     ------     -------
                                     ------     ------     -------     -------       ------     ------     ------     -------

     The Corporation has an established program for the maintenance and repair of its equipment and facilities. Management believes that the Corporation's facilities are generally in a state of good repair. The Corporation has a continuous program of capital investment that includes, as necessary or advisable, the replacement, modernization or expansion of its equipment and facilities. For a discussion of anticipated future capital expenditures at the Corporation's Nevada operations, see Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition." Power for the Corporation's Nevada operations is provided by public utilities.

     With the principal exception of its Gold Quarry and Rain properties, NGC's Nevada properties are owned primarily in fee, having been acquired from the United States by mineral patents and from others. NGC owns in fee or controls through long-term mining leases and unpatented mining claims all of the minerals and surface area within the boundaries of the present and projected mining areas of the Gold Quarry property. Such long-term leases extend for at least the anticipated life of the mine. In a substantial portion of such present and projected mining areas, NGC owns a 10% undivided interest in the minerals and with respect to the remaining 90% has agreed to pay a royalty to third party lessors that is equivalent to approximately 18% of production therefrom. NGC also has less significant royalty commitments to other parties with respect to other portions of the Gold Quarry property and certain of its other properties, notably Rain. See Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition."

     The U.S. Congress is considering various proposed amendments, including proposals supported by the Clinton Administration, to the General Mining Law of 1872, which governs mining claims and related activities on federal public lands. Among other things, these proposals would impose royalties on gold production from claims on federal lands. Approximately 94% of NGC's proven and probable ore reserves in Nevada are located on private land and, therefore, not potentially subject to such government proposals to impose a royalty on gold production from federal lands.

  Mill Facilities at Carlin

     Mill No. 1 was built in 1965 and has treated ore from mines in the North Area such as Carlin, Genesis and Post. It treated an average of 2,600 tons per day of refractory and oxide ores in 1993. The treatment processes include primary and secondary crushing, grinding and cyanide leaching with gold recovery onto activated carbon using a carbon-in-pulp ("CIP") circuit. Mill No. 1 also contains a chlorination pre-treatment circuit for the processing of carbonaceous refractory gold ores. After pre-treatment, the ore pulp is combined with the oxide ore pulp for cyanide leaching with gold recovery onto activated carbon. The gold is then stripped from the carbon and refined to ore at NGC's refinery.

     Mill No. 2 was commissioned in 1985 and is located in the South Area adjacent to the Gold Quarry open pit mine. It treated an average of 9,200 tons per day of oxide ore in 1993. The treatment processes consist of primary crushing, semi-autogenous grinding and cyanide leaching with gold recovery by CIP and carbon-in-column ("CIC") technologies. Mill No. 2 will be taken out of service in 1994, once the refractory ore treatment plant becomes fully operational, which is expected to occur in the third quarter of 1994. See "Refractory Ore Treatment Plant at Carlin."

     Mill No. 3 was commissioned in 1988 and is located in the Rain Area some thirteen miles southeast of the town of Carlin, Nevada. In 1993, it treated an average of 2,500 tons of oxide ore per day. The treatment processes consist of primary and secondary crushing, a grinding circuit and cyanide leaching with gold recovery onto activated carbon through the use of a CIP circuit. This mill is expected to be decommissioned in late 1994 when the Rain Mine ore reserves are fully depleted.

     Mill No. 4 was commissioned in 1989 and is located in the North Area approximately one mile northeast of the Post deposit. In 1993, it treated an average of 7,400 tons of oxide ore per day from the Post and Genesis mines. The treatment process is similar to Mill No. 2, but instead of a leach tank and CIP circuit, carbon-in-leach ("CIL") and CIC circuits are in place.

     Mill No. 5 was commissioned in 1988 and is located in the South Area adjacent to Mill No. 2. In 1993, it treated an average of 17,600 tons of oxide ore per day. The treatment process is similar to Mill No. 4.

                                MILL PRODUCTION

                                                      1993                                           1992
                                   ------------------------------------------     ------------------------------------------
                                   DRY SHORT    GRADE                             DRY SHORT    GRADE
                                     TONS      (OUNCES                OUNCES        TONS      (OUNCES                OUNCES
                                    MILLED       PER     INDICATED   PRODUCED      MILLED       PER     INDICATED   PRODUCED
                                    (000S)      TON)     RECOVERY     (000S)       (000S)      TON)     RECOVERY     (000S)
                                   ---------   -------   ---------   --------     ---------   -------   ---------   --------
Mill No. 1 -- North Area.........       960     0.094      85.6%        82.5           562     0.087      82.7%        40.9
Mill No. 2 -- South Area.........     3,368     0.090      81.4%       239.2         3,652     0.083      80.4%       238.1
Mill No. 3 -- Rain Area..........       903     0.101      85.7%        77.0           903     0.118      85.3%        95.9
Mill No. 4 -- North Area.........     2,692     0.111      84.9%       252.5         2,416     0.114      85.0%       241.2
Mill No. 5 -- South Area.........     6,419     0.081      80.5%       412.3         6,231     0.084      79.7%       417.3
                                   ---------                         --------     ---------                         --------
        Tota1....................    14,342     0.091      82.4%     1,063.5        13,764     0.091      81.6%     1,033.4
                                   ---------                         --------     ---------                         --------
                                   ---------                         --------     ---------                         --------

  Refractory Ore Treatment Plant at Carlin

     NGC is building a low-temperature roaster plant to oxidize refractory ores in conjunction with existing milling facilities in the South Area of operations on the Carlin Trend. This modern roaster, which is scheduled to be completed in the third quarter of 1994, will be capable of treating 8,000 tons of ore per day and is expected to cost approximately $300 million which is to be funded from cash balances, operating cash flow and borrowings.

     The plant will enable NGC to oxidize and treat higher grades of refractory ores that contain both sulfides and active carbon. While the capital costs per ton of capacity for a roaster are higher than those of an autoclave (an oxidation process in which high temperatures and pressures are applied to convert refractory sulfidic mineralization into cyanide amenable oxide ore), the nearest alternative process for mill-grade refractory ore, the roaster's operating costs per ton are expected to be lower than the costs of operating an autoclave. Autoclaves, furthermore, will not treat ores containing active carbon, as do modern roasters.

  Leaching Facilities at Carlin

     Processing at the Carlin leaching operations consists of crushing, dump leaching and carbon adsorption facilities. The ore is hauled from the mines to crushing plants for size reduction. The ore is then agglomerated with cement at a controlled moisture content and stacked on impermeable pads. Leach ore which is mined in excess of crushing capacity is placed directly on the leach pads, without first being crushed, to avoid stockpile rehandling costs. The ore is then leached with a low concentration cyanide solution. The gold leaching solutions are collected and passed through columns of activated carbon wherein the removal of gold is accomplished by adsorption. The barren solutions are then returned for re-use in the process. Gold recovery from carbon is accomplished at a central carbon handling facility. See "Other Facilities at Carlin." The South Area leach facility, commissioned in 1989, was expanded during 1991 and 1992. The North Area leach facility was commissioned in 1988 and expanded in 1991, 1992 and 1993. In 1994 expansions are planned in both the North and South Areas. The Rain Area leach facility was commissioned in 1988.

                                LEACH PRODUCTION

                                                            1993                                    1992
                                            ------------------------------------    ------------------------------------
                                            DRY SHORT                               DRY SHORT
                                              TONS        GRADE        OUNCES         TONS        GRADE        OUNCES
                                             PLACED      (OUNCES     PRODUCED(1)     PLACED      (OUNCES     PRODUCED(1)
                                             (000S)      PER TON)      (000S)        (000S)      PER TON)      (000S)
                                            ---------    --------    -----------    ---------    --------    -----------
North Area.................................   19,466       0.019        235.7         20,532       0.024         263.7
South Area.................................   36,557       0.019        344.3         21,366       0.020         272.4
Rain Area..................................    2,922       0.021         22.9          1,897       0.022          18.4
                                            ---------                   -----       ---------                -----------
        Tota1..............................   58,945       0.019        602.9         43,795       0.022         554.5
                                            ---------                   -----       ---------                -----------
                                            ---------                   -----       ---------                -----------

- ---------------

(1) Leach recovery from tons placed fluctuates from year-to-year due to ore grade, differing solution application rates, cycle times, as well as varying inventories of unleached material placed on pads.

  Bioleaching at Carlin

     As an extension of its current leaching operations, field tests have confirmed the commercial viability of a patented bioleaching process to recover gold from low-grade sulfidic materials that previously could not be treated economically. The Corporation's patented process has proved economic on low-grade sulfidic material that already has been mined as a consequence of activity to recover higher-grade sulfidic material or oxidized ores. In the bioleaching process, high-density cultures of naturally occurring bacteria are added to low-grade ore as it is placed on leach pads. The bacteria break down the sulfide crystal structure in the ore, allowing the gold subsequently to be dissolved and recovered through normal heap leaching processes.

     NGC has a second bioleaching process under longer-range commercial tests which is aimed at recovering gold from low-grade sulfidic material that contains active carbon. Such carbon currently prevents economic recovery of contained gold by absorbing gold from the solution into which it has been dissolved.

     NGC has an agreement with Barrick which could allow NGC the opportunity to treat and recover gold from Barrick's low-grade refractory material. If the patented bioleaching process has commercial applicability to Barrick's material, NGC could construct and operate a facility for such treatment in return for a 50% share of the profits, after recovery of capital.

  Other Facilities at Carlin

     As discussed above, all of the Corporation's Carlin milling and leaching plants recover gold onto activated carbon. The gold-bearing activated carbon from all of these plants is processed at the central carbon processing plant located in the South Area of operations. The gold is stripped from the gold-bearing carbon into a solution which is then subjected to an electrowining process at the refinery, located near the carbon handling plant. After the gold is stripped from the carbon at the carbon processing plant, the carbon is then "re-activated" and returned to the various milling and leaching facilities for reuse. The refinery also includes a retorting process to remove mercury, which would otherwise be vaporized and released to the atmosphere, from the electrowining product. The mercury is sold as a by-product. The refinery produces dore bullion which typically has a gold and silver content of 85% to 95%. This dore bullion is then sent to custom toll refiners who further refine the dore and recover the gold and silver at, typically, a pureness of 99.99%.

     The refinery, analytical laboratory and administration offices are located in the vicinity of Mills Nos. 2 and 5 in the South Area. The Corporation also has an advanced metallurgical research laboratory in Salt Lake City, Utah.

  MINERA YANACOCHA -- 38% OWNED BY NGC

     Minera Yanacocha commenced production in August 1993. During the final five months of the year, it produced a total of 81,500 ounces of gold from the Carachugo mine. This was equivalent to an annual rate of approximately 220,000 ounces. The Maqui Maqui deposit is expected to commence production at a rate of approximately 180,000 ounces of gold annually at the end of 1994. Minera Yanacocha's total production is expected to be approximately 350,000 to 400,000 ounces in 1995.

PROVEN AND PROBABLE ORE RESERVES

     Newmont's equity in the proven and probable reserves of NGC and its subsidiaries, on a pro forma basis giving effect to the Transaction, was approximately 23,177,000 ounces and 21,194,000 ounces of gold at December 31, 1993 and December 31, 1992, respectively.

  CARLIN, NEVADA

     NGC's estimate of the proven and probable ore reserves at Carlin, Nevada at December 31, 1993 and 1992 is set forth in the table below. The proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry. Calculations with respect to the estimates as of December 31, 1993 and 1992, are based on a gold price of $400 per ounce. NGC's management believes that if its reserve estimates were to be based on gold prices as low as $300 per ounce with current operating costs, 1993 year-end reserves would decrease by approximately 16%. Conversely, if its reserve estimates were to be based on a gold price of $500 per ounce with current operating costs, 1993 year-end reserves would increase by approximately 19%. These reserves represent the total quantity of ore to be extracted from the deposits or stockpiles, allowing for mining efficiencies and ore dilution.

                                               DECEMBER 31, 1993                          DECEMBER 31, 1992
                                     --------------------------------------     --------------------------------------
                                     DRY SHORT        GRADE       CONTAINED     DRY SHORT        GRADE       CONTAINED
 DEPOSITS WITH PROVEN AND PROBABLE   TONS(2)(3)      (OUNCES      OUNCES(5)     TONS(2)(3)      (OUNCES      OUNCES(5)
            RESERVES(1)                (000S)      PER TON)(4)     (000S)         (000S)      PER TON)(4)     (000S)
- ------------------------------------ ----------    -----------    ---------     ----------    -----------    ---------
North Area
  Capstone/Bootstrap................    22,956        0.037            838         22,956        0.037            838
  Carlin............................     2,069        0.034             71          9,119        0.028            256
  Deep Star.........................       849        0.929            789            849        0.929            789
  Genesis...........................    65,875        0.032          2,090         74,493        0.032          2,358
  North Star(6).....................        --           --             --          5,700        0.035            200
  Pete..............................     6,423        0.026            169          6,423        0.026            169
  Post..............................    30,812        0.169          5,217         32,589        0.162          5,264
  Tara..............................     5,133        0.057            292             --           --             --
  Stockpiles........................     9,488        0.034            321         11,404        0.039            440
                                     ----------                   ---------     ----------                   ---------
                                       143,605        0.068          9,787        163,533        0.063         10,314
                                     ----------                   ---------     ----------                   ---------
South Area
  Gold Quarry.......................   145,189        0.041          5,906        179,915        0.041          7,299
  MAC...............................     5,677        0.016             89          5,677        0.016             89
  Tusc..............................    13,378        0.062            827         13,378        0.062            827
  Stockpiles........................    18,463        0.046            849          9,566        0.050            479
                                     ----------                   ---------     ----------                   ---------
                                       182,707        0.042          7,671        208,536        0.042          8,694
                                     ----------                   ---------     ----------                   ---------
Rain Area
  Emigrant Springs..................     4,864        0.035            169          4,853        0.035            168
  Rain/SMZ..........................       979        0.054             53          4,575        0.050            227
  Stockpiles........................     2,830        0.031             89          1,776        0.032             57
                                     ----------                   ---------     ----------                   ---------
                                         8,673        0.036            311         11,204        0.040            452
                                     ----------                   ---------     ----------                   ---------
                                       334,985        0.053         17,769(7)     383,273        0.051         19,460
                                     ----------                   ---------     ----------                   ---------
                                     ----------                   ---------     ----------                   ---------
Newmont Mining's pro forma equity in contained
  ounces(89.22%)..............................................      15,854                                     17,362
                                                                  ---------                                  ---------
                                                                  ---------                                  ---------

- ---------------

(1) The term "reserve" means that part of a mineral deposit which can be reasonably assumed to be economically and legally extracted or produced at the time of the reserve determination.

    The term "economically," as used in the definition of reserve, implies that profitable extraction or production under defined investment assumptions has been established or analytically demonstrated. The assumptions made must be reasonable, including assumptions concerning the prices and costs that will prevail during the life of the project.

    The term "legally," as used in the definition of reserve, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, there should not be any significant uncertainty concerning issuance of these permits or resolution of legal issues.

    The term "proven reserves" means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the result of detailed sampling; and
    (c) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established.

    The term "probable reserves" means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

(2) Represents the total quantity of ore to be extracted from each deposit or stockpile, allowing for mining efficiencies and ore dilution.

(3) Calculated using cutoff grades for 1993 and 1992 as follows: oxide leach material not less than 0.006 ounce per ton; refractory mill material not less than 0.07 ounce per ton; oxide mill material varies. Ore reserves were calculated using different recoveries depending on each deposit's metallurgical properties and process. The average oxide mill recoveries utilized were as follows (1992 values in parenthesis): Mill No. 1 -- 85% (85%); Mill No. 2 -- 85% (85%); Mill No. 3 -- 86% (86%); Mill No. 4 -- 82%
    (84%); Mill No. 5 -- 85% (85%). The average refractory mill recoveries utilized were: Mill No. 1 -- 85% (85%). Roaster -- (engineered estimate) 88% (88%). The following average leach recoveries utilized were used for oxide material: North Area -- 65% (66%); South Area -- 70% (70%); Rain Area -- 56% (57%).

    The term "cut-off grade" means the lowest grade of mineralized rock that qualifies as ore in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and milling or leaching facilities available.

(4) The stated average grade (ounces per ton) may not correspond to that determined by direct calculation due to rounding.

(5) Contained ounces are prior to any losses during metallurgical treatment.

(6) North Star's 1993 year-end reserves are included with the 1993 year-end Genesis reserves. The latter's ultimate pit area now includes North Star.

(7) Approximately 50% of these reserves are refractory in nature. Refractory ore is not amenable to the normal cyanidation recovery processes currently used by NGC. Such ore must be oxidized before it is subjected to the normal recovery processes. All refractory reserves are of mill-grade material containing at least 0.07 ounces per ton.

  NON CARLIN TREND PROVEN AND PROBABLE RESERVES

     Proven and probable ore reserves as of December 31, 1993 and 1992 of the projects and prospects in which NGC as a result of the Transaction has an interest, other than those on the Carlin Trend in Nevada, are listed below, together with NGC's equity interest in such projects and prospects. These reserves represent the total quantity of ore to be extracted from the deposits or stockpiles, allowing for mining efficiencies and ore dilution. Contained ounces are prior to any losses during metallurgical treatment. The Corporation's pro forma equity in these reserves, giving effect to the Transaction, is 89.22% of NGC's equity.

                                      DECEMBER 31, 1993                                       DECEMBER 31, 1992
                    ------------------------------------------------------  -----------------------------------------------------
                                                                   NGC'S                                                  NGC'S
                                                                 EQUITY IN                                              EQUITY IN
                                            GRADE     CONTAINED  CONTAINED                         GRADE     CONTAINED  CONTAINED
                    NGC'S    DRY SHORT     (OUNCES     OUNCES     OUNCES    NGC'S   DRY SHORT     (OUNCES     OUNCES     OUNCES
                    EQUITY  TONS (000S)  PER TON)(5)   (000S)     (000S)    EQUITY TONS (000S)  PER TON)(5)   (000S)     (000S)
                    -----   -----------  -----------  ---------  ---------  -----  -----------  -----------  ---------  ---------
Zarafshan-Newmont
  (Uzbekistan).....  50%      242,508(1)    0.036(1)     8,674     4,337     50%     165,347(1)    0.034(1)     5,578     2,789
Minahasa
  (Indonesia)......  80%        8,380(2)    0.215(2)     1,799     1,439     80%          --          --           --        --
Minera Yanacocha
  (Peru)...........  38%       84,666(3)    0.045(3)     3,780     1,436     40%      31,689(3)    0.040(3)     1,275       510
Grassy Mountain
  (Oregon)......... 100%       15,984(4)    0.062(4)       996       996    100%      15,984(4)    0.062(4)       996       996
                            -----------               ---------  ---------         -----------               ---------  ---------
  Total............           351,538                   15,249     8,208             213,020                    7,849     4,295
                            -----------               ---------  ---------         -----------               ---------  ---------
                            -----------               ---------  ---------         -----------               ---------  ---------
Newmont Mining's pro forma equity in contained ounces
  (89.22%).....................................................    7,323                                                  3,832
                                                                 ---------                                              ---------
                                                                 ---------                                              ---------

- ---------------

(1) Material available to Zarafshan-Newmont for processing, from designated stockpiles or from other specified sources. All ore is oxidized. Tonnage and gold content of material available to NGC for processing, from the designated stockpiles or from other specified sources, are guaranteed by state entities of Uzbekistan. NGC has completed confirmatory surveying, sampling, assaying and metallurgical testing on a substantial part of this material. Material will be crushed and leached. The feasibility study prepared by the joint venture used a gold price of $350 per ounce and 50% to 65% leach recovery rate, depending on material type.

(2) Calculated by the Corporation using a gold price of $350 per ounce, a cutoff grade of 0.058 ounces per ton and mill recovery rates of 80% to 89% depending on material type. Substantially all the ore is refractory.

(3) Calculated by the Corporation using a gold price of $350 per ounce and a cutoff grade not less than 0.010 ounces per ton. Reserves are contained in four deposits. Material is being leached. Assumed leach recovery is 60% to 83%, depending on each deposit's metallurgical properties. All ore is oxidized.

(4) As published by Atlas Corporation in its Annual Report for the year ended June 30, 1991. All ore is oxidized and will be leached or milled. Feasibility study used a gold price of $350 per ounce, a 52.5% leach recovery rate, a 94% mill recovery rate and variable cutoff grades of at least 0.018 ounces per ton.

(5) The stated average grade (ounces per ton) may not correspond to that determined by direct calculation due to rounding.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION RELATING TO THE TRANSACTION

     On January 13 and 19, 1994, respectively, two identical actions, both of which purported to be stockholder derivative actions, were commenced in the Court of Chancery for the State of Delaware, by alleged stockholders of NGC. The original defendants in the actions were Newmont and the members of NGC's Board of Directors (collectively, the "Original Defendants"). The separate actions were consolidated on February 17, 1994 (the "Action"). The complaints sought relief for alleged breaches of fiduciary duties by the Original Defendants in connection with (i) a series of intercompany advances from NGC to Newmont which the plaintiffs claimed were made at rates that did not approximate negotiated, arm's-length rates, thereby wasting NGC's assets, and (ii) the Transaction described in Item 1, which the plaintiffs claimed would not benefit NGC and would waste its corporate assets. The plaintiffs thereafter filed an amended complaint asserting claims for injunctive relief and for damages against the Original Defendants and NGC (collectively, the "Defendants") on behalf of a class of NGC stockholders (other than the Original Defendants) as of January 21, 1994, the record date for voting with respect to the proposed Transaction, and their successors in interest. In addition to alleging that certain of the disclosures in the Proxy Statement relating to the Transaction were inadequate, the amended complaint claimed that consummation of the proposed Transaction would be unfair to the minority stockholders of NGC and a breach of fiduciary duties of the Defendants.

     On March 4, 1994, following certain discovery, the parties reached an agreement in principle to settle all claims asserted in the Action (as described below, the "Settlement"). Under that agreement, the essential terms of which are set forth in a Memorandum of Understanding dated March 4, 1994, the parties agreed to certification of a class for settlement purposes only consisting of all holders of record of NGC Common Stock (other than Newmont, the individual Defendants, members of their immediate families and their legal representatives, heirs, successors or assigns) as of January 21, 1994 and their successors in interest (collectively, the "Settlement Class").

     Under the terms of the Settlement, NGC has agreed to make to all members of the Settlement Class who were stockholders of record on January 21, 1994 a special payment of 6 1/2 cents per share. NGC has also agreed as part of the Settlement to pay for the costs of notice and administration of the Settlement. In addition, NGC has agreed to pay the plaintiffs' reasonable attorneys' fees and expenses in an amount to be determined by the Court, which shall not exceed $300,000.

     Newmont, NGC and each of the members of the Board of Directors of NGC believe that the claims asserted in the Action are without merit, but have agreed to settle the Action solely to avoid the expense and inconvenience of further protracted and time-consuming litigation. The Settlement is conditioned upon, among other things, (i) the execution of a definitive settlement agreement; (ii) final Court approval; and (iii) no other actions being filed which, in the reasonable judgement of the Defendants, would materially undermine the Defendants' rationale for settling (i.e., to eliminate the cost of further protracted litigation relating to the Transaction). If the Court, following notice to the Settlement Class and a hearing, approves the Settlement, it will be asked to enter an order and judgement providing for (a) the dismissal of the Action on the merits, and with prejudice as against NGC and the members of the Settlement Class, and (b) the general release of all claims which have been or could have been asserted by NGC or any member of the Settlement Class against the Defendants relating to or arising out of or in connection with any of the claims, transactions, facts, disclosures, matters or occurrences referred to in, or which are the subject matter of, the amended complaint in the Action.

OTHER LITIGATION

     In December 1983, the State of Colorado filed a lawsuit in the United States District Court for the District of Colorado under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA), 42 U.S.C. 9601 et seq., seeking clean-up and damages for alleged injury to natural resources due to releases of hazardous substances into the environment. This case, State of Colorado v. ASARCO, Inc., et al. (Civil Action No. 83-C-2388), has since been consolidated with another action, United States of America v. Apache Energy & Minerals, et al. (Civil Action No. 86-C-1676), which was filed August 6, 1986, and involves allegations of environmental impairment in the vicinity of Leadville, Colorado, including the area of the operations and property of the Res-ASARCO Joint Venture which owns the Black

Cloud Mine, the Yak Tunnel, and adjacent property. The State and the United States seek remedial actions and damages from a number of defendants, including Newmont and NGC's wholly owned subsidiary, Resurrection Mining Company, which is a partner with ASARCO in the Res-ASARCO Joint Venture. See Note 13 to Item 8.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1993.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Newmont's executive officers as of March 4, 1994 were:

         NAME              AGE                       OFFICE
- -----------------------    ---     ------------------------------------------
Gordon R. Parker           58      Chairman
Ronald C. Cambre           55      Vice Chairman and Chief Executive Officer
T. Peter Philip            61      President and Chief Operating Officer
Graham M. Clark, Jr.       48      Senior Vice President and General Counsel
Walter R. Lawrence         47      Senior Vice President, Operations
Wayne W. Murdy             49      Senior Vice President and Chief Financial
                                     Officer
David A. Baker             39      Vice President, Environmental Affairs
Kenneth A. Brunk           48      Vice President, Project Development
Marcel F. DeGuire          44      Vice President, Project Development and
                                     Metallurgical Research
Mary E. Donnelly           42      Vice President, Government Relations
John A. S. Dow             48      Vice President, Exploration
Gary E. Farmar             39      Vice President and Controller
Eric Hamer                 51      Vice President, Indonesian Projects
Leonard Harris             66      Vice President, Metallurgical Operations
James F. Hill              58      Vice President, Corporate Relations
Donald G. Karras           40      Vice President, Taxes
Donald L. McCall           61      Vice President, Project Development
Aubrey L. Paverd           55      Vice President, Exploration
Jean-Michel Rendu          50      Vice President, Mine Engineering and
                                     Information Systems
Timothy J. Schmitt         51      Vice President, Secretary and Assistant
                                     General Counsel
Patricia A. Flanagan       35      Treasurer and Assistant Secretary

     There are no family relationships by blood, marriage or adoption among any of the above executive officers of Newmont. All executive officers are elected annually by the Board of Directors or until their respective successors are chosen and qualify. There is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he or she was selected as an officer. Each named executive officer, except Messrs. Brunk, DeGuire, Dow, Harris and McCall, also serves as an executive officer of NGC.

     Mr. Parker has been Chairman of Newmont for more than five years. He was Chief Executive Officer from October 1, 1985 to November 1, 1993. He was President of Newmont from December 6, 1984 to October 29, 1991. He is also Chairman of NGC.

     Mr. Cambre was elected Vice Chairman and Chief Executive Officer of Newmont on September 23, 1993 (effective November 1, 1993). Previously, he served as Vice President and Senior Technical Advisor to the office of the Chairman of Freeport-McMoRan Inc., a natural resources company, since 1988. He is also Vice Chairman and Chief Executive Officer of NGC.

     Mr. Philip was elected President and Chief Operating Officer of Newmont on October 30, 1991. Previously, he was a Senior Vice President of Newmont for more than five years. He is also President and Chief Operating Officer of NGC.

     Mr. Clark was elected a Senior Vice President of Newmont on September 11, 1991. He was designated General Counsel on October 26, 1988 (effective May 1,
1989) and elected a Vice President on December 17, 1986. Prior to his designation as General Counsel, Mr. Clark was Vice President and Western Regional Counsel of Newmont. He is also Senior Vice President and General Counsel of NGC.

     Mr. Lawrence was elected Senior Vice President, Operations of Newmont on October 30, 1991. In addition, he has been Senior Vice President, Operations of NGC since October 30, 1991. Previously, he was a Vice President of NGC since December 16, 1987 serving in various senior capacities in operations and project development.

     Mr. Murdy was elected Senior Vice President and Chief Financial Officer of Newmont on December 16, 1992 (effective December 31, 1992). Previously, he served as Senior Vice President and Chief Financial Officer of Apache Corporation, an oil and gas exploration and production company, since May 1991. Prior to that he had been Chief Financial Officer of Apache Corporation since December 1987 and a Vice President since February 1987. He is also Senior Vice President and Chief Financial Officer of NGC.

     Mr. Baker was elected Vice President, Environmental Affairs of Newmont on February 26, 1992. Previously, he held various environmental positions with Newmont and NGC. He is also Vice President, Environmental Affairs of NGC.

     Mr. Brunk was elected Vice President, Project Development of Newmont on April 24, 1991 (effective March 11, 1991). Previously, he was a Vice President of NGC since December 16, 1987 serving in various senior capacities in operations and administration.

     Mr. DeGuire was elected a Vice President of Newmont on April 24, 1991 (effective March 11, 1991). He was designated Vice President, Project Development and Metallurgical Research on February 26, 1992. Previously, he had served as Vice President, Environmental Affairs and Metallurgical Research since March 11, 1991. Prior to his election as a Vice President, he served as Newmont's Director of Environmental Affairs for more than five years.

     Mr. Dow was elected Vice President, Exploration of Newmont on April 29, 1992. He has held various senior exploration positions with Newmont and its subsidiaries for more than five years.

     Ms. Donnelly was elected Vice President, Government Relations of Newmont on June 13, 1989. Previously, she served as Director of Governmental Relations since July 1, 1987 and prior to that as Assistant Director of Government Relations of Newmont. She is also Vice President, Government Relations of NGC.

     Mr. Farmar was elected a Vice President of Newmont on December 16, 1992 and Controller on October 30, 1991. Mr. Farmar had served as Assistant Controller since January 28, 1989. Previously, he served as Controller of Petro-Lewis Corporation, an independent oil and gas producer, for three years. He is also Vice President and Controller of NGC.

     Mr. Hamer was elected a Vice President of Newmont on February 24, 1993. He served as Vice President, Project Development from February 24, 1993 to December 31, 1993. Effective January 1, 1994, he was designated Vice President, Indonesian Projects. In addition, he served as Vice President and General Manager of NGC from October 30, 1991 to December 31, 1992. Previously, he served as Vice President and Resident Manager of NGC since March 11, 1991 and as Vice President, Operations from October 31, 1988 to March 10, 1991. He is also a Vice President of NGC.

     Mr. Harris was elected Vice President, Metallurgical Operations of Newmont on January 1, 1984.

     Mr. Hill was elected Vice President, Corporate Relations of Newmont on September 28, 1983. He is also Vice President, Public Relations of NGC.

     Mr. Karras was elected Vice President, Taxes on December 16, 1992 (effective November 9, 1992). Previously, he served as director of taxes of Kennecott Corporation, a natural resources company, for four years. He is also Vice President, Taxes of NGC.

     Mr. McCall was elected a Vice President of Newmont on October 26, 1988. He was designated Vice President, Project Development on June 12, 1991. Previously, he had served as Vice President, Corporate Development since January 1, 1991. Prior to his election as a Vice President of Newmont, Mr. McCall served as Executive Vice President of Newmont Oil Company, a former subsidiary.

     Mr. Paverd was elected Vice President, Exploration of Newmont on April 29, 1992. He has held various senior exploration positions with Newmont and NEL for more than five years.

     Mr. Rendu was elected Vice President, Mine Engineering and Information Systems of Newmont on February 24, 1993. In addition, he has been Vice President, Information Systems of NGC since November 26, 1991 and Vice President, Mine Engineering of NGC since March 11, 1991 having previously served as Vice President, Technical and Scientific Systems of NGC since October 31, 1988. Prior to that he was Director of Technical and Scientific Systems of NEL.

     Mr. Schmitt was elected a Vice President of Newmont on December 17, 1986 and was elected Secretary on May 25, 1988. He was designated Assistant General Counsel on October 30, 1991. He served as Controller from March 31, 1983 through October 29, 1991. He is also Vice President, Secretary and Assistant General Counsel of NGC.

     Ms. Flanagan was elected Treasurer of Newmont on December 16, 1992. Previously, she was an Assistant Treasurer from November 1, 1988 through December 15, 1992. She was appointed Assistant Secretary on June 24, 1992. She is also Treasurer and Assistant Secretary of NGC.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Newmont's Common Stock is traded on the New York Stock Exchange. Newmont's stock prices in 1993 and 1992, restated for the Stock Split, payable in the form of a stock dividend, declared on March 21, 1994, were:

                                                                                    1993                1992
                                                                                -------------       -------------
                                                                                HIGH      LOW       HIGH      LOW
                                                                                ---       ---       ---       ---
    First quarter.............................................................   36        29 5/8    37 7/8    29 7/8
    Second quarter............................................................   43 1/4    32 1/8    39 1/4    29
    Third quarter.............................................................   47 1/8    35 7/8    43 1/8    34 1/4
    Fourth quarter............................................................   46 3/8    37 5/8    39 1/2    29 1/4

     On March 4 1994, the approximate number of holders of record of Newmont's Common Stock was 6,300.

     A dividend of $0.12 per share of Common Stock outstanding was declared in each quarter of 1993 and 1992, or a total of $0.48 per share in each such year (in each case restated for the Stock Split). The determination of the amount of future dividends, however, will be made by the Corporation's Board of Directors from time to time and will depend on the Corporation's future earnings, capital requirements, financial condition and other relevant factors. For a description of certain restrictions on the payment of dividends, see Note 6 to Item 8.

ITEM 6. SELECTED FINANCIAL DATA

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------------
                                         1993          1992         1991        1990         1989
                                      ----------    ----------    --------    --------    ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE)
Sales...............................  $  634,294    $  613,196    $622,771    $683,493    $  582,141
                                      ----------    ----------    --------    --------    ----------
                                      ----------    ----------    --------    --------    ----------
Income from continuing operations
  before cumulative effects of
  changes in accounting principles..  $   94,669    $   90,621    $ 94,278    $168,497    $   78,360
Discontinued operations -- after
  tax...............................          --            --          --     174,067        47,491
Cumulative effects of changes in
  accounting principles after tax...      38,470       (11,572)         --          --            --
                                      ----------    ----------    --------    --------    ----------
Net income..........................  $  133,139    $   79,049    $ 94,278    $342,564    $  125,851
                                      ----------    ----------    --------    --------    ----------
                                      ----------    ----------    --------    --------    ----------
Earnings per share*:
  Income from continuing operations
     before cumulative effects of
     changes in accounting
     principles.....................  $     0.92    $     1.04    $   1.11    $   1.99    $     0.93
  Income from discontinued
     operations -- after tax........          --            --          --        2.06          0.57
  Cumulative effects of changes in
     accounting principles..........        0.45          0.14          --          --            --
                                      ----------    ----------    --------    --------    ----------
Net income..........................  $     1.37    $     0.90    $   1.11    $   4.05    $     1.50
                                      ----------    ----------    --------    --------    ----------
                                      ----------    ----------    --------    --------    ----------
Dividends declared per common
  share*............................  $     0.48    $     0.48    $   0.48    $   0.48    $     0.48
                                      ----------    ----------    --------    --------    ----------
                                      ----------    ----------    --------    --------    ----------

- ---------------
* All amounts have been restated for a 1.2481 shares to 1 share stock split declared March 21, 1994. See Note 14 in Item 8.

AT DECEMBER 31:
Total assets.......................  $1,186,410    $1,236,304     $818,057    $950,933    $1,294,399
Long-term debt, including current
  portion..........................  $  192,000    $  265,689     $224,395    $414,228    $1,076,425
Stockholders' equity (deficit).....  $  629,832    $  528,565(1)  $201,448    $109,572    $ (199,556)

- ---------------
(1) Includes the effect of the issuance of 2.875 million shares of $5.50 convertible preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     All per share amounts herein have been restated for the 1.2481 shares to 1 share stock split declared March 21, 1994. The stock split was declared as part of a transaction in which the Corporation transferred all of its assets and liabilities to Newmont Gold Company ("NGC"), owned approximately 90% by the Corporation, effective January 1, 1994. The details of this transaction are included in Note 14 to Item 8. This transaction will have a minimal impact on the Corporation's results of operations, liquidity and capital resources.

     Before the cumulative effect of changes in accounting principles, Newmont Mining Corporation and subsidiaries (the "Corporation") earned $94.7 million, or $0.92 per share; $90.6 million, or $1.04 per share; and $94.3 million, or $1.11 per share, in 1993, 1992 and 1991, respectively. In late 1992, the Corporation issued convertible preferred stock. The related annual dividend requirement of $15.9 million, or $0.18 per share, reduced 1993's earnings per share. The impact of the preferred stock dividend in 1992 was a reduction of only $1.7 million, or $0.02 per share, due to the preferred stock being outstanding for only a short period.

     In 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which resulted in a benefit for the cumulative effect of $38.4 million, or $0.45 per share. Further information about this change in accounting for income taxes can be found in
Note 5 to Item 8. In

1992, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which resulted in a charge for the cumulative effect of $11.6 million, or $0.14 per share, which was net of an income tax benefit of $6.0 million, or $0.07 per share. Further information about this accounting change is included in Note 8 to
Item 8.

     The Corporation's sales revenues are derived almost entirely from NGC's gold production which is concentrated on the Carlin Trend in Nevada. NGC's gold production was 1,666,400 ounces, 1,587,900 ounces and 1,576,900 ounces in 1993, 1992 and 1991, respectively. The Corporation hedged a portion of this production through a gold loan during all three years and used additional hedging instruments in 1992 and 1991. As a result, the Corporation realized above market prices on its production of $376 per ounce in 1993, $379 per ounce in 1992 and $391 per ounce in 1991. This compares to average market per ounce prices of $361, $344 and $363 for the same respective years. The Corporation made the final payment on its gold loan on December 31, 1993 and recognized the associated deferred revenue of $23.5 million during 1993. Currently, no future production is hedged.

     The effect of the changes in the average annual gold price realized and gold production levels on the change in sales revenues between years is reflected in the following table (in thousands):

                                                                   1993 VS. 1992   1992 VS. 1991
                                                                   -------------   -------------
    Increase (decrease) in sales revenue due to:
      Gold price.................................................    $  (5,607)      $ (19,528)
      Production.................................................       28,519           8,604
                                                                   -------------   -------------
              Total..............................................    $  22,912       $ (10,924)
                                                                   -------------   -------------
                                                                   -------------   -------------

     Although NGC's production has slightly increased over the past two years, the Corporation expects there will be a slight decline in NGC's Nevada production over the next several years before the deeper and higher grade portions of NGC's Post deposit are mined. NGC's Nevada production in 1994 has been targeted at approximately 1.6 million ounces, with approximately 200,000 ounces expected to come from NGC's new $300 million refractory ore treatment plant ("roaster") which is expected to begin production in the third quarter of 1994. The roaster will allow for the effective treatment of carbonaceous and sulfidic refractory ores which are becoming more dominant in NGC's Nevada mines.

     The Corporation expects that Nevada production will be augmented in 1995 from production from two non-U.S. projects. One of these projects, the Zarafshan-Newmont Joint Venture, is a 50-50 joint venture between the Corporation and two governmental entities of Uzbekistan. The joint venture will leach low grade oxide ore to produce gold from existing stockpiles from the Muruntau mine in Uzbekistan. This project, which is expected to cost approximately $150 million, is anticipated to commence production in the first quarter of 1995 at an annual rate of approximately 450,000 ounces, or 225,000 ounces attributable to the Corporation's interest.

     The second project is located in Indonesia and is owned by an Indonesian company in which the Corporation has an 80% interest. The preliminary estimate for the capital costs of this project is $100 million. Production is expected to begin late in 1995 at initial total annual rates of approximately 100,000 ounces.

     In addition to these two non-U.S. projects, the Corporation also has a 38% interest in Minera Yanacocha S.A. ("Minera Yanacocha"), a Peruvian company which the Corporation manages and which is accounted for as an equity investment. Minera Yanacocha commenced gold production from a leaching operation in August of 1993 and produced 81,500 ounces, or approximately 31,000 ounces attributable to the Corporation's interest in 1993. Production is expected to increase to 220,000 ounces, or approximately 84,000 ounces attributable to the Corporation's interest, in 1994 and then further increase to 350,000 to 400,000 ounces (130,000 to 150,000 ounces attributable to the Corporation's interest) in 1995 as an additional deposit is mined. Minera Yanacocha's operating cost per ounce of gold produced in 1993 was approximately $150 and it expects to maintain this per ounce rate as production increases. The Corporation's interest in Minera Yanacocha resulted in equity income of $5.2 million in 1993, and such amount is expected to significantly increase in 1994 and 1995.

     The Corporation's consolidated production and its equity in Minera Yanacocha's production is targeted to exceed 2,000,000 ounces annually by 1997.

     As with sales revenues, costs applicable to sales and depreciation, depletion and amortization ("DD&A") are almost entirely attributable to NGC's Nevada operations. Costs applicable to sales consist primarily of production costs and royalties. Production costs consist principally of charges for mining ore and waste associated with current period production and processing ore through milling and leaching facilities. Primarily because of tons mined increasing each year, total gold production costs increased from $236.7 million in 1991 to $259.5 million in 1992 to $276.0 million in 1993. Tons mined, excluding tons attributable to capitalized mining costs discussed below, increased from 124 million in 1991 to 139 million in 1992 to 188 million in 1993.

     In addition to the production costs expensed, a substantial portion of mining costs associated with NGC's Post deposit is being capitalized. This deposit is being mined under a joint mining agreement signed in December 1992 by NGC and Barrick Goldstrike Mines, Inc. ("Barrick"). Under the agreement, Barrick, which has a separate and distinct interest in the same ore body, mines the deposit and charges NGC on a basis that will result in both companies ultimately bearing the same cost per contained ounce of gold mined. Since a significant portion of NGC's contained ounces in this deep deposit are not expected to be mined for at least three years, the mining costs are being capitalized and will be matched against the revenue from the ounces when they are produced. Such costs were $23.6 million and $5.2 million in 1993 and 1992, respectively. These costs are expected to increase again in 1994 by approximately 50% over the 1993 level due to expected increased mining rates.

     Royalty costs were $51.4 million in 1991, $46.6 million in 1992 and $47.6 million in 1993. More than half of the decrease between 1991 and 1992 was due to the lower average gold price received in 1992 relative to 1991. The balance of the decrease was due to treating less royalty-burdened ore in 1992. Total royalty ounces produced declined again in 1993 but the increase in the average gold price more than offset the decline. In general, royalty ounces produced are expected to continue to decline in the future as NGC expects to treat less royalty burdened ore.

     The federal government is studying proposals to impose royalties on revenues from production of hard-rock minerals, including gold, from federal land. Because 94% of NGC's proven and probable gold reserves are on private land, these proposals would not have a substantial impact on current operations. However, these proposals, if enacted into law, could adversely impact the Corporation's ability to find and exploit additional resources in the United States as most exploration prospects are on federal land.

     NGC's cost applicable to sales per ounce of gold production have increased from $190 in 1991, to $198 in 1992, to $200 in 1993. These per ounce costs have increased as a result of a decrease in the overall ore grade of material processed combined with NGC's higher mining rates. The overall grade of material processed by NGC has decreased from 0.047 ounces per ton in 1991 to 0.038 ounces per ton in 1992 to 0.033 ounces per ton in 1993. With the roaster beginning operations in 1994, total production costs for the Nevada operations are expected to again increase, resulting in costs applicable to sales per ounce of production increasing annually approximately 5% to 10% in 1994 and 1995. The Corporation expects that the increase in per ounce costs for its Nevada operations will partially be offset when the Uzbekistan and Indonesian projects begin production in 1995. The Corporation currently estimates that the initial per ounce operating costs for the Uzbekistan project will be approximately $150 and for the Indonesian project approximately $200. Per ounce production costs for the Nevada operations are expected to decline once greater quantities of higher grade refractory ore from the Post deposit begin to be treated, which current mine plans project to occur in 1997.

     DD&A, which is almost entirely attributable to NGC, has increased over the last three years. The increase between 1991 and 1992 was primarily due to an increase in NGC's estimate of future mine dewatering costs. The increase in 1993 from 1992 was primarily due to a higher level of property, plant and equipment in service. Although the Corporation will incur significant capital expenditures in 1994, DD&A is expected to be approximately the same as in 1993. This is primarily due to the retirement of NGC's Mill No. 2 in its South Area of operations (which will be replaced by the roaster), and Mill No. 3 in its Rain Area of operations, due to the depletion of that deposit. No material gain or loss is anticipated from the retirement of these facilities.

     Exploration expense has increased over the three year period as the Corporation looks worldwide for gold reserves. Exploration efforts are concentrated along the Carlin Trend in North America, and in Indonesia and South America. The Corporation expects to continue to fund an aggressive exploration effort.

     General and administrative expense ("G&A") has remained fairly constant over the last three years. However, because of the costs associated with the advancement of the foreign projects and the Corporation's expanding activities, G&A is expected to increase 10% to 15% in 1994.

     Net interest expense decreased in 1993 approximately $2.2 million primarily due to a $6.1 million increase in capitalized interest in 1993 associated with capital projects. No interest was capitalized in 1991. Gross interest expense has been increasing over the past three years as the low-interest gold loan has been paid off and replaced with higher cost debt. Interest expense is expected to continue to increase as the Corporation expects to finance a significant portion of its capital projects with debt as discussed in "Liquidity and Capital Resources."

     During 1993, the Corporation sold its remaining interest in Newcrest Mining Limited for $67 million and recognized a gain of $29.6 million. In 1991, the Corporation recognized a $36.1 million gain on the exchange of its investment in common stock of E. I. duPont de Nemours and Company for its 7% exchangeable debentures, pursuant to the terms of the debentures.

     Dividends, interest and other income decreased $6.2 million in 1992 from 1991 as the 1991 period benefited from the recognition of income related to certain gold option transactions that were not considered hedges on gold production. Interest income is expected to decrease in the future due to lower available cash balances resulting from the high level of capital expenditures discussed in "Liquidity and Capital Resources."

     Other expense increased $10.5 million in 1993 over 1992. Approximately $6 million of this increase was for additional provisions for estimated environmental related costs primarily associated with former mining activities as discussed in Note 13 to Item 8. Although the Corporation believes that it has adequately accrued for such costs at December 31, 1993, as additional facts become known, additional provisions may be required. Another $3.5 million of the 1993 increase in other expense represents the estimated costs of the transaction with NGC discussed in Note 14 to Item 8.

     In 1991, other expense included a $36.0 million charge for environmental related costs, a $6.0 million provision for the estimated loss on former office space leased by the Corporation and a $5.1 million provision for certain personnel layoffs and organizational changes which took place in 1991.

     The Corporation's effective tax rates are significantly lower than the corporate statutory rates primarily because of the impact of percentage depletion. In addition, the effective tax rate in 1992 was unusually low primarily as a result of greater amounts of deferred tax benefits recognized.

     General inflation over the past three years has not had a material effect on the Corporation's cost of doing business and is not expected to have a material effect in the foreseeable future. Changes in the price received for gold will impact the Corporation's revenue stream, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

     During 1993, the Corporation had extensive cash outlays, including $235.3 million for capital expenditures, of which $101.9 million was for the roaster, $88.7 million to repay gold loan debt and $58.0 million to pay dividends, $17.0 million of which pertained to the convertible preferred stock. These outlays were largely funded through a reduction of cash balances of $221.3 million. In addition, the sale of the Newcrest Mining Limited shares, which had been classified on the balance sheet as an asset held for sale, provided approximately $67 million of cash. Another $26.1 million was provided by employees exercising employee stock options and $15 million was borrowed during the year through the issuance of debt under the Corporation's medium-term note program.

     Cash provided by operating activities in 1993 was $32.8 million, or approximately $100 million less than in the prior year. The primary reason for this decrease was an increase in inventory levels in 1993 of $67.8 million compared with a $14.1 million decrease in 1992. Increases in ore inventories accounted for $51.3 million. Ore inventories at NGC increased $27.3 million due to the higher mining rates mentioned in "Results of Operations." Of this increase, $7.7 million is considered a long-term other asset as this ore is not expected to be processed in the next year. Ore inventories related to the Nevada operations are expected to increase again in 1994, but by a lesser amount than they did in 1993. The remaining increase in total ore inventories relates to the Uzbekistan project and is classified as a long-term asset. In 1993, $23.8 million of ore stockpiles to be processed by the joint venture was added to the Corporation's ore inventory. The Corporation acquired the stockpiles to provide the Uzbekistan entities with the equity capital they required for the project. These ore stockpiles will be the first to be purchased and processed by the joint venture when it commences operations in 1995. The remaining increase in inventories in 1993 is attributable to precious metals, the level of which can fluctuate significantly from year-to-year depending on gold dore shipping dates.

     Approximately $400 million of capital expenditures are expected to be required in 1994. Of this amount, approximately $300 million is expected to be required for the Nevada operations, with almost one-half of this amount required to complete the roaster. Another $100 million is expected to be spent on the Uzbekistan and Indonesian projects. The Corporation's available cash and operating cash flow in 1994 will not be sufficient to cover these expenditures. The Corporation has an unused $280 million revolving credit facility and expects to have $150 million available under a medium-term note program. Project financing of $52.5 million has been arranged for the Corporation's share of capital expenditures required for the Uzbekistan project. The Corporation believes these facilities provide adequate liquidity to finance the Corporation's capital investment programs. However, the Corporation continuously monitors capital markets and may utilize alternative sources of funds available to it. The Corporation expects to fund maturities of its debt through operating cash flow and/or by refinancing the debt as it becomes due.

     Capital expenditures are expected to decrease after 1994. The Corporation expects it would be able to finance any amounts needed for future capital expenditures that are in excess of operating cash flow with debt and may specifically arrange project financing on major projects.

     As discussed in "Results of Operations," the Corporation has significant environmental liabilities associated with former mining activities, as discussed in Note 13 to Item 8. Approximately $63 million had been accrued at December 31, 1993 for these liabilities. Because of the uncertain nature of these liabilities, the Corporation estimates that it is reasonably possible that the ultimate liability may be as much as 60% greater or 20% lower than the amount accrued at December 31, 1993. Because actual cash payments on these liabilities will occur over a number of years, the settlement of such liabilities is not expected to have a material impact on the Corporation's liquidity. In addition, the Corporation expects to recover a significant portion of these costs from insurance carriers, but when such recovery will occur is not certain. Absent concurrent insurance recoveries, on-going cash payments will be funded out of operating cash flows or borrowings.

     Of the Corporation's $235.3 million in capital expenditures in 1993, it is estimated that approximately $66 million was required to comply with environmental regulations. The Corporation estimates that in 1994 approximately $90 million to $95 million will be spent for capital expenditures to comply with environmental regulations. A significant portion of these 1993 and 1994 expenditures are related to the roaster. Upon completion of this facility, environmental capital expenditures are not expected to be more than approximately $20 million, annually. Ongoing costs to comply with environmental regulations are not significant. The Corporation provides for future reclamation and mine closure costs on a units-of-production basis. The annual accrual of such costs has not been significant. The Corporation reviews the adequacy of its reclamation and closure reserves in light of current laws and regulations and makes provisions as necessary. In addition, periodic internal environmental audits are conducted to evaluate environmental compliance. Cash flow from the Corporation's operations and salvage values are expected to provide funding for reclamation and closure costs. The Corporation believes that its current operations are in compliance with applicable laws and regulations designed to protect the public health and environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              MANAGEMENT'S REPORT
                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

     Management is responsible for the preparation of the accompanying consolidated financial statements and for other financial and operating information presented in this annual report. It believes that its accounting systems and internal accounting controls, together with other controls, provide assurance that all accounts and records are maintained by qualified personnel in requisite detail, and accurately and fairly reflect transactions of Newmont Mining Corporation and its subsidiaries (the "Corporation") in accordance with established policies and procedures.

     The Board of Directors has an Audit Committee whose members are neither officers nor employees of the Corporation. During 1993, the Audit Committee held three meetings. The Audit Committee recommends independent public accountants to act as auditors for the Corporation for consideration by the Board of Directors; reviews the Corporation's financial statements; confers with the independent public accountants with respect to the scope and results of their audit of the Corporation's financial statements and their reports thereon; reviews the Corporation's accounting policies, tax matters and internal controls; and oversees compliance by the Corporation with requirements of the Financial Accounting Standards Board and federal regulatory agencies. The Audit Committee also reviews non-audit services furnished to the Corporation by the independent public accountants. Access to the Audit Committee is given to the Corporation's financial and accounting officers.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Newmont Mining Corporation:

     We have audited the accompanying consolidated balance sheets of Newmont Mining Corporation (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related statements of consolidated income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newmont Mining Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     As discussed in Note 5 to the consolidated financial statements, effective January 1, 1993, the Corporation changed its method of accounting for income taxes. In addition, as discussed in Note 8 to the consolidated financial statements, effective January 1, 1992, the Corporation changed its method of accounting for postretirement benefits other than pensions.


                                            /s/ ARTHUR ANDERSEN & CO.
                                            Arthur Andersen & Co.

Denver, Colorado
January 25, 1994

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1993         1992         1991
                                                            ---------    ---------    ---------
Sales and other income
  Sales...................................................  $ 634,294    $ 613,196    $ 622,771
  Dividends, interest and other...........................     19,976       18,461       24,618
  Gain on disposition of securities.......................     29,607           --       36,107
                                                            ---------    ---------    ---------
                                                              683,877      631,657      683,496
                                                            ---------    ---------    ---------
Costs and expenses
  Costs applicable to sales...............................   (339,157)    (323,257)    (301,992)
  Depreciation, depletion and amortization................   (110,000)     (98,760)     (94,048)
  Exploration.............................................    (52,694)     (51,993)     (47,229)
  General and administrative..............................    (35,849)     (35,393)     (36,562)
  Interest, net of amounts capitalized....................    (12,394)     (14,555)     (13,021)
  Other...................................................    (14,437)      (3,899)     (55,971)
                                                            ---------    ---------    ---------
                                                             (564,531)    (527,857)    (548,823)
                                                            ---------    ---------    ---------
Equity in income (loss) of affiliated companies...........      5,001       (2,821)          --
                                                            ---------    ---------    ---------
Pretax income before cumulative effect of changes in
  accounting principles...................................    124,347      100,979      134,673
Income tax provision......................................    (18,565)      (2,778)     (27,940)
Minority interest in income of subsidiaries...............    (11,113)      (7,580)     (12,455)
                                                            ---------    ---------    ---------
Income before cumulative effect of changes in accounting
  principles..............................................     94,669       90,621       94,278
Cumulative effect of changes in accounting principles, net
  of income tax benefit of $5,962 in 1992.................     38,470      (11,572)          --
                                                            ---------    ---------    ---------
Net income................................................    133,139       79,049       94,278
Preferred stock dividends.................................    (15,910)      (1,747)          --
                                                            ---------    ---------    ---------
Net income applicable to common shares....................  $ 117,229    $  77,302    $  94,278
                                                            ---------    ---------    ---------
                                                            ---------    ---------    ---------
Income (loss) per common share:
  Before cumulative effect of changes in accounting
     principles...........................................  $    0.92    $    1.04    $    1.11
  Cumulative effect of changes in accounting principles...       0.45        (0.14)          --
                                                            ---------    ---------    ---------
  Net income per common share.............................  $    1.37    $    0.90    $    1.11
                                                            ---------    ---------    ---------
                                                            ---------    ---------    ---------

        The accompanying notes are an integral part of these statements.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                     ASSETS

                                                                            AT DECEMBER 31,
                                                                        -----------------------
                                                                           1993         1992
                                                                        ----------   ----------
Cash and cash equivalents.............................................  $   69,750   $  291,024
Short-term investments................................................      18,709       18,015
Inventories...........................................................     122,246       85,932
Other.................................................................      18,259       13,682
                                                                        ----------   ----------
  Current assets......................................................     228,964      408,653
Asset held for sale...................................................          --       37,371
Property, plant and mine development, net.............................     794,530      662,172
Other.................................................................     162,916      128,108
                                                                        ----------   ----------
          Total assets................................................  $1,186,410   $1,236,304
                                                                        ----------   ----------
                                                                        ----------   ----------
                                          LIABILITIES

Short-term debt.......................................................  $   15,739   $   10,941
Current portion of long-term debt.....................................          --       88,689
Accounts payable......................................................      17,937       27,297
Accrued income taxes..................................................       2,143       27,473
Other accrued liabilities.............................................      74,215       65,290
Deferred revenue......................................................          --       23,508
                                                                        ----------   ----------
  Current liabilities.................................................     110,034      243,198
Long-term debt........................................................     192,000      177,000
Reclamation liabilities...............................................      71,093       75,658
Other long-term liabilities...........................................      92,171       87,676
Deferred income taxes.................................................          --       44,052
                                                                        ----------   ----------
          Total liabilities...........................................     465,298      627,584
                                                                        ----------   ----------
Minority interest in subsidiaries.....................................      91,280       80,155
                                                                        ----------   ----------
Commitments and Contingencies

                                     STOCKHOLDERS' EQUITY

Preferred stock -- $5.00 par value; 5,000 shares authorized; 2,875 shares  issued of $5.50 convertible (aggregate liquidation
  preference $287,500)................................................      14,375       14,375
Common stock -- $1.60 par value; 120,000 shares authorized; 86,698 and
  69,114 issued, less 902 and 965 treasury shares, respectively.......     137,274      109,038
Capital in excess of par value........................................     293,031      295,163
Retained earnings.....................................................     185,152      109,989
                                                                        ----------   ----------
          Total stockholders' equity..................................     629,832      528,565
                                                                        ----------   ----------
          Total liabilities and stockholders' equity..................  $1,186,410   $1,236,304
                                                                        ----------   ----------
                                                                        ----------   ----------

        The accompanying notes are an integral part of these statements.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

           STATEMENTS OF CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                        PREFERRED STOCK       COMMON STOCK       CAPITAL IN     RETAINED
                                        ----------------   -------------------   EXCESS OF      EARNINGS
                                        SHARES   AMOUNT    SHARES     AMOUNT     PAR VALUE      (DEFICIT)
                                        ------   -------   -------   ---------   ----------     ---------
Balance at December 31, 1990..........     --    $    --    67,688   $ 108,300   $   13,685     $ (12,413)
  Stock options exercised.............     --         --        99         158        3,027            --
  Common stock issued from treasury...     --         --         3           5          102            --
  Reversal of deferred taxes related
     to prior year subsidiary stock
     distribution.....................     --         --        --          --           --        34,927
  Net income..........................     --         --        --          --           --        94,278
  Common stock dividends -- $0.48
     per share........................     --         --        --          --           --       (40,621)
                                        ------   -------   -------   ---------   ----------     ---------
Balance at December 31, 1991..........     --         --    67,790     108,463       16,814        76,171
  Preferred stock issued..............  2,875     14,375        --          --      265,436            --
  Stock options exercised.............     --         --       358         573       12,905            --
  Common stock issued from treasury...     --         --         1           2            8            --
  Net income..........................     --         --        --          --           --        79,049
  Common stock dividends -- $0.48
     per share........................     --         --        --          --           --       (40,816)
  Preferred stock dividends -- $5.50
     per share, pro rata..............     --         --        --          --           --        (1,747)
  Minimum pension liability
     adjustment.......................     --         --        --          --           --        (2,668)
                                        ------   -------   -------   ---------   ----------     ---------
Balance at December 31, 1992..........  2,875     14,375    68,149     109,038      295,163       109,989
  Stock options exercised.............     --         --       350         560       14,913            --
  Common stock issued from treasury,
     primarily for stock options
     exercised........................     --         --       242         388       10,243            --
  Net income..........................     --         --        --          --           --       133,139
  Common stock dividends -- $0.48
     per share........................     --         --        --          --           --       (41,019)
  Preferred stock dividends -- $5.50
     per share........................     --         --        --          --           --       (15,910)
  Minimum pension liability
     adjustment.......................     --         --        --          --           --        (1,047)
  1.2481 shares for 1 share stock
     split declared March 21, 1994....     --         --    17,055      27,288      (27,288)           --
                                        ------   -------   -------   ---------   ----------     ---------
Balance at December 31, 1993..........  2,875    $14,375    85,796   $ 137,274   $  293,031     $ 185,152
                                        ------   -------   -------   ---------   ----------     ---------
                                        ------   -------   -------   ---------   ----------     ---------

        The accompanying notes are an integral part of these statements.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1993         1992         1991
                                                            ---------    ---------    ---------
Operating activities
  Net income..............................................  $ 133,139    $  79,049    $  94,278
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, depletion and amortization.............    110,000       98,760       94,048
     Minority interest, net of dividends..................     11,229        7,500       11,936
     Deferred taxes.......................................    (65,774)     (30,605)     (16,655)
     Gain on securities...................................    (29,607)          --      (36,107)
     Debt repayment at less than monetized amount.........    (23,508)     (26,039)     (20,944)
                                                            ---------    ---------    ---------
                                                              135,479      128,665      126,556
     (Increase) decrease in operating assets:
       Inventories........................................    (67,820)      14,105      (34,627)
       Other assets.......................................       (840)     (22,090)      (5,114)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses..............     (7,592)     (16,933)       1,163
       Accrued income taxes...............................     (6,260)      13,407      (30,060)
       Other liabilities..................................    (13,311)      15,750       34,612
     Other operating......................................     (6,853)       3,510        5,796
                                                            ---------    ---------    ---------
Net cash provided by operating activities.................     32,803      136,414       98,326
                                                            ---------    ---------    ---------
Investing activities
  Additions to property, plant and mine development.......   (235,314)    (212,701)     (95,502)
  Proceeds from sales of securities and maturities of
     short-term investments...............................     88,189       18,264       16,897
  Purchase of short-term investments......................    (16,845)     (19,664)     (13,861)
  Other...................................................     10,653        6,492        8,782
                                                            ---------    ---------    ---------
Net cash used in investing activities.....................   (153,317)    (207,609)     (83,684)
                                                            ---------    ---------    ---------
Financing activities
  Short-term borrowings...................................      4,798           28        2,618
  Proceeds from long-term borrowings......................     15,000      177,000           --
  Repayments of long-term borrowings......................    (88,689)     (86,157)     (91,314)
  Proceeds from issuance of common stock..................     26,104       13,488        3,185
  Proceeds from issuance of preferred stock...............         --      279,811           --
  Dividends paid on common stock..........................    (41,019)     (40,816)     (40,621)
  Dividends paid on preferred stock.......................    (16,954)          --           --
                                                            ---------    ---------    ---------
Net cash provided by (used in) financing activities.......   (100,760)     343,354     (126,132)
                                                            ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents......   (221,274)     272,159     (111,490)
Cash and cash equivalents at beginning of year............    291,024       18,865      130,355
                                                            ---------    ---------    ---------
Cash and cash equivalents at end of year..................  $  69,750    $ 291,024    $  18,865
                                                            ---------    ---------    ---------
                                                            ---------    ---------    ---------

See Note 12 for supplemental cash flow information.

        The accompanying notes are an integral part of these statements.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (ALL COMMON SHARE AND PER SHARE AMOUNTS HAVE BEEN RESTATED FOR THE
   1.2481 SHARES TO 1 SHARE STOCK SPLIT DECLARED MARCH 21, 1994. SEE NOTE 14)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Newmont Mining Corporation and its more than 50% owned subsidiaries (collectively, the "Corporation"). All significant intercompany balances and transactions have been eliminated. The Corporation's principal subsidiary is Newmont Gold Company ("NGC"), which is approximately 90% owned.

RECLASSIFICATIONS

     Certain amounts in prior years have been reclassified to conform to the 1993 presentation.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Excess cash balances are primarily invested in U.S. Treasury bills with lesser amounts invested in high quality commercial paper and time deposits with high credit-worthy financial institutions.

INVESTMENTS

     Short-term investments are carried at cost, which approximates market, and include Eurodollar government and corporate obligations rated AA or higher. At December 31, 1993 and December 31, 1992, approximately $10 million of such investments secured letters-of-credit.

     Investments in companies in which the Corporation's ownership is 20% to 50% are accounted for by the equity method of accounting.

     Investments in companies owned less than 20% are recorded at the lower of cost or net realizable value.

INVENTORIES

     Ore and in-process inventories and materials and supplies are stated at the lower of average cost or net realizable value. Precious metals are stated at market value.

     Non-current inventories are stated at the lower of average cost or net realizable value and represent ore in stockpiles from which no material is expected to be processed for more than one year after the balance sheet date.

PROPERTY, PLANT AND MINE DEVELOPMENT

     Expenditures for new facilities or expenditures which extend the useful lives of existing facilities are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives of such facilities, which range from two to fifteen years.

     Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property has proven or probable ore reserves, the costs of subsequent reserve definition and the costs incurred to develop such property, including costs to remove overburden to initially expose the ore body, are capitalized. Such costs, and estimated future development costs are amortized using a units-of-production method over the estimated life of the ore body. On-going development expenditures to maintain production are generally charged to operations as incurred.

     Significant payments related to the acquisition of exploration interests are capitalized. If a mineable ore body is discovered, such costs are amortized using a units-of-production method. If no mineable ore body is

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

     Interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until operations commence.

     Gains or losses from normal sales or retirements of assets are included in other income or expense.

MINING COSTS

     In general, mining costs are charged to operations as incurred. Due to the diverse waste-to-ore ratios encountered in mining NGC's Post deposit, mining costs for the Post deposit, to the extent they do not relate to current production, are capitalized and then charged to operations when the applicable gold is produced.

RECLAMATION AND MINE CLOSURE COSTS

     Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements and are accrued and charged over the expected operating lives of the Corporation's mines using a units-of-production method.

DEFERRED INCOME TAXES

     Prior to 1993, the Corporation recorded deferred income taxes under Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" ("APB 11"). Under the deferred method of APB 11, the Corporation recognized certain revenues and expenses for financial reporting purposes at different times than it recognized such amounts for income tax purposes, generating a deferred income tax charge or benefit for the year.

     Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the liability method of SFAS 109, the Corporation recognizes certain temporary differences between the financial reporting basis of the Corporation's liabilities and assets and the related income tax basis for such liabilities and assets.

     This generates a net deferred income tax liability or net deferred income tax asset for the past year, as measured by the statutory tax rates in effect as enacted. The Corporation then derives its deferred income tax charge or benefit by recording the change in the net deferred income tax liability or net deferred income tax asset balance for the year.

HEDGING ACTIVITIES

     The Corporation may enter into gold loans, options contracts and forward sales contracts to hedge the effect of price changes on the gold it produces. Gains and losses realized on such instruments, as well as any cost or revenue associated therewith, are recognized in sales when the related production is delivered.

EARNINGS PER COMMON SHARE

     Earnings per common and common equivalent share are based upon the sum of the weighted average number of common shares outstanding during each period and the assumed exercise of stock options having exercise prices less than the average market prices of the common stock during the period using the treasury stock method. The convertible preferred shares are not common stock equivalents and were anti-dilutive for 1993 and 1992. The weighted average number of shares used in the earnings per share calculations, as adjusted for the 1.2481 shares to 1 share stock split declared March 21, 1994, were 85.5 million, 85.0 million and 84.6 million in 1993, 1992 and 1991, respectively.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

(2) INVENTORIES

                                                                        AT DECEMBER 31,
                                                                      --------------------
                                                                        1993        1992
                                                                      --------     -------
                                                                         (IN THOUSANDS)
    Current:
      Ore and in-process inventories................................  $ 55,874     $36,129
      Precious metals...............................................    38,090      23,466
      Materials and supplies........................................    25,907      26,337
      Other.........................................................     2,375          --
                                                                      --------     -------
                                                                      $122,246     $85,932
                                                                      --------     -------
                                                                      --------     -------
    Non-current:
      Ore in stockpiles (included in other assets)..................  $ 40,206     $ 8,700
                                                                      --------     -------
                                                                      --------     -------

(3) PROPERTY, PLANT AND MINE DEVELOPMENT

                                                                      AT DECEMBER 31,
                                                                  -----------------------
                                                                    1993          1992
                                                                  ---------     ---------
                                                                      (IN THOUSANDS)
    Land and mining claims......................................  $  68,755     $  71,030
    Buildings and equipment.....................................    784,071       748,850
    Mine development............................................    202,814       175,170
    Construction in progress....................................    232,693        87,456
                                                                  ---------     ---------
                                                                  1,288,333     1,082,506
    Accumulated depreciation, depletion and amortization........   (522,556)     (425,484)
    Capitalized mining costs....................................     28,753         5,150
                                                                  ---------     ---------
                                                                  $ 794,530     $ 662,172
                                                                  ---------     ---------
                                                                  ---------     ---------

(4) OTHER ACCRUED LIABILITIES

                                                                      AT DECEMBER 31,
                                                                  -----------------------
                                                                    1993          1992
                                                                  ---------     ---------
                                                                      (IN THOUSANDS)
    Plant and equipment.........................................  $  20,340     $  10,386
    Payroll and related benefits................................     14,960        14,061
    Reclamation liabilities.....................................      8,399         6,600
    Other.......................................................     30,516        34,243
                                                                  ---------     ---------
                                                                  $  74,215     $  65,290
                                                                  ---------     ---------
                                                                  ---------     ---------

(5) INCOME TAXES

     SFAS 109 requires that, effective January 1, 1993, the Corporation account for income taxes under the liability method, rather than the deferred method required previously under APB 11. The cumulative effect of this change in accounting for income taxes is an increase to earnings of $38.5 million, or $0.45 per share, attributable to fiscal years prior to 1993.

     Under SFAS 109, the Corporation must establish deferred income tax liabilities and deferred income tax assets when temporary differences arise between the financial reporting basis and the income tax basis of the Corporation's liabilities and assets. The actual measurement of the deferred income tax liabilities and assets is based upon the tax rates and tax law provisions as enacted.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

     Deferred income tax assets include the Corporation's future tax benefits such as net operating losses or tax credit carryforwards. The Corporation must record a valuation allowance against any portion of a deferred income tax asset which it believes it will more likely than not fail to realize.

     Worldwide components of the Corporation's deferred income tax (liabilities) and assets at December 31, 1993 are as follows (in thousands):

    Deferred Tax Liabilities:
      Accelerated tax depreciation deducted in excess of book depreciation....  $(40,940)
      Mine development costs deducted for tax in excess of book
         amortization.........................................................   (11,738)
      Depletion of the cost of land and mining claims for tax in excess of
         book amortization....................................................    (4,278)
      Other...................................................................    (5,829)
                                                                                --------
         Gross deferred tax liabilities.......................................   (62,785)
                                                                                --------
    Deferred Tax Assets:
      Investments in subsidiaries not consolidated for tax purposes...........    18,415
      Reclamation costs not deducted in tax return............................     6,282
      Exploration costs not deducted in tax return............................    40,196
      Inventory costs capitalized for tax in excess of book capitalized
         costs................................................................     6,471
      Retiree benefit costs not deducted in tax return........................     7,774
      Other...................................................................     6,708
                                                                                --------
         Gross deferred tax assets............................................    85,846
                                                                                --------
      Valuation allowance for deferred tax assets.............................    (7,774)
                                                                                --------
      Net deferred tax assets.................................................  $ 15,287
                                                                                --------
                                                                                --------

     Based upon estimates of future operations and tax planning strategies, the Corporation believes that it more likely than not will utilize $78.0 million of the $85.8 million of gross deferred income tax assets at December 31, 1993, reflecting a valuation allowance of $7.8 million.

     The Corporation gives no outright assurance that it will generate sufficient taxable income to fully realize the remaining $78.0 of gross deferred income tax assets. Future levels of taxable income are dependent, in part, upon gold prices, general economic conditions and other factors beyond the Corporation's control.

     Pre-tax financial statement income before the cumulative effect of changes in accounting principles consists of (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1993        1992        1991
                                                           --------    --------    --------
    Domestic.............................................  $111,656    $117,554    $150,158
    Foreign..............................................    12,691     (16,575)    (15,485)
                                                           --------    --------    --------
                                                           $124,347    $100,979    $134,673
                                                           --------    --------    --------
                                                           --------    --------    --------

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

     On August 10, 1993, President Clinton signed into law the Revenue Reconciliation Act of 1993, raising the federal corporate income tax rate from 34% to 35% (retroactive to January 1, 1993). The Corporation's provisions for income taxes before the cumulative effect of changes in accounting principles consist of (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                          ----------------------------------
                                                             1993         1992        1991
                                                          ----------    --------    --------
                                                          (SFAS 109)         (APB 11)
                                                          ----------    --------------------
    Current:
      Domestic..........................................   $ 43,084     $ 26,959    $ 44,131
      Foreign...........................................      1,369          462         464
                                                          ----------    --------    --------
                                                             44,453       27,421      44,595
                                                          ----------    --------    --------
    Deferred:
      Domestic..........................................    (26,200)     (24,643)    (16,655)
      Foreign...........................................         --           --          --
      Adjustment in net deferred tax liabilities for
         change in tax rates............................        312           --          --
                                                          ----------    --------    --------
                                                            (25,888)     (24,643)    (16,655)
                                                          ----------    --------    --------
                                                           $ 18,565     $  2,778    $ 27,940
                                                          ----------    --------    --------
                                                          ----------    --------    --------

     In accordance with APB 11, the Corporation's deferred income tax provisions (benefits) for 1992 and 1991, before the cumulative effect of a change in accounting principle, consists of (in thousands):

                                                                     YEARS ENDED DECEMBER
                                                                              31,
                                                                     ---------------------
                                                                       1992         1991
                                                                     --------     --------
    Excess depreciation deducted in tax returns....................  $(15,037)    $ (5,379)
    Net gains recognized in tax return, recognized previously for
      financial statement purposes.................................        --      (10,035)
    Relocation costs not deducted in tax returns...................       863          922
    Excess mine development and exploration costs deducted
      in tax returns...............................................   (13,615)      (1,163)
    Costs capitalized to inventory.................................     2,136          527
    Other..........................................................     1,010       (1,527)
                                                                     --------     --------
                                                                     $(24,643)    $(16,655)
                                                                     --------     --------
                                                                     --------     --------

     The provisions for income taxes before the cumulative effect of changes in accounting principles differ from the amounts computed by applying the U.S. corporate income tax statutory rate for the following reasons (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                         -----------------------------------
                                                            1993         1992         1991
                                                         ----------    --------     --------
                                                         (SFAS 109)          (APB 11)
                                                         ----------    ---------------------
    U.S. corporate income tax at statutory rate........   $ 43,521     $ 34,333     $ 45,789
    Percentage depletion...............................    (26,191)     (22,677)     (29,594)
    Non-taxable portion of dividends received from
      domestic corporations............................       (474)        (384)      (3,031)
    Undistributed income of, losses of and dividends
      received from subsidiaries and affiliates........       (574)      (8,977)      12,250
    Other..............................................      2,283          483        2,526
                                                         ----------    --------     --------
                                                          $ 18,565     $  2,778     $ 27,940
                                                         ----------    --------     --------
                                                         ----------    --------     --------

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

     Included in other long-term liabilities at December 31, 1993 and 1992 is $36.8 million and $32.0 million, respectively, of income taxes payable.

     In 1991, the Corporation credited retained earnings approximately $35 million for previously provided deferred income taxes. These deferred income taxes related to a former subsidiary whose stock was distributed to the Corporation's shareholders in a prior year. At that time, the distribution reduced retained earnings.

(6) DEBT

LONG-TERM DEBT

     Long-term debt consists of (in thousands):

                                                                        AT DECEMBER 31,
                                                                     ---------------------
                                                                       1993         1992
                                                                     --------     --------
    8 5/8% notes...................................................  $150,000     $150,000
    Medium-term notes..............................................    42,000       27,000
    Gold loan......................................................        --       88,689
                                                                     --------     --------
                                                                      192,000      265,689
    Less current maturities........................................        --      (88,689)
                                                                     --------     --------
                                                                     $192,000     $177,000
                                                                     --------     --------
                                                                     --------     --------

  8 5/8% Notes

     In April 1992, the Corporation issued unsecured notes with a principal amount of $150 million due April 1, 2002 bearing an annual interest rate of 8 5/8%. Interest is payable semi-annually in April and October and the notes are not redeemable prior to maturity. Using interest rates prevailing on similar instruments at December 31, 1993 and 1992, this debt was estimated to have a fair value of $170.7 million and $157.7 million, respectively.

  Medium-term Notes

     Beginning in May 1992, the Corporation began issuing notes under its medium-term note program. Notes totalling $42 million and $27 million with a weighted average interest rate of 7.7% and 7.9% maturing on various dates ranging from mid-1999 to late 2004 were outstanding as of December 31, 1993 and December 31, 1992, respectively. Using the interest rates prevailing on similar instruments at December 31, 1993 and 1992, this debt was estimated to have a fair value of $45.6 million and $27.2 million at those respective dates.

  Gold Loan

     In 1988, the Corporation entered into a loan agreement with a group of lenders under which one million ounces of gold were borrowed and the obligation was monetized for $448.8 million. The borrowings were repaid in 16 equal quarterly installments of gold ounces with the final quarterly installment paid in December 1993.

     In April 1992, the Corporation entered into forward contracts to acquire the gold necessary to satisfy the final six quarterly installments due on the loan at an average price of $355 per ounce. The difference between the forward contract values and the monetized amount of the gold loan was reflected as deferred revenue on the balance sheet at December 31, 1992.

     Sales revenues of $23.5 million, $26.0 million and $20.9 million were recognized in 1993, 1992, and 1991, respectively, as the monetized amount of the repaid ounces was less than that at which the ounces were originally recorded.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

     The Corporation paid interest in gold ounces at the lenders' gold base rate plus 0.5%. Interest was calculated on current market prices for gold. The gold interest rate averaged 1.9%, 1.4% and 2.0% in 1993, 1992, and 1991, respectively. The effective interest rate based upon the monetized value of the gold loan averaged 1.8%, 1.3% and 1.6% in 1993, 1992 and 1991, respectively. The Corporation paid a $1.8 million fee to the lenders upon origination of the loan which was amortized over the life of the agreement.

  Project Financing Facility

     The Corporation, through a wholly-owned subsidiary, is a 50% participant in a joint venture in the Republic of Uzbekistan. The other 50% participants are two entities of the Uzbekistan government. The joint venture was established to construct and operate a leaching facility to produce gold from low-grade ore. The project is expected to cost approximately $150 million.

     The joint venture has secured $105 million of project financing for the project from a consortium of banks. The loan is payable out of the proceeds of the project, beginning the earlier of six months after completion or July 20, 1996 in semi-annual installments over three years. The average interest rate on the loan is 2.25 percentage points over the London Interbank Borrowing Rate prior to completion of the project and 3.75 percentage points over the London Interbank Borrowing Rate after completion of the project. No amounts had been drawn under the loan at December 31, 1993.

     The Corporation has guaranteed one-half of the payment of any amounts due under the loan until the requirements of a specified completion test have been satisfied, at which time the loan will become non-recourse debt. Such completion test must be satisfied no later than October 1996. The Corporation has obtained political risk insurance coverage for its investment and loan guarantee in Uzbekistan.

  Revolving Credit Facility

     The Corporation has a revolving credit facility under which it may borrow up to $280 million. The revolving credit facility expires in April 1997. No amounts were drawn down under the facility in 1993 or 1992. Interest rates are variable at the lenders' base rate plus 0.3% until May 1995 and 0.425% thereafter. The Corporation has the option to fix the rate for up to six months. There is an annual facility fee of 0.2% on the lenders' total commitment.

     The Corporation's revolving credit facility contains covenants limiting consolidated indebtedness, as defined, to $750 million and requiring a minimum net worth. The minimum net worth requirement was $225 million in 1993 and increases $25 million annually. Also, as of December 31, 1993, the payment of future dividends to common and preferred stockholders was limited to $173.6 million.

  Dollar/Gold Debt Swaps

     During 1989 and 1990, the Corporation entered into dollar/gold debt swaps for a total notional principal amount of $150 million and 383,400 ounces of gold. Upon termination of a swap, the Corporation was required to deliver the number of gold ounces involved in return for payment by the counterparty of the notional principal amount involved. The effect of a swap was to convert dollar denominated debt into gold denominated debt which, on average, had a significantly lower interest rate than dollar denominated debt. In early 1991, the Corporation terminated a $50 million swap covering 127,700 ounces of gold and recognized $5.2 million of revenue. In 1992, the Corporation terminated its remaining $100 million of swaps covering 255,800 ounces of gold and recognized $19.7 million of revenue.

SHORT-TERM DEBT

     All short-term debt at December 31, 1993 and 1992 consisted of bank debt.

     The Corporation currently has unsecured demand bank lines of credit aggregating $16 million, of which $15.7 million and $10.9 million were outstanding at December 31, 1993 and 1992, respectively. These facilities bear interest at customary short-term rates for borrowers with similar credit ratings. The interest rates on this

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES short-term bank debt averaged 6.0%, 6.1% and 8.5% in 1993, 1992 and 1991, respectively, and were 6.0% at December 31, 1993 and 1992.

CAPITALIZED INTEREST

     Capitalized interest was $8.5 million and $2.4 million in 1993 and 1992, respectively. No interest was capitalized in 1991.

(7) STOCKHOLDERS' EQUITY

PREFERRED STOCK

     In the fourth quarter of 1992, the Corporation issued 2.875 million shares of $5.00 par value Convertible Preferred Stock at a price of $100 per share, which netted approximately $280 million after offering expenses. The $5.50 annual dividend per share is cumulative from the original issue date and is payable quarterly commencing March 15, 1993. The shares are convertible at any time at the option of the holder into shares of common stock of the Corporation at a conversion price of $36.395 for each share of common stock, subject to certain adjustments. The Convertible Preferred Stock is not redeemable prior to November 15, 1995. On and after such date it is redeemable, in whole or in part, at the option of the Corporation, at a beginning redemption price of $103.85 per share. Such redemption price then declines $0.55 per share annually until it reaches $100 per share on November 15, 2002, which is also the liquidation preference per share. The Convertible Preferred Stock ranks senior to the participating preferred stock (see "Preferred Share Purchase Rights") and, in general, does not have voting rights.

     The Convertible Preferred Stock was offered under Rule 144A and Regulation S under the U.S. Securities Act of 1933 and is therefore not registered under such act. The Convertible Preferred Stock is held by shareholders through depositary shares, each of which represents one-half of a share of the Convertible Preferred Stock and entitles the holder to all proportional rights and preferences of the Convertible Preferred Stock.

COMMON STOCK RIGHTS

  Equal Value Rights

     In September 1987, the Board of Directors declared a dividend distribution of one Equal Value Right ("EVR") on each share of common stock outstanding on October 5, 1987. Each share issued subsequent to such date automatically receives an EVR. The EVRs, which are non-voting, expire in September 1997 unless redeemed earlier by the Corporation, and separate from the common shares effective with the public announcement (the "Control Date") that a person or group has acquired more than 50% of the common stock. Until an EVR is exercised, the holder thereof has no rights as a stockholder of the Corporation. Until the Control Date, the EVRs will be evidenced by the Corporation's common stock and will be transferred with and only with such certificates. In the event of a subsequent merger or other specified transaction by the Corporation, each EVR would entitle the holder, under certain circumstances, to receive from the Corporation an amount in cash equal to the amount by which the highest price per share paid by such acquirer within 91 days prior to and including the Control Date exceeds the fair market value of the consideration paid for each share of the Corporation's common stock in connection with the merger or other transaction. At any time prior to the Control Date, the Corporation may (but only with the concurrence of continuing directors) redeem the EVRs at a price of $0.02 per EVR.

  Preferred Share Purchase Rights

     In August 1990, the Board of Directors declared a dividend distribution of one preferred share purchase right ("PSPR") on each share of common stock outstanding on September 11, 1990. Each share issued subsequent to September 11, 1990 and prior to the "Distribution Date" referred to below (and in certain limited circumstances thereafter) will be issued with a PSPR. Each PSPR entitles the holder to purchase from the Corporation one five-hundredth of a share of participating preferred stock of the Corporation for

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

$150, subject to adjustment. Prior to the Distribution Date, the PSPRs are not exercisable, will be evidenced by the Corporation's common stock certificates and will be transferred with and only with such certificates. The PSPRs expire in September 2000 unless earlier redeemed. Until a PSPR is exercised, the holder thereof has no rights as a stockholder of the Corporation.

     The Distribution Date, which is the date on which the PSPRs separate from the common stock and become exercisable, is the earlier of (i) ten days after the public announcement that a person or group (other than the Corporation's present shareholder groups subject to a standstill agreement dated as of December 7, 1990, as amended and certain related entities and their transferees, but only to the extent of their current share ownership) (an "Acquiring Person") has acquired 15% or more of the common stock (the date of such first public announcement being the "Stock Acquisition Date"), or (ii) ten business days after the commencement of a tender or exchange offer that would result in a person or group owning 15% or more of the common stock. If after the Distribution Date a person shall become an Acquiring Person (other than pursuant to certain offers approved by the Board of Directors) each holder of a PSPR (other than the Acquiring Person and, in certain circumstances, transferees of the Acquiring Person) will have the right to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other securities of the Corporation) having a value equal to two times the purchase price of the PSPR. In addition, if after a Stock Acquisition Date the Corporation is not the surviving entity in certain business combinations, or 50% or more of the Corporation's assets or earning power is sold or transferred, each holder of a PSPR shall have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the purchase price of the PSPR. Prior to the earlier of a Stock Acquisition Date or the expiration date of the PSPR, the Corporation, in certain circumstances with the approval of continuing directors, may redeem the PSPRs at a price of $0.01 per PSPR.

     Each one five-hundredth share of preferred stock is designed to have similar rights to one share of common stock. The preferred shares have a preferential quarterly dividend that is 500 times the dividends on the common stock, but in no event less than one dollar. The liquidation preference per preferred share is the greater of $500 (plus accrued dividends to the date of distribution) or an amount equal to 500 times the aggregate amount of dividends to be distributed per share to holders of the Corporation's common stock. In the event of a business combination in which shares of the Corporation's common stock are exchanged, each preferred share will be entitled to receive 500 times the amount and type of consideration received per share of common stock. Each preferred share will have 500 votes and vote together with the common stock. The preferred shares are not redeemable.

(8) EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

     Under the Corporation's stock option plans, options to purchase shares of the Corporation are granted to key employees at the fair market value of such shares on the date of grant. The options under these plans are subject to certain restrictions, vest over a two year period and are exercisable over a period not exceeding ten years. At December 31, 1993, 1,398,890 shares were available for future grants under the Corporation's stock option plans.

     In 1993 and 1992 certain key executives were granted options that, although the exercise price is generally equal to the fair market value on the date of grant, cannot be exercised when vested until the market price of the Corporation's common stock is a defined amount above the option exercise price. In addition, the same executives were granted options in 1993 and 1992 whose exercise prices are in excess of the fair market value on the date of grant. Generally, these key executive options vest over a five year period and are exercisable over a ten year period. At December 31, 1993, 956,444 of these options were outstanding.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

     The following table summarizes annual stock option activity for the three years ended December 31, 1993:

                                                     1993                        1992                       1991
                                           -------------------------   ------------------------   ------------------------
                                             NUMBER     OPTION PRICE    NUMBER     OPTION PRICE    NUMBER     OPTION PRICE
                                           OF SHARES     PER SHARE     OF SHARES    PER SHARE     OF SHARES    PER SHARE
                                           ----------   ------------   ---------   ------------   ---------   ------------
Outstanding at beginning of year.........   2,418,991   $27.19-56.09   1,711,900   $27.19-38.66   1,506,615   $27.19-38.66
Granted..................................     634,192   $37.56-56.09   1,256,524   $29.55-56.09     425,134   $31.40-31.65
Exercised................................    (758,533)  $27.19-40.06    (444,588)  $27.19-38.66    (122,749)  $27.19-29.80
Canceled.................................    (239,563)  $27.19-56.09    (104,845)  $28.24-38.66     (97,100)  $27.19-38.66
                                           ----------   ------------   ---------   ------------   ---------   ------------
Outstanding at end of year...............   2,055,087   $27.19-56.09   2,418,991   $27.19-56.09   1,711,900   $27.19-38.66
                                           ----------                  ---------                  ---------
                                           ----------                  ---------                  ---------

     At December 31, 1993, 738,777 options were exercisable.

PENSION BENEFITS

     The Corporation has two qualified non-contributory defined benefit pension plans, one which covers salaried employees and the other which covers substantially all hourly-rated employees. The vesting period is five years of service for both plans. In addition, the Corporation has a non-qualified supplemental pension plan for salaried employees whose benefits under the qualified plan are limited by federal legislation. Pension costs are determined annually by independent actuaries and pension contributions to the qualified plans are made based on funding standards established under the Employee Retirement Income Security Act of 1974 ("ERISA"). The Corporation maintains a trust for the purpose of funding the supplemental pension plan as well as death benefits for officers of the Corporation. This trust is funded at the discretion of the Corporation and had a balance of $5.0 million and $4.8 million (which approximated market) at December 31, 1993 and 1992, respectively. Although the trust's assets can be used to pay benefits for the supplemental pension plan, they cannot be used in determining the net pension liability for the supplemental pension plan. The plans' benefit formulas are based on an employee's years of credited service and either such employee's last five years average pay (salaried plan) or a flat dollar amount (hourly plan). The qualifying plans' assets consist of stocks, bonds and cash.

     The components of pension expense for these three plans, in the aggregate, consist of (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                                    1993     1992     1991
                                                                   ------   ------   ------
    Service cost.................................................  $2,854   $2,809   $2,467
    Interest cost on projected benefit obligation................   5,076    4,741    4,282
    Return on assets.............................................  (4,993)  (5,049)  (4,508)
    Amortization of unrecognized prior service cost and net
      accumulated losses less amortization of net transition
      asset......................................................     254      167      (70)
                                                                   ------   ------   ------
    Pension expense..............................................  $3,191   $2,668   $2,171
                                                                   ------   ------   ------
                                                                   ------   ------   ------

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

     The following tables set forth the funded status of the plans and the amounts recognized in the Corporation's consolidated balance sheets at December 31, 1993 and 1992, respectively (in thousands):

                                                                     AT DECEMBER 31, 1993
                                                              -----------------------------------
                                                               SALARY      HOURLY    SUPPLEMENTAL
                                                              PENSION      PENSION      SALARY
                                                                PLAN        PLAN     PENSION PLAN
                                                              --------     -------   ------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation --
     Vested benefits........................................  $(50,329)    $(3,577)    $ (4,263)
     Non-vested benefits....................................    (1,644)     (1,670)         (42)
                                                              --------     -------   ------------
                                                               (51,973)     (5,247)      (4,305)
  Effect of future salary increases.........................    (5,411)         --         (146)
                                                              --------     -------   ------------
Projected benefit obligation................................   (57,384)     (5,247)      (4,451)
Plan assets at fair value...................................    60,299       4,570           --
                                                              --------     -------   ------------
Plan assets greater (less) than projected benefit
  obligation................................................     2,915        (677)      (4,451)
Unrecognized prior service cost.............................        22         153           --
Unrecognized net loss.......................................     1,256         221        5,861
Unrecognized net transition (asset) liability...............    (3,146)        (84)       3,103
Adjustment required to recognize minimum liability..........        --          --       (8,818)
                                                              --------     -------   ------------
Net pension asset (liability)...............................  $  1,047     $  (387)    $ (4,305)
                                                              --------     -------   ------------
                                                              --------     -------   ------------

                                                                      AT DECEMBER 31, 1992
                                                                ---------------------------------
                                                                 SALARY    HOURLY    SUPPLEMENTAL
                                                                PENSION    PENSION      SALARY
                                                                  PLAN      PLAN     PENSION PLAN
                                                                --------   -------   ------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation --
     Vested benefits..........................................  $(43,500)  $(2,292)    $ (8,895)
     Non-vested benefits......................................    (2,500)   (1,821)        (100)
                                                                --------   -------   ------------
                                                                 (46,000)   (4,113)      (8,995)
  Effect of future salary increases...........................    (6,215)       --         (500)
                                                                --------   -------   ------------
Projected benefit obligation..................................   (52,215)   (4,113)      (9,495)
Plan assets at fair value.....................................    59,342     4,086           --
                                                                --------   -------   ------------
Plan assets greater (less) than projected benefit
  obligation..................................................     7,127       (27)      (9,495)
Unrecognized prior service cost...............................        23       165           --
Unrecognized net (gain) loss..................................    (2,027)     (160)       4,542
Unrecognized net transition (asset) liability.................    (3,611)      (90)       3,491
Adjustment required to recognize minimum liability............        --        --       (7,533)
                                                                --------   -------   ------------
Net pension asset (liability).................................  $  1,512   $  (112)    $ (8,995)
                                                                --------   -------   ------------
                                                                --------   -------   ------------

     In accordance with the provisions of Statement of Financial Accounting Standards No. 87, an adjustment was required to reflect a minimum liability for the supplemental pension plan in 1992 and 1993. Such adjustment resulted in recording an intangible asset and, to the extent the minimum liability adjustment exceeded the unrecognized net transition liability, a reduction of $3.7 million and $2.7 million in stockholders' equity, which is net of related deferred income tax benefits, for 1993 and 1992, respectively.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

     The actuarial assumptions used were:

                                                                             1993     1992
                                                                             ----     ----
       Weighted average discount rate......................................  7.50%    7.75%
       Rate of increase in future compensation (applicable only to salaried
         plans)............................................................   4.0%     4.0%
       Weighted average expected long-term rate of return on plan assets...  8.25%    9.25%

RETIREE BENEFITS OTHER THAN PENSIONS
     The Corporation provides defined medical benefits to qualified retirees who were salaried employees and their eligible dependents and it provides defined life insurance benefits to qualified retirees who were salaried employees. In general, participants become eligible for these benefits upon retirement directly from the Corporation if they are at least 55 years old and the combination of their age and years of service with the Corporation equals 75 or more.

     The defined medical benefits cover most of the reasonable and customary charges for hospital, surgical, diagnostic and physician services and prescription drugs. Life insurance benefits are based on a percentage of final base annual salary and decline over time after coverage begins.

     The Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), effective January 1, 1992. The statement requires that postretirement benefits other than pensions be accrued during an employee's service to the Corporation. Previously, the Corporation recorded the expense when benefit payments were made for retirees.

     The actuarially-determined accumulated postretirement benefit obligation ("APBO") calculated in accordance with SFAS 106 at January 1, 1992 was $17.6 million. This amount was expensed, net of related income tax benefits of $6.0 million, as a cumulative effect of a change in accounting principle.

     The components of expense for postretirement benefits other than pensions for 1993 and 1992, exclusive of the cumulative effect of adopting SFAS 106 as of January 1, 1992, are shown in the table below (in thousands):

                                                                            YEARS ENDED
                                                                            DECEMBER 31,
                                                                          ----------------
                                                                           1993      1992
                                                                          ------    ------
    Service cost........................................................  $1,575    $1,410
    Interest cost.......................................................   1,602     1,359
                                                                          ------    ------
    Expense for postretirement benefits other than pensions.............  $3,177    $2,769
                                                                          ------    ------
                                                                          ------    ------

     In 1991, the annual amount expensed for these benefits under the Corporation's prior accounting policy was insignificant.

     The following table sets forth the components of the liability for the Corporation's plans and the amounts carried on the Corporation's consolidated balance sheets (in thousands):

                                                                         AT DECEMBER 31,
                                                                        ------------------
                                                                         1993       1992
                                                                        -------    -------
    Actuarial present value of accumulated benefit obligation:
      Retirees........................................................  $11,833    $10,504
      Other fully eligible plan participants..........................    2,128      1,629
      Other active plan participants..................................   10,261      7,838
                                                                        -------    -------
                                                                         24,222     19,971
      Unrecognized net loss...........................................   (1,619)        --
                                                                        -------    -------
    Accrued liability for postretirement benefits other than
      pensions........................................................  $22,603    $19,971
                                                                        -------    -------
                                                                        -------    -------

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

     At December 31, 1993 and 1992, $3.4 million and $3.6 million of assets, respectively, with market values of approximately the same amounts, were designated in a trust to pay postretirement benefits other than pensions. Since these assets could be used to pay other employee benefits, they cannot be used for the postretirement benefit calculations. The Corporation has no formal policy for funding postretirement benefit obligations.

     Weighted average discount rates of 7.50% and 7.75% were used in calculating the APBO at December 31, 1993 and 1992, respectively. The assumed health care cost trend rates to measure the expected cost of benefits at December 31, 1993 start at an 11% annual increase for coverage before the age of 65 and a 10% annual increase for coverage after the age of 64. These rates were assumed to decrease one percentage point each year until a 6% annual rate of increase was reached, at which point a 6% annual rate of increase was assumed thereafter. The effect of a one percentage point annual increase in the assumed cost trend rates would increase the aggregate of service and interest costs for 1993 by approximately 24% and the APBO by approximately 20%.

SAVINGS PLAN

     The Corporation has two qualified defined contribution savings plans, one which covers salaried employees and the other which covers substantially all hourly-rated employees. In addition, the Corporation has a non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulations.

     After six months or one year of service for the salaried and hourly plans, respectively, the Corporation generally matches 100% of employee contributions up to 6% and 2% of base salary for the salaried and hourly plans, respectively (the hourly plan percentage increases to 4% as of January 1, 1994).

     The Corporation's matching contributions to the savings plans were $2.4 million, $2.3 million and $2.2 million in 1993, 1992 and 1991, respectively.

SEVERANCE BENEFITS

     The Corporation has a Severance Pay Plan for salaried employees who are involuntarily terminated. In addition, the Corporation has employment agreements with certain key executives pursuant to which the Corporation would be liable for certain supplemental severance payments in the event such executives' employment is involuntarily terminated. The potential obligations arising from the employment agreements have been pre-funded through a trust. The trust balances of approximately $12.8 million and $12.4 million at December 31, 1993 and December 31, 1992, respectively, with similar market values, is included in other assets.

(9) OTHER EXPENSES

     In December 1993, the Corporation announced that effective January 1, 1994, NGC would combine its operations with the Corporation by NGC acquiring all of the Corporation's non-NGC assets and liabilities. See Note 14 for additional information about this transaction. Costs related to the transaction of $3.5 million were expensed in 1993.

     The Corporation expensed $2.8 million, $3.8 million and $6.0 million in 1993, 1992 and 1991, respectively, when it wrote-down the carrying value of certain assets.

     The Corporation is involved in several matters concerning environmental obligations primarily associated with former mining activities, as discussed in
Note 13. Included in other expenses for the years ended December 31, 1993 and December 31, 1991 are provisions of $6 million and $36 million, respectively, related to these matters.

     In 1991, there was a charge of $6 million primarily associated with delays in sub-leasing the Corporation's former office space in New York City. In addition, there was a charge of $5.1 million due to corporate-wide layoffs and certain organizational changes.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

(10) GAIN ON SALE OF SECURITIES

     In May 1993, the Corporation sold its remaining 14% interest in Newcrest Mining Limited for $67 million and recognized a gain of $29.6 million. This interest was reflected as an asset held for sale at December 31, 1992.

     In 1991, the Corporation retired all of its 7% exchangeable debentures, due 2001, pursuant to the terms thereof by exchanging its entire investment in E.I. duPont de Nemours and Company ("duPont") common stock. A gain of $36.1 million was recognized on the disposal of the duPont stock.

(11) MAJOR CUSTOMERS AND EXPORT SALES

     The Corporation is not economically dependent on a limited number of customers for the sale of its product, primarily gold, because gold commodity markets are well-established worldwide. During 1993 there were three customers which accounted for $105.0 million, $97.3 million and $78.3 million of total sales, each of which represented more than 10% of total sales and together accounted for 44% of the annual sales. In 1992, sales to two such major customers accounted for $126.8 million and $65.3 million, or 31% of total sales. In 1991, sales to two such major customers accounted for $152.6 million and $133.2 million, or 46% of total sales.

     Export sales were $269.3 million, $267.5 million and $212.4 million in 1993, 1992 and 1991, respectively.

(12) SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash provided by operating activities includes the following cash payments (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1993        1992        1991
                                                            -------     -------     -------
    Income taxes..........................................  $62,873     $27,900     $73,529
    Interest, net of amounts capitalized..................  $ 9,731     $ 9,636     $14,344

     Excluded from the statements of consolidated cash flows are the effects of certain non-cash transactions. During 1992, NGC exchanged $10.6 million of employee housing property for $7.7 million of notes receivable and $2.9 million in cash. As discussed in Note 10, during 1991, holders of the Corporation's $77.6 million 7% exchangeable debentures exchanged such debentures for duPont shares, held by the Corporation as an investment, that had a book value of $40 million.

(13) COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL OBLIGATIONS

     The Corporation's mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. The Corporation conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Corporation has made, and expects to make in the future, expenditures to comply with such laws and regulations. The Corporation cannot predict such future expenditures.

     The Corporation is involved in several matters concerning environmental obligations primarily associated with former mining activities.

     Based upon the Corporation's best estimate of its liability for these matters, $62.7 million and $68.5 million were accrued at December 31, 1993 and 1992, respectively, excluding $16.8 million and $14.2 million at December 31, 1993 and 1992 respectively, of reclamation costs relating to currently producing mineral properties. The amounts are included in reclamation liabilities and other current liabilities on the consolidated balance sheets for the respective periods. Depending upon the ultimate resolution of these matters, the Corporation believes that it is reasonably possible that the liability for these matters could be as much as 60% greater or 20% lower than the amount accrued at December 31, 1993.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

     The Corporation has recorded long-term receivables from third parties, primarily insurance companies, of $42.2 million and $41.2 million at December 31, 1993 and 1992, respectively, for both a portion of the costs previously expended and for the future liabilities estimated in connection with these matters. These amounts are considerably less than what the Corporation has or will claim from the insurance carriers. Substantially all of this amount is contested by the insurance companies involved. The Corporation is negotiating with some of its insurance carriers for past and future costs relating to certain of these matters. The insurance carriers have reserved their rights or disclaimed liability under their respective policies, and certain carriers have commenced declaratory judgement actions seeking to avoid coverage. The Corporation has commenced litigation seeking coverage from certain carriers. Although the Corporation cannot reasonably predict the outcome of these actions, it is nevertheless management's opinion that a substantial recovery of claimed costs will be made from the insurance carriers. The total receivables recognized represent the reasonably probable amount the Corporation expects to receive based upon its discussions with counsel. See Note 9 for certain charges taken related to these matters.

     The following is a discussion of the environmental obligations as of December 31, 1993.

  Idarado Mining Company ("Idarado") -- 80.1% owned

     In July 1992, the Corporation and Idarado signed a consent decree with the State of Colorado ("State") which was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), generally referred to as the "Superfund Act." Idarado paid $5.35 million pursuant to this consent decree in August 1992 to settle natural resources damages, past and future response costs and to provide habitat enhancement work. In addition, Idarado agreed in the consent decree to undertake specified reclamation and remediation work related to its former mining activities in the Telluride/Ouray area of Colorado. The Corporation's best estimate of the cost of this work is included in the gross liability, as previously discussed. If the reclamation and remediation work does not meet certain measurement criteria specified in the consent decree, the State and court reserve the right to require Idarado to perform other reclamation and remediation work. Idarado and the Corporation have obtained a $16.3 million letter of credit to secure their obligations under the consent decree.

  Resurrection Mining Company ("Resurrection") -- 100% owned

     In 1983, the State of Colorado ("State") filed a lawsuit under the Superfund Act which involves a joint venture mining operation near Leadville, Colorado in which Resurrection is a joint venturer. This action was subsequently consolidated with a lawsuit filed by the United States Environmental Protection Agency ("EPA") in 1986. The EPA is taking the lead role on cleanup issues and the matters are now proceeding principally through the administrative processes of CERCLA, rather than through the court action. The proceedings seek to compel the defendants to remediate the impacts of pre-existing mining activities which the governments claim are causing substantial environmental problems in the area. The mining operations of the joint venture are operated by ASARCO, the other joint venturer. The governments have made the Corporation, Resurrection, the joint venture and ASARCO defendants in the proceedings. They are also proceeding against other companies with interests in the area.

     The EPA divided the remedial work into two phases. Phase I addresses a drainage and access tunnel owned by the joint venture -- the Yak Tunnel. Phase II addresses the remainder of the site.

     In 1988 and 1989, the EPA issued administrative orders with respect to Phase I work for the Yak Tunnel. The joint venture, ASARCO, Resurrection and the Corporation have collectively implemented those orders by constructing a water treatment plant which was placed in operation in early 1992. The joint venture is in negotiations regarding remaining remedial work for Phase I, which primarily consists of monitoring and environmental maintenance activities.

     In October 1993, Resurrection paid $4.4 million for its share of past response costs and interest through January 1991 for the United States and through January 1992 for the State.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

     The EPA has not yet completed work to define a remedy for Phase II and thus has not published a current estimate of the costs of such remedial action. Accordingly, the Corporation cannot yet determine the full extent or cost of remedial action which will be required under Phase II. Moreover, in addition to costs of remedial action, the governments will seek to recover future response costs to be incurred at the site and may seek to recover for damages to natural resources. The case currently involves other solvent defendant corporations. The allocation of costs and damages incurred or to be incurred at the site among those defendants, if any such allocation is to be made, cannot be determined at this time.

     Although the ultimate amount of total costs and Resurrection's and the Corporation's exposure for such costs for Phase I and Phase II cannot be presently determined, the Corporation's best estimate of its potential exposure for these costs is included in the gross liability for these matters, previously discussed.

  Dawn Mining Company ("Dawn") -- 51% owned

     Dawn leased a currently inactive open-pit uranium mine on the Spokane Indian Reservation in the State of Washington ("State"). The mine is subject to regulation by agencies of the United States Department of Interior, the Bureau of Indian Affairs ("BIA") and the Bureau of Land Management, as well as the EPA. Dawn also owns a nearby uranium millsite facility.

     In 1991, Dawn's lease was formally terminated. As a result, Dawn was required to file a formal reclamation plan. Dawn does not have sufficient funds to pay for such a reclamation plan or to pay for the closure of its mill. Dawn proposed to the State a mill closure plan which could potentially generate the necessary funds to reclaim the mine and the mill. The State notified Dawn that the proposed plan was not the State's preferred alternative and was not consistent with certain policy considerations of the State. At December 31, 1993, Dawn was in the process of revising its proposed mill closure plan so as to meet these State concerns. The Corporation's best estimate for the future costs related to these matters is included in the gross liability for environmental matters, previously discussed.

     The Department of Interior previously notified Dawn that when the lease was terminated, it would seek to hold Dawn and the Corporation (as Dawn's 51% owner) liable for any costs incurred as a result of Dawn's failure to comply with the lease and applicable regulations. The Corporation would vigorously contest any such claims. The Corporation cannot reasonably predict the likelihood or outcome of any future action against Dawn or the Corporation arising from this matter.

GUARANTEE OF THIRD PARTY INDEBTEDNESS

     The Corporation guaranteed $35.7 million of Magma Copper Company's (a former subsidiary) Pollution Control Revenue Bonds due 2009. It is expected that the Corporation will be required to remain liable on this guarantee so long as the bonds relating thereto are outstanding.

GUARANTEE OF PROJECT FINANCING INDEBTEDNESS

     The Corporation has a 38% interest in Minera Yanacocha S.A. ("Yanacocha"), a Peruvian gold operation which commenced operations in 1993. Yanacocha secured project financing of $31.2 million from a consortium of banks. The Corporation agreed to guarantee approximately $12.5 million of this amount until the earlier of the repayment of all amounts due pursuant to the project financing or the satisfaction of a project completion test. Yanacocha expects that the project completion test will be satisfied in early 1994.

OTHER COMMITMENTS AND CONTINGENCIES

     In December 1992, NGC finalized an agreement with Barrick Goldstrike Mines, Inc. ("Barrick") which provides for Barrick to mine NGC's Post deposit which extends beyond NGC's property boundaries onto Barrick's property. NGC and Barrick share the costs so that each ounce of gold mined bears the same mining cost. NGC is obligated to pay Barrick for such costs as Barrick mines the deposit. In addition, NGC is obligated to share dewatering costs which are associated with NGC's Post deposit. The total of all such mining

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES and dewatering costs were $26.2 million in 1993 and estimated to be $30 million to $40 million annually for the near future.

     In conjunction with the construction of its refractory ore treatment plant, NGC has entered into various contracts for the acquisition of equipment and related construction services. This plant is expected to cost approximately $300 million and be completed in the third quarter of 1994. At December 31, 1993, $158.2 million had been expended.

     The Corporation has minimum royalty obligations on one of its producing mines of 80,000 ounces of gold per year in 1994 and 1995, 55,000 ounces of gold in 1996 and no more than 40,000 ounces of gold per year thereafter for the life of the mine. The amount to be paid to meet the royalty obligations is based upon a defined average market gold price. Any amounts paid due to the minimum royalty obligation not being met in any year are recoverable in future years when the minimum royalty obligation is exceeded. The Corporation expects the mines' production will meet the minimum royalty requirements.

     The Corporation is involved from time to time in legal proceedings of a character incident to its business. It does not believe that adverse decisions in any pending or threatened proceedings or any amounts which it may be required to pay by reason thereof will have a material adverse effect on its financial condition or results of operations.

(14) SUBSEQUENT EVENT

     Effective January 1, 1994, NGC acquired all of the Corporation's non-NGC assets and liabilities in a tax-free transaction. As a part of the transaction, the Corporation transferred 8,649,899 shares of NGC stock to NGC reducing the Corporation's interest in NGC to 89.2% from 90.1%. The transaction has no material impact on the Corporation's consolidated financial statements. As a result of the transaction, on March 21, 1994 the Corporation declared a 1.2481 shares to 1 share stock split so that the Corporation's outstanding shares would equate as close as possible to the 85,850,101 shares of NGC it holds subsequent to the transaction.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

(15) UNAUDITED SUPPLEMENTARY DATA

QUARTERLY DATA

     The following is a summary of selected quarterly financial information (amounts in millions except per share amounts):

                                                                    1993
                                   ----------------------------------------------------------------------
                                                     THREE MONTHS ENDED
                                   -------------------------------------------------------    YEAR ENDED
                                   MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31    DECEMBER 31
                                   --------       -------      ------------    -----------    -----------
Sales............................   $138.1        $ 157.3         $178.1         $ 160.8        $ 634.3
Gross profit(1)..................   $ 32.7        $  46.7         $ 60.5         $  45.2        $ 185.1
Income from continuing operations
  before cumulative effect of
  change in accounting
  principle......................   $ 12.5        $  39.5(3)      $ 25.7         $  16.9        $  94.7
Cumulative effect of change in
  accounting principle...........   $ 38.5(2)     $    --         $   --         $    --        $  38.5
Net income.......................   $ 51.0        $  39.5         $ 25.7         $  16.9        $ 133.1
Preferred stock dividends........   $ (4.0)       $  (3.9)        $ (4.0)        $  (4.0)       $ (15.9)
Net income applicable to common
  stock..........................   $ 47.0        $  35.6         $ 21.7         $  12.9        $ 117.2
Earnings per common share:
  Continuing operations before
     cumulative effect of change
     in accounting principle.....   $ 0.10        $  0.42(3)      $ 0.26         $  0.14        $  0.92
  Cumulative effect of change in
     accounting principle........   $ 0.45(2)     $    --         $   --         $    --        $  0.45
  Net income per common share....   $ 0.55        $  0.42         $ 0.26         $  0.14        $  1.37
Weighted average shares
  outstanding....................     85.1           85.5           85.6            85.6           85.5
Dividends declared per common
  share..........................   $ 0.12        $  0.12         $ 0.12         $  0.12        $  0.48

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

                                                                    1992
                                   ----------------------------------------------------------------------
                                                     THREE MONTHS ENDED
                                   -------------------------------------------------------    YEAR ENDED
                                   MARCH 31         JUNE 30    SEPTEMBER 30    DECEMBER 31    DECEMBER 31
                                   --------         -------    ------------    -----------    -----------
Sales............................  $ 157.7          $ 158.8       $155.8         $ 140.9        $ 613.2
Gross profit(1)..................  $  60.6          $  50.1       $ 47.1         $  33.4        $ 191.2
Income from continuing operations
  before cumulative effect of
  change in accounting
  principle......................  $  44.0          $  24.4       $ 18.3         $   3.9        $  90.6
Cumulative effect of change in
  accounting principle...........  $ (11.6 )(4)     $    --       $   --         $    --        $ (11.6)
Net income.......................  $  32.4          $  24.4       $ 18.3         $   3.9        $  79.0
Preferred stock dividends........  $    --          $    --       $   --         $  (1.7)       $  (1.7)
Net income applicable to common
  stock..........................  $  32.4          $  24.4       $ 18.3         $   2.2        $  77.3
Earnings (loss) per common share:
  Continuing operations before
     cumulative effect of change
     in accounting principle.....  $  0.52          $  0.29       $ 0.21         $  0.02        $  1.04
  Cumulative effect of change in
     accounting principle........  $  0.14 (4)      $    --       $   --         $    --        $  0.14
  Net income per common share....  $  0.38          $  0.29       $ 0.21         $  0.02        $  0.90
Weighted average shares
  outstanding....................     84.9             84.9         85.1            85.1           85.0
Dividends declared per common
  share..........................  $  0.12          $  0.12       $ 0.12         $  0.12        $  0.48

- ---------------

(1) Sales less costs applicable to sales and depreciation, depletion and amortization.

(2) Cumulative effect of change in accounting for income taxes (see Note 5).

(3) Includes after tax gain related to the sale of Newcrest Mining Limited interest of $19.3 million, or $0.22 per share.

(4) Cumulative effect of change in accounting for postretirement benefits other than pensions (see Note 8) net of income tax benefit of $6.0 million, or $0.07 per share.

RATIO OF EARNINGS TO FIXED CHARGES

     The ratios of earnings to fixed charges were 6.3, 6.5, 10.3, 6.6 and 2.2 for the years ended December 31, 1993, 1992, 1991, 1990 and 1989, respectively. The Corporation guarantees certain third party debt which had total interest obligations of $0.8 million, $3.3 million, $4.0 million, $4.5 million and $5.0 million for the years ended December 31, 1993, 1992, 1991, 1990 and 1989, respectively. The Corporation has not been required to pay any of these amounts, nor does it expect to have to pay any amounts; therefore, such amounts have not been included in the ratio of earnings to fixed charges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with Arthur Andersen & Co., Newmont's independent public accountants, regarding any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Newmont's directors will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1994 annual meeting of stockholders and is incorporated herein by reference. Information concerning Newmont's executive officers is set forth under Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning this item will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1994 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning this item will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1994 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning this item will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1994 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

         1. Financial Statements

                                                                                  10-K
                                                                                  PAGE
                                                                                  ----
         Management's Report......................................................  27
         Report of Independent Public Accountants.................................  28
         Statements of Consolidated Income........................................  29
         Consolidated Balance Sheets..............................................  30
         Statements of Consolidated Changes in Stockholders' Equity...............  31
         Statements of Consolidated Cash Flows....................................  32
         Notes to Consolidated Financial Statements...............................  33

         2. Financial Statement Schedules

         Report of Independent Public Accountants on Schedules.................... S-1
         Schedule V   -- Property, Plant and Mine Development..................... S-2
         Schedule VI  -- Accumulated Depreciation, Depletion and Amortization of
                         Property, Plant and Mine Development..................... S-3
         Schedule IX  -- Short-Term Borrowings.................................... S-4
         Schedule X   -- Supplementary Income Statement Information............... S-5

     All other schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

          3. Exhibits

         3(a).         Restated Certificate of Incorporation dated as of July 13, 1987.
                         Incorporated by reference to Exhibit 3 to registrant's Form 10-K for the year ended December 31, 1987.

         3(b).         By-Laws as amended through November 1, 1993 and adopted November 1,
                         1993.

         3(c).         Certificate of Designations, Preferences and Rights of $5.50
                         Convertible Preferred Stock, $5 par value, dated November 13, 1992.
                         Incorporated by reference to Exhibit (3)c to registrant's Form 10-K for the year ended December 31, 1992.

         4(a).         Rights Agreement dated as of September 23, 1987 between registrant and
                         Manufacturers Hanover Trust Company as Equal Value Agent relating to the Equal Value Rights. Incorporated by reference to Exhibit 1 to registrant's Registration Statement on Form 8-A dated September 25,
                         1987.

         4(b).         First Amendment dated as of October 1, 1987 amending the Rights
                         Agreement dated as of September 23, 1987 between registrant and
                         Manufacturers Hanover Trust Company, as Rights Agent. Incorporated by
                         reference to Exhibit (4)b to registrant's Form 10-K for the year ended December 31, 1990.

         4(c).         Second Amendment dated as of May 1, 1989 amending the Rights Agreement dated as of September 23, 1987 between registrant and Manufacturers
                         Hanover Trust Company, as Rights Agent. Incorporated by reference to
                         Exhibit 1 to registrant's Form 8 dated June 7, 1989.

         4(d).         Rights Agreement dated August 30, 1990 between registrant and
                         Manufacturers Hanover Trust Company, as Rights Agent. Incorporated by
                         reference to Exhibit 1 to registrant's Registration Statement on Form
                         8-A dated August 31, 1990.

          4(e).
          and
          4(f).         First Amendment dated November 27, 1990 and Second Amendment dated
                          December 7, 1990 to the aforementioned Rights Agreement dated August
                          30, 1990. Incorporated by reference to Exhibits 2 and 3,
                          respectively, to registrant's Form 8 dated December 7, 1990.

          4(g).         Third Amendment dated February 26, 1992 to the aforementioned Rights
                          Agreement dated August 30, 1990. Incorporated by reference to Exhibit
                          4 to registrant's Form 8 dated March 17, 1992.

          4(h).         Indenture dated March 23, 1992 between registrant and Bank of Montreal
                          Trust Company. Incorporated by reference to Exhibit 4 to registrant's
                          Form 10-Q for the quarter ended June 30, 1992.

          4(i).         Deposit Agreement dated as of November 15, 1992 to registrant, Chemical
                          Bank, as Depositary and all holders from time to time of depositary receipts issued thereunder. Incorporated by reference to Exhibit 4(j)
                          to registrant's Registration Statement on Form S-3 (File No.
                          33-65274).

          10(a).        Pension Plan as amended and in effect on January 1, 1991. Incorporated by reference to Exhibit (10)a to registrant's Form 10-Q for the quarter ended March 31, 1993.

          10(b).        Pension Equalization Plan as amended as of August 18, 1987.
                          Incorporated by reference to Exhibit (10)b to registrant's Form 10-K for the year ended December 31, 1987.

          10(c).        Annual Incentive Compensation Plan. Incorporated by reference to
                          Exhibit (10)c to registrant's Form 10-K for the year ended December
                          31, 1992.

          10(d).        1982 Key Employees Stock Option Plan. Incorporated by reference to
                          Exhibit to registrant's Registration Statement on Form S-8 (No.
                          33-10141).

          10(e).        1987 Key Employees Stock Option Plan as amended as of October 25, 1993.

          10(f).        Agreement dated as of December 7, 1990 among registrant, SP Gold
                          Holdings Inc., Holdgold, Inc., Hornwood Investments N.V., James M.
                          Goldsmith, Jacob Rothschild, St. James Place Capital, plc and RIT
                          Capital Partners plc. Incorporated by reference to Exhibit (28)(i) to registrant's Current Report on Form 8-K dated December 7, 1990.

          10(g).        Amendment dated May 10, 1993 to the Agreement dated as of December 7,
                          1990 among registrant, SP Gold Holdings Inc., Holdgold Inc., Hornwood
                          Investments N.V., James M. Goldsmith, Jacob Rothschild, St. James
                          Place Capital, plc and RIT Capital Partners plc. Incorporated by
                          reference to Exhibit 28(b) to registrant's Registration Statement on
                          Form S-3 (File No. 33-65274).

          10(h).        Agreement dated as of May 10, 1993 among registrant, George Soros,
                          Soros Fund Management, Stanley F. Druckenmiller, Duquesne Capital
                          Management, Inc., Quantum Fund N.V., Quasar International Partners
                          C.V. and Quota Fund N.V. Incorporated by reference to Exhibit 28(c)
                          to registrant's Registration Statement on Form S-3 (File No.
                          33-65274).

          10(i).        Severance Pay Plan as amended and restated effective May 1, 1993.
                          Incorporated by reference to Exhibit (10)b to registrant's Form 10-Q for the quarter ended March 31, 1993.

          10(j).        Executive Insurance Benefit Plan. Incorporated by reference to Exhibit
                          (10)m to registrant's Form 10-K for the year ended December 31, 1987.

          10(k).        Form of Agreement dated as of January 3, 1990 entered into between registrant and its executive officers and those of NGC named therein.
                          Incorporated by reference to Exhibit (10)l to registrant's Form 10-K for the year ended December 31, 1989.

          10(l).        Agreement dated as of August 24, 1987, as amended effective October 26,
                          1988, between registrant and T. Peter Philip. Incorporated by reference to Exhibit (10)p to registrant's Form 10-K for the year ended December 31, 1988.

          10(m).        Amendment dated January 7, 1991 to Agreement dated as of August 24,
                          1987, as amended, between registrant and T. Peter Philip.
                          Incorporated by reference to Exhibit (10)q to registrant's Form 10-K for the year ended December 31, 1990.

          10(n).        Management Services Agreement dated as of January 1, 1989 between registrant and NGC. Incorporated by reference to registrant's Exhibit
                          28(a) to Current Report on Form 8-K dated November 20, 1989.

          10(o).        Directors' Stock Award Plan. Incorporated by reference to Exhibit (10)o to registrant's Form 10-K for the year ended December 31, 1992.

          10(p).        1992 Key Employees Stock Plan as amended as of October 25, 1993.

          10(q).        Agreement dated October 15, 1993, effective November 1, 1993, of registrant, NGC and Ronald C. Cambre. Incorporated by reference to
                          Exhibit (10) to registrant's Form 10-Q for the quarter ended
                          September 30, 1993.

          10(r).        Letter Agreement dated December 15, 1993, between NGC and registrant.
                          Incorporated by reference to Exhibit A to NGC's Proxy Statement dated
                          February 16, 1994.

          10(s).        Consultation Agreement dated as of October 31, 1993 between registrant,
                          NGC and Gordon R. Parker.

          10(t).        Amendment dated December 15, 1993 to the Pension Plan as amended and in effect on January 1, 1991.

          11.           Statement re Computation of Per Share Earnings.

          12.           Statement re Computation of Ratio of Earnings to Fixed Charges.

          21.           Subsidiaries of registrant.

          23.           Consent of Independent Public Accountants.

          24.           Power of Attorney.

     (b)  Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 1993.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Newmont Mining Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Newmont Mining Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated January 25, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Corporation's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            /s/ ARTHUR ANDERSEN & CO.
                                            Arthur Andersen & Co.

Denver, Colorado
January 25, 1994

                                                                      SCHEDULE V

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

                      PROPERTY, PLANT AND MINE DEVELOPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                                   BALANCE                                 OTHER
                                                     AT                                   CHANGES-      BALANCE
                                                  BEGINNING   ADDITIONS                  ADDITIONS      AT END
                  DESCRIPTION                     OF PERIOD    AT COST    RETIREMENTS   (DEDUCTIONS)   OF PERIOD
- ------------------------------------------------  ---------   ---------   -----------   ------------   ---------
1993
  Land and mining claims........................  $   71,030   $   4,270    $   (6,542)     $   (3)     $   68,755
  Buildings and equipment.......................     748,850      44,433        (9,107)       (105)        784,071
  Mine development costs........................     175,170      29,201        (1,557)         --         202,814
  Construction in progress......................      87,456     147,613        (2,376)         --         232,693
  Capitalized mining costs......................       5,150      23,603            --          --          28,753
                                                  ----------   ---------   -----------   ------------   ----------
                                                  $1,087,656   $ 249,120   $   (19,582)     $ (108)     $1,317,086
                                                  ----------   ---------   -----------   ------------   ----------
                                                  ----------   ---------   -----------   ------------   ----------
1992
  Land and mining claims........................  $   46,733   $  25,311   $    (1,024)     $   10      $   71,030
  Buildings and equipment.......................     683,238     103,955       (38,333)        (10)        748,850
  Mine development costs........................     128,223      47,408            --        (461)        175,170
  Construction in progress......................      51,846     115,352       (79,742)         --          87,456
  Capitalized mining costs......................          --       5,150            --          --           5,150
                                                  ----------   ---------   -----------   ------------   ----------
                                                  $  910,040   $ 297,176   $  (119,099)     $ (461)     $1,087,656
                                                  ----------   ---------   -----------   ------------   ----------
                                                  ----------   ---------   -----------   ------------   ----------
1991
  Land and mining claims........................  $   42,743   $   4,065   $       (75)     $   --      $   46,733
  Buildings and equipment.......................     667,404      33,608       (17,774)         --         683,238
  Mine development costs........................     117,130      15,387        (4,294)         --         128,223
  Construction in progress......................      11,124      62,996       (22,274)         --          51,846
                                                  ----------   ---------   -----------   ------------   ----------
                                                  $  838,401   $ 116,056   $   (44,417)     $   --      $  910,040
                                                  ----------   ---------   -----------   ------------   ----------
                                                  ----------   ---------   -----------   ------------   ----------

                                                                     SCHEDULE VI

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                    OF PROPERTY, PLANT AND MINE DEVELOPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                     BALANCE      ADDITIONS                        OTHER
                                       AT         CHARGED TO                     CHANGES --        BALANCE
                                    BEGINNING     COSTS AND                      ADDITIONS        AT END OF
           DESCRIPTION              OF PERIOD      EXPENSES      RETIREMENTS    (DEDUCTIONS)       PERIOD
- ----------------------------------  ---------     ----------     -----------    ------------      ---------
1993
  Land and mining claims..........  $  17,700      $    896       $  (4,888)       $   --         $  13,708
  Building and equipment..........    332,662        88,400          (7,021)           --           414,041
  Mine development costs..........     75,122        21,242          (1,557)           --            94,807
                                    ---------     ----------     -----------    ------------      ---------
                                    $ 425,484      $110,538       $ (13,466)       $   --         $ 522,556
                                    ---------     ----------     -----------    ------------      ---------
                                    ---------     ----------     -----------    ------------      ---------
1992
  Land and mining claims..........  $  16,838      $    862       $      --        $   --         $  17,700
  Buildings and equipment.........    288,479        68,684         (23,716)         (785)(1)       332,662
  Mine development costs..........     50,845        23,492              --           785 (1)        75,122
                                    ---------     ----------     -----------    ------------      ---------
                                    $ 356,162      $ 93,038       $ (23,716)       $   --         $ 425,484
                                    ---------     ----------     -----------    ------------      ---------
                                    ---------     ----------     -----------    ------------      ---------
1991
  Land and mining claims..........  $  16,104      $  1,038       $    (304)       $   --         $  16,838
  Buildings and equipment.........    222,591        76,659         (12,915)        2,144 (2)       288,479
  Mine development costs..........     35,686        16,407          (1,248)           --            50,845
                                    ---------     ----------     -----------    ------------      ---------
                                    $ 274,381      $ 94,104       $ (14,467)       $2,144         $ 356,162
                                    ---------     ----------     -----------    ------------      ---------
                                    ---------     ----------     -----------    ------------      ---------

- ---------------

(1) Reclass between mine development costs and buildings and equipment accumulated depreciation, depletion and amortization.

(2) Write-down of employee housing.

                                                                     SCHEDULE IX

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                              MAXIMUM        AVERAGE        WEIGHTED
                                                                WEIGHTED      AMOUNT         AMOUNT          AVERAGE
                                                    BALANCE     AVERAGE     OUTSTANDING    OUTSTANDING    INTEREST RATE
              CATEGORY OF AGGREGATE                AT END OF    INTEREST      DURING         DURING          DURING
              SHORT-TERM BORROWINGS                 PERIOD        RATE        PERIOD        PERIOD(1)       PERIOD(2)
- -------------------------------------------------  ---------    --------    -----------    -----------    -------------
1993
  Bank loan, due on demand.......................   $15,739       6.0%        $15,739        $13,340          6.0%
1992
  Bank loan, due on demand.......................   $10,941       6.0%        $10,941        $10,939          6.1%
1991
  Bank loan, due on demand.......................   $10,913       6.5%        $10,913        $ 9,879          8.5%

- ---------------

(1) The sum of the amounts outstanding at each period (day or month-end) divided by the total number of periods during the year.

(2) The total interest expense applicable to the amounts outstanding at each period (day or month-end) divided by the average balance owing for those periods.

                                                                      SCHEDULE X

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

                  SUPPLEMENTARY INCOME STATEMENT INFORMATION*
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                                                       CHARGED TO INCOME
                                                                 ------------------------------
                             ITEM                                 1993        1992       1991
- ---------------------------------------------------------------  -------    --------    -------
Maintenance and repairs........................................  $92,496    $101,488    $89,168
                                                                 -------    --------    -------
                                                                 -------    --------    -------
Royalties......................................................  $47,913    $ 47,094    $51,454
                                                                 -------    --------    -------
                                                                 -------    --------    -------
Taxes, other than payroll and income taxes
  Net proceeds of mines........................................  $ 7,436    $  8,763    $ 9,298
  Other........................................................   17,839      15,971      9,776
                                                                 -------    --------    -------
                                                                 $25,275    $ 24,734    $19,074
                                                                 -------    --------    -------
                                                                 -------    --------    -------
Amortization of debt issuance costs............................  $ 1,191    $    749    $   791
                                                                 -------    --------    -------
                                                                 -------    --------    -------

- ---------------

* Excludes amortization of mine development costs which are included on Schedule VI.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NEWMONT MINING CORPORATION

                                            By /s/ TIMOTHY J. SCHMITT
                                                   Timothy J. Schmitt
                                               Vice President, Secretary and
                                                 Assistant General Counsel
March 29, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                  SIGNATURE                                TITLE                    DATE
- ---------------------------------------------   ----------------------------       ------
                          *                     Chairman and Director
              Gordon R. Parker

                          *                     Director
             Rudolph I. J. Agnew

                          *                     Director
               John P. Bolduc

                          *                     Vice Chairman and Chief
              Ronald C. Cambre                    Executive Officer and
                                                  Director

                          *                     Director
             Joseph P. Flannery

                          *                     Director
              Thomas A. Holmes

                          *                     President and Chief               March 29, 1994
               T. Peter Philip                    Operating Officer and
                                                  Director

                          *                     Director
             Robin A. Plumbridge

                          *                     Director
          William I. M. Turner, Jr.

                          *                     Senior Vice President and
               Wayne W. Murdy                     Chief Financial Officer
                                                  (Principal Financial
                                                  Officer)

                          *                     Vice President and
               Gary E. Farmar                     Controller (Principal
                                                  Accounting Officer)

        *By  /s/  TIMOTHY J. SCHMITT
             Timothy J. Schmitt
             as Attorney-in-fact

                                                                      Appendix I




        The following is a narrative description of certain maps in image form which have been included in the paper version of the Form 10-K but which have been excluded from the EDGAR version of the Form 10-K.

        1. Map of Location of the Carlin Trend Operations in Nevada -- Page 5 of the Form 10-K.

                    On page 5 of the Form 10-K, the registrant has included a
              map of Nevada with an enlargement of the geographical location of its operations on the Carlin Trend discussed on page 4 of the Form 10-K. The map also includes a chart indicating the location of various deposits including those without proven and probable reserves.

        2. Map of Location of the Yanacocha Project in Peru -- Page 6 of the Form 10-K.

                    On page 6 of the Form 10-K, the registrant has included a
              map of the Country of Peru showing the geographical location of the Yanacocha project discussed on page 6 of the Form 10-K. The map also includes a notation that Minera Yanacocha S.A., the Peruvian corporation which owns and operates the Yanacocha project, is 38% owned by Newmont Gold.

        3. Map of Location of the Zarafshan-Newmont Project in Uzbekistan -- Page 7 of the Form 10-K.

                    On page 7 of the Form 10-K, the registrant has included a
              map of the Republic of Uzbekistan showing the geographical location of the Zarafshan-Newmont project discussed on pages 6-7 of the Form 10-K. The map also includes a notation that the Zarafshan-Newmont joint venture, which operates the project, is 50% owned by Newmont Gold.

        4. Map of Locations of the Minahasa Project and the Batu Hijau Project in Indonesia -- Page 8 of the Form 10-K.

                  On page 8 of the Form 10-K, the registrant has included a
            map of the Republic of Indonesia showing the geographical location of the Minahasa project and the Batu Hijau project, each of which is discussed on pages 7-8 of the Form 10-K. The map also includes a notation that each of the Indonesian companies that operate the Minahasa project and the Batu Hijau project is 80% owned by Newmont Gold.

       5. Map of Location of the Grassy Mountain Project in Oregon -- Page 9 of the Form 10-K.

                  On page 9 of the Form 10-K, the registrant has included a map of Oregon and bordering states showing the geographical location of the Grassy Mountain project discussed on pages 8-9 of the Form 10-K.

                                EXHIBIT INDEX

         3(a).         Restated Certificate of Incorporation dated as of July 13, 1987.
                         Incorporated by reference to Exhibit 3 to registrant's Form 10-K for the year ended December 31, 1987.

         3(b).         By-Laws as amended through November 1, 1993 and adopted November 1,
                         1993.

         3(c).         Certificate of Designations, Preferences and Rights of $5.50
                         Convertible Preferred Stock, $5 par value, dated November 13, 1992.
                         Incorporated by reference to Exhibit (3)c to registrant's Form 10-K for the year ended December 31, 1992.

         4(a).         Rights Agreement dated as of September 23, 1987 between registrant and
                         Manufacturers Hanover Trust Company as Equal Value Agent relating to the Equal Value Rights. Incorporated by reference to Exhibit 1 to registrant's Registration Statement on Form 8-A dated September 25,
                         1987.

         4(b).         First Amendment dated as of October 1, 1987 amending the Rights
                         Agreement dated as of September 23, 1987 between registrant and
                         Manufacturers Hanover Trust Company, as Rights Agent. Incorporated by
                         reference to Exhibit (4)b to registrant's Form 10-K for the year ended December 31, 1990.

         4(c).         Second Amendment dated as of May 1, 1989 amending the Rights Agreement dated as of September 23, 1987 between registrant and Manufacturers
                         Hanover Trust Company, as Rights Agent. Incorporated by reference to
                         Exhibit 1 to registrant's Form 8 dated June 7, 1989.

         4(d).         Rights Agreement dated August 30, 1990 between registrant and
                         Manufacturers Hanover Trust Company, as Rights Agent. Incorporated by
                         reference to Exhibit 1 to registrant's Registration Statement on Form
                         8-A dated August 31, 1990.

          4(e).
          and
          4(f).         First Amendment dated November 27, 1990 and Second Amendment dated
                          December 7, 1990 to the aforementioned Rights Agreement dated August
                          30, 1990. Incorporated by reference to Exhibits 2 and 3,
                          respectively, to registrant's Form 8 dated December 7, 1990.

          4(g).         Third Amendment dated February 26, 1992 to the aforementioned Rights
                          Agreement dated August 30, 1990. Incorporated by reference to Exhibit
                          4 to registrant's Form 8 dated March 17, 1992.

          4(h).         Indenture dated March 23, 1992 between registrant and Bank of Montreal
                          Trust Company. Incorporated by reference to Exhibit 4 to registrant's
                          Form 10-Q for the quarter ended June 30, 1992.

          4(i).         Deposit Agreement dated as of November 15, 1992 to registrant, Chemical
                          Bank, as Depositary and all holders from time to time of depositary receipts issued thereunder. Incorporated by reference to Exhibit 4(j)
                          to registrant's Registration Statement on Form S-3 (File No.
                          33-65274).

          10(a).        Pension Plan as amended and in effect on January 1, 1991. Incorporated by reference to Exhibit (10)a to registrant's Form 10-Q for the quarter ended March 31, 1993.

          10(b).        Pension Equalization Plan as amended as of August 18, 1987.
                          Incorporated by reference to Exhibit (10)b to registrant's Form 10-K for the year ended December 31, 1987.

          10(c).        Annual Incentive Compensation Plan. Incorporated by reference to
                          Exhibit (10)c to registrant's Form 10-K for the year ended December
                          31, 1992.

          10(d).        1982 Key Employees Stock Option Plan. Incorporated by reference to
                          Exhibit to registrant's Registration Statement on Form S-8 (No.
                          33-10141).

          10(e).        1987 Key Employees Stock Option Plan as amended as of October 25, 1993.

          10(f).        Agreement dated as of December 7, 1990 among registrant, SP Gold
                          Holdings Inc., Holdgold, Inc., Hornwood Investments N.V., James M.
                          Goldsmith, Jacob Rothschild, St. James Place Capital, plc and RIT
                          Capital Partners plc. Incorporated by reference to Exhibit (28)(i) to registrant's Current Report on Form 8-K dated December 7, 1990.

          10(g).        Amendment dated May 10, 1993 to the Agreement dated as of December 7,
                          1990 among registrant, SP Gold Holdings Inc., Holdgold Inc., Hornwood
                          Investments N.V., James M. Goldsmith, Jacob Rothschild, St. James
                          Place Capital, plc and RIT Capital Partners plc. Incorporated by
                          reference to Exhibit 28(b) to registrant's Registration Statement on
                          Form S-3 (File No. 33-65274).

          10(h).        Agreement dated as of May 10, 1993 among registrant, George Soros,
                          Soros Fund Management, Stanley F. Druckenmiller, Duquesne Capital
                          Management, Inc., Quantum Fund N.V., Quasar International Partners
                          C.V. and Quota Fund N.V. Incorporated by reference to Exhibit 28(c)
                          to registrant's Registration Statement on Form S-3 (File No.
                          33-65274).

          10(i).        Severance Pay Plan as amended and restated effective May 1, 1993.
                          Incorporated by reference to Exhibit (10)b to registrant's Form 10-Q for the quarter ended March 31, 1993.

          10(j).        Executive Insurance Benefit Plan. Incorporated by reference to Exhibit
                          (10)m to registrant's Form 10-K for the year ended December 31, 1987.

          10(k).        Form of Agreement dated as of January 3, 1990 entered into between registrant and its executive officers and those of NGC named therein.
                          Incorporated by reference to Exhibit (10)l to registrant's Form 10-K for the year ended December 31, 1989.

          10(l).        Agreement dated as of August 24, 1987, as amended effective October 26,
                          1988, between registrant and T. Peter Philip. Incorporated by reference to Exhibit (10)p to registrant's Form 10-K for the year ended December 31, 1988.

          10(m).        Amendment dated January 7, 1991 to Agreement dated as of August 24,
                          1987, as amended, between registrant and T. Peter Philip.
                          Incorporated by reference to Exhibit (10)q to registrant's Form 10-K for the year ended December 31, 1990.

          10(n).        Management Services Agreement dated as of January 1, 1989 between registrant and NGC. Incorporated by reference to registrant's Exhibit
                          28(a) to Current Report on Form 8-K dated November 20, 1989.

          10(o).        Directors' Stock Award Plan. Incorporated by reference to Exhibit (10)o to registrant's Form 10-K for the year ended December 31, 1992.

          10(p).        1992 Key Employees Stock Plan as amended as of October 25, 1993.

          10(q).        Agreement dated October 15, 1993, effective November 1, 1993, of registrant, NGC and Ronald C. Cambre. Incorporated by reference to
                          Exhibit (10) to registrant's Form 10-Q for the quarter ended
                          September 30, 1993.

          10(r).        Letter Agreement dated December 15, 1993, between NGC and registrant.
                          Incorporated by reference to Exhibit A to NGC's Proxy Statement dated
                          February 16, 1994.

          10(s).        Consultation Agreement dated as of October 31, 1993 between registrant,
                          NGC and Gordon R. Parker.

          10(t).        Amendment dated December 15, 1993 to the Pension Plan as amended and in effect on January 1, 1991.

          11.           Statement re Computation of Per Share Earnings.

          12.           Statement re Computation of Ratio of Earnings to Fixed Charges.

          21.           Subsidiaries of registrant.

          23.           Consent of Independent Public Accountants.

          24.           Power of Attorney.