Form 10-Q
period 1994-03-31
NEWMONT MINING CORP
filed 1994-05-09
CIK 71824

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                       or

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________


Commission File Number:    1-1153


                           NEWMONT MINING CORPORATION
             (Exact name of registrant as specified in its charter)



              Delaware                                          13-1806811
    -------------------------------               --------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer Identification No.)
     incorporation or organization)

 1700 Lincoln Street, Denver, Colorado                             80203
 -------------------------------------                             -----
(Address of principal executive offices)                         (Zip Code)

                                    303-863-7414
              (Registrant's telephone number, including area code)

  ___________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           (X) Yes    ( ) No

There were 85,911,342 shares of common stock outstanding on April 29, 1994.

Exhibit index is on page 16.

There are 20 pages included in this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                       Statements of Consolidated Income
                        (In thousands, except per share)
                                  (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                  -----------------------
                                                     1994          1993
                                                  ---------     ---------
Sales and other income
  Sales                                           $ 149,769     $ 136,178
  Dividends, interest and other                       1,838         6,678
                                                  ---------     ---------
                                                    151,607       142,856
                                                  ---------     ---------

Costs and expenses
  Costs applicable to sales                         (82,927)      (75,403)
  Depreciation, depletion and amortization          (22,906)      (28,178)
  Exploration                                       (11,554)       (9,978)
  General and administrative                         (8,896)       (8,845)
  Interest, net of capitalized interest
    of $4,749 in 1994 and $1,388 in 1993               (165)       (3,900)
  Other                                              (1,935)         (294)
                                                  ---------     ---------
                                                   (128,383)     (126,598)
                                                  ---------     ---------

Equity in income (loss) of affiliated
  companies                                           1,460          (143)
                                                  ---------     ---------

Pretax income before cumulative effect
  of change in accounting principle                  24,684        16,115

Income tax provision                                   (965)       (1,379)

Minority interest in income of Newmont Gold
  Company                                            (2,130)       (2,182)
                                                  ---------     ---------

Income before cumulative effect of change
  in accounting principle                            21,589        12,554

Cumulative effect of change in accounting
  principle                                            -           38,470
                                                  ---------     ---------

Net income                                           21,589        51,024

Preferred stock dividends                            (3,953)       (4,051)
                                                  ---------     ---------
Net income applicable to common shares            $  17,636     $  46,973
                                                  =========     =========

Income per common share:
  Income before cumulative effect of change
    in accounting principle                       $    0.20     $    0.10
  Cumulative effect of change in accounting
    principle                                           -            0.45
                                                  ---------     ---------
Net income per common share                       $    0.20     $    0.55
                                                  =========     =========

Weighted average number of shares of common
  stock and common stock equivalents outstanding     86,138        85,128

Cash dividends declared per common share          $    0.12     $    0.12

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                                                 March 31,    December 31,
                                                   1994           1993
                                               ------------   ------------
Assets
  Cash and cash equivalents                    $   37,476      $   69,750
  Short-term investments                           19,008          18,709
  Inventories                                     113,475         122,246
  Other                                            20,915          18,259
                                               ----------      ----------

      Current assets                              190,874         228,964

  Property, plant and mine development, net       865,891         794,530
  Other                                           171,498         162,916
                                               ----------      ----------

      Total assets                             $1,228,263      $1,186,410
                                               ==========      ==========

Liabilities
  Short-term debt                              $   15,739      $   15,739
  Accounts payable                                 18,676          17,937
  Accrued income taxes                             11,328           2,143
  Other accrued liabilities                        71,063          74,215
                                               ----------      ----------
      Current liabilities                         116,806         110,034

  Long-term debt                                  219,500         192,000
  Reclamation liabilities                          70,265          71,093
  Other long-term liabilities                      90,438          92,040
                                               ----------      ----------

      Total liabilities                           497,009         465,167
                                               ----------      ----------

Minority interest in Newmont Gold Company          77,246          91,411
                                               ----------      ----------

Contingencies

Stockholders' Equity
  Preferred stock                                  14,375          14,375
  Common stock                                    137,458         137,274
  Capital in excess of par value                  295,635         293,031
  Retained earnings                               206,540         185,152
                                               ----------      ----------

    Total stockholders' equity                    654,008         629,832
                                               ----------      ----------

    Total liabilities and stockholders'
      equity                                   $1,228,263      $1,186,410
                                               ==========      ==========

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                     Statements of Consolidated Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                       1994          1993
                                                     --------      --------
Operating activities:
  Net income                                         $ 21,589      $ 51,024
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization         22,906        28,178
      Minority interest                                 2,130         2,182
      Undistributed (earnings) losses of
        affiliates                                     (1,460)          143
      Deferred taxes                                   (8,220)      (36,401)
      Debt repayment at less than monetized amount       -           (6,302)
                                                     --------      --------
                                                       36,945        38,824
      (Increase) decrease in operating assets:
        Inventories                                     8,577       (10,579)
        Other assets                                     (376)       (8,527)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses          (8,880)      (10,212)
        Accrued income taxes                            9,185         6,969
        Other liabilities                               1,584           328
      Other operating                                     173           104
                                                    ---------      --------

Net cash provided by operating activities              47,208        16,907
                                                    ---------      --------

Investing activities:
  Additions to property, plant and mine
    development                                       (94,805)      (54,743)
  Proceeds from maturities of short-term
    investments                                         6,462         3,732
  Purchase of short-term investments                   (6,666)       (4,124)
  Other                                                  (492)       (3,715)
                                                    ---------      --------
Net cash used in investing activities                 (95,501)      (58,850)
                                                    ---------      --------

Financing activities:
  Proceeds from long-term borrowings                   27,500        15,000
  Repayments of long-term borrowings                     -          (21,746)
  Proceeds from issuance of common stock                2,789           406
  Dividends paid on preferred stock                    (3,953)       (5,095)
  Dividends paid on common stock                      (10,317)      (10,223)
                                                    ---------      --------
Net cash provided by (used in) financing
  activities                                           16,019       (21,658)
                                                    ---------      --------

Net decrease in cash and cash equivalents             (32,274)      (63,601)
Cash and cash equivalents at beginning of period       69,750       291,024
                                                    ---------      --------
Cash and cash equivalents at end of period          $  37,476      $227,423
                                                    =========      ========

Supplemental information:
  Interest paid, net of amounts capitalized of
    $4,749 in 1994 and $1,388 in 1993               $  (2,860)     $    851
  Income taxes refunded, net of amounts paid
    in 1993                                         $    -         $   (790)

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


(1)  Basis of Preparation of Financial Statements

         These unaudited interim financial statements of Newmont Mining Corporation and subsidiaries (collectively the "Corporation") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, so long as the statements are not misleading.

         In the opinion of management, these financial statements reflect all adjustments which are necessary to a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature except for a benefit to income of $38.5 million recognized in the first quarter of 1993 for the cumulative effect of a change in accounting principle effective January 1, 1993 for accounting for income taxes discussed in Item 8, Note 5 of the Corporation's Form 10-K for the year ended December 31, 1993. These interim financial statements should be read in conjunction with the annual financial statements of the Corporation included in its 1993 annual report on Form 10-K.

         All share and per share information has been restated to reflect a
1.2481 to 1 share stock split declared March 21, 1994.

         Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)      Transaction with Newmont Gold Company

         Effective January 1, 1994, Newmont Gold Company ("NGC"), the principal operating subsidiary of the Corporation, acquired essentially all the Corporation's non-NGC assets and assumed essentially all of the Corporation's non-NGC liabilities in a tax-free transaction. As part of the transaction, the Corporation transferred 8,649,899 shares of NGC stock to NGC, reducing the Corporation's interest in NGC to 89.2% from 90.1%. The result of the transaction is that the common shareholders of both entities have interests in the same assets and liabilities. Furthermore, the Corporation declared a
1.2481 shares to 1 share stock split on March 21, 1994 which will result in future per share earnings of the two entities being comparable.

         The transfer of assets, NGC common stock and liabilities to NGC was recorded at historical cost as the transaction was between entities under common control. As a result of the transaction, consolidated retained earnings increased approximately $14 million and the minority interest in NGC decreased by a like amount due to net liabilities with a historical cost of approximately $200 million being transferred to NGC, offset partially by the Corporation's decrease in ownership of NGC.


(3)  Inventories

                                         March 31,    December 31,
                                           1994           1993
                                       -------------  ------------
                                             (In thousands)
     Current:
       Ore and in-process                 $ 56,283       $ 55,874
       Precious metals                      28,494         38,090
       Materials and supplies               26,317         25,907
       Other                                 2,381          2,375
                                          --------       --------
                                          $113,475       $122,246
                                          ========       ========
     Non-current:
       Ore in stockpiles (included
         in other assets)                 $ 40,400       $ 40,206
                                          ========       ========


(4)  Contingencies

         The Corporation is involved in several matters concerning environmental obligations primarily associated with former mining activities. Based upon the Corporation's best estimate of its liability for these matters, $61.6 million and $62.7 million were accrued at March 31, 1994 and December 31, 1993, respectively, excluding $17.1 million and $16.8 million also accrued at March 31, 1994 and December 31, 1993, respectively, for reclamation costs relating to currently producing mineral properties. The amounts are included in reclamation liabilities and other current liabilities on the balance sheets for the respective periods. Depending upon the ultimate resolution of these matters, the Corporation believes that it is reasonably possible that the liability for these matters could be as much as 60% greater or 20% lower than the amount accrued at March 31, 1994.

         The Corporation has recorded long-term receivables from third parties, primarily insurance companies, of $39.2 million at both March 31, 1994 and December 31, 1993 for both a portion of the costs previously expended and for the future liabilities estimated in connection with these matters. These amounts are considerably less than what the Corporation has or will claim from the insurance carriers. Substantially all of this amount is contested by the insurance companies involved. The Corporation is negotiating with some of its insurance carriers for past and future costs relating to certain of these matters. The insurance carriers have reserved their rights or disclaimed liability under their respective policies, and certain carriers have commenced declaratory judgement actions seeking to avoid coverage. The Corporation has commenced litigation seeking coverage from certain carriers. Although the Corporation cannot reasonably predict the outcome of these actions, it is nevertheless management's opinion that a substantial recovery of claimed costs will be made from the insurance carriers. The total receivables recognized represent the reasonably probable amount the Corporation expects to receive based upon its discussions with counsel.

         The following is a discussion of the environmental obligations as of March 31, 1994.

Idarado Mining Company ("Idarado") - 80.1% owned by NGC

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

Resurrection Mining Company ("Resurrection") - 100% owned by NGC

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

         The EPA divided the remedial work into two phases. Phase I addresses a drainage and access tunnel owned by the joint venture - the Yak Tunnel. Phase II addresses the remainder of the site.

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

         In October 1993, Resurrection paid $4.4 million for its share of past response costs through January 1991 for the United States and through January 1992 for the State.

         The EPA has not yet completed work to define a remedy for Phase II and thus has not published a current estimate of the costs of such remedial action. Accordingly, the Corporation cannot yet determine the full extent or cost of remedial action which will be required under Phase II. Moreover, in addition to costs of remedial action, the governments will seek to recover past and future response costs to be incurred at the site and may seek to recover for damages to natural resources. The case currently involves other solvent defendant corporations. The allocation of costs and damages incurred or to be incurred at the site among those defendants, if any such allocation is to be made, cannot be determined at this time.

         Although the ultimate amount of total costs and Resurrection's and the Corporation's exposure for such costs for Phase I and Phase II cannot be presently determined, the Corporation's best estimate of its potential exposure for these costs is included in the gross liability for these matters, previously discussed.

Dawn Mining Company ("Dawn") - 51% owned by NGC

         Dawn leased a currently inactive open-pit uranium mine on the Spokane Indian Reservation in the State of Washington ("State"). The mine is subject to regulation by agencies of the United States Department of Interior, the Bureau of Indian Affairs and the Bureau of Land Management, as well as the EPA. Dawn also owns a nearby uranium millsite facility.

         In 1991, Dawn's lease was formally terminated. As a result, Dawn was required to file a formal reclamation plan. Dawn does not have sufficient funds to pay for such a reclamation plan or to pay for the closure of its mill. Dawn proposed to the State a mill closure plan which could potentially generate the necessary funds to reclaim the mine and the mill. The State notified Dawn that the proposed plan was not the State's preferred alternative and was not consistent with certain policy considerations of the State. At March 31, 1994, Dawn was in the process of revising its proposed mill closure plan so as to meet these State concerns. The Corporation's best estimate for the future costs related to these matters is included in the gross liability for environmental matters, previously discussed.

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


(5)      Supplementary Data

         The ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the quarter ended March 31, 1994 were 4.7 and 2.6, respectively. The Corporation guarantees certain third party debt which had total interest obligations of $0.2 million for the quarter ended March 31, 1994. The Corporation has not been required to pay any interest on these obligations in the past, nor does it expect to have to pay any amounts with respect to such debt in the future. Therefore, such amounts have not been included in the ratio of earnings to fixed charges or the ratio of earnings to combined fixed charges and preferred stock dividends.

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

         As discussed in Note 2 of Item 1, effective January 1, 1994, Newmont Gold Company ("NGC"), the principal producing operating subsidiary of Newmont Mining Corporation ("NMC"), acquired essentially all of the NMC corporate assets (except for approximately 86 million shares of common stock of NGC held by NMC) and assumed essentially all the NMC corporate liabilities which it did not already own or have an interest. In that the transaction occurred within NMC's consolidated group, it will have minimal impact on consolidated results of operations, liquidity and capital resources. NMC's consolidated group is referred to hereafter as the "Corporation".

         In conjunction with the transaction with NGC, NMC declared a 1.2481 to 1 share stock split to equate the NMC's outstanding shares to the shares it holds in NGC. All share and per share information has been restated for the stock split. The following discussion summarizes the Corporation's results of operations for the quarter ended March 31, 1994 and 1993 and changes in its financial condition from December 31, 1993. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Corporation's 1993 annual report on Form 10-K.

RESULTS OF OPERATIONS

         The Corporation earned $21.6 million, or $0.20 per share, in the first quarter of 1994 compared with $12.5 million, or $0.10 per share, of income before the cumulative effect of a change in accounting principle in the first quarter of 1993. The increase in income is almost entirely attributable to increased gold price realizations. In the 1993 first quarter the Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which resulted in a benefit of $38.5 million, or $0.45 per share, for the cumulative effect of a change in accounting principle. This resulted in total net income for the first quarter of 1993 of $51.0 million, or $0.55 per share.

         During the first quarter of 1994, consolidated gold sales were 389,700 ounces at an average price of $384 per ounce compared to 391,400 ounces at an average price of $348 per ounce in the first quarter of 1993. The $36 per ounce increase in average price between the quarters increased sales revenues approximately $14.2 million, which more than offset a $0.6 million decrease due to the slight decline in production.

         The Corporation expects to cease operating its original Mill No. 1 facility at its Carlin, Nevada operations during the second quarter of 1994. This mill has for many years processed refractory ores. Beginning in the third quarter 1994, all refractory ore will now be processed by the Corporation's new refractory ore treatment plant. Mill No. 1 produced only 6,000 ounces in the first quarter of 1994, so its shutdown will not have a material impact on the Corporation's production. The Corporation still expects to produce approximately 1.6 million ounces in 1994.

         The Corporation's costs applicable to sales increased in aggregate and on a per ounce of gold sold basis in the first quarter of 1994 compared to the first quarter of 1993. The following table summarizes the significant components of these costs per ounce of gold sold:

                                   Three Months Ended
                                         March 31,
                                   ------------------
                                    1994        1993
                                    ----        ----
     Production costs               $182        $158
     Royalties                        24          31
     Other                             6           4
                                    ----        ----
                                    $212        $193
                                    ====        ====


         In the aggregate, production costs increased approximately $9.5 million in the first quarter of 1994 from the first quarter of 1993, in addition to increasing $24 per ounce of production. These increases are a result of processing higher cost ore and are in line with the Corporation's expectations of higher costs being incurred in 1994. Contributing to the lower costs in the 1993 period was the processing of ore previously mined for the Corporation at no cost by Barrick Goldstrike Mines, Inc. The production cost increases were partially offset by a decrease in royalties of approximately $2.5 million, or $7 per ounce of gold sold. The decreases were due to treating less royalty-burdened ore in the 1994 first quarter than the 1993 first quarter.

         During the 1994 first quarter the Corporation capitalized $6.7 million, or $17 per ounce of production, of mining costs associated with the Post deposit. This compares to $4.5 million, or $12 per ounce of production, in the 1993 first quarter. The increases are attributable to more tons mined in the 1994 first quarter. These per ounce costs, in conjunction with the per ounce costs applicable to sales, resulted in total cash costs per ounce of production of $229 in the first quarter of 1994 compared to $205 in the first quarter of 1993.

         Depreciation, depletion and amortization decreased $5.3 million in the 1994 first quarter. Approximately $1.8 million of this decrease was due to lower estimated future depletable dewatering costs in the 1994 first quarter than in the 1993 first quarter. Such estimated costs in the first quarter of 1994 are comparable with the estimated costs used during the last three quarters of 1993. Another $1.5 million of the decrease is due to a change in estimated useful lives of certain depreciable assets effective July 1, 1993. The remaining first quarter decrease is primarily due to facilities that became either fully depreciated or placed on stand-by status during 1993 and thus no comparable depreciation was taken in 1994.

         First quarter 1994 exploration expense increased approximately $1.6 million from the 1993 quarter primarily due to exploration efforts in Nevada being hampered by weather problems during the first quarter of 1993. Exploration expense levels are expected to further increase over the balance of 1994.

         Although general and administrative expense was comparable between the first quarters of 1993 and 1994, it is expected to increase over the balance of the year due to the Corporation's expanding international projects.

         Net interest expense decreased in the first quarter of 1994 due to almost all interest costs being capitalized as a result of major construction projects in Nevada, primarily the $300 million refractory ore treatment plant, and a $150 million leaching operation in Uzbekistan, in which the Corporation is a 50% participant. The refractory ore treatment plant is expected to be completed in mid-summer 1994, and the Uzbekistan project is expected to be completed in early 1995.

         Equity income is a result of the Corporation's consolidated 38% interest in Minera Yanacocha S.A. ("Minera Yanacocha"), a Peruvian corporation, which commenced gold production in August 1993. Minera Yanacocha produced approximately 46,000 ounces in the first quarter of 1994 (approximately 17,500 ounces attributable to the Corporation's interest) and expects to produce 220,000 ounces for the year (approximately 84,000 ounces attributable to the Corporation's interest).

         The effective tax rate was approximately 4% in the first quarter of 1994 compared to approximately 9% in the first quarter of 1993. Both years' effective rates are low as a result of the estimated amount of percentage depletion for each year being a high proportion of estimated pretax financial income for each year.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 1994, the Corporation's capital expenditures were $94.8 million and $14.3 million in dividends were paid. Cash flow from operating activities was $47.2 million. The shortfall in cash was partially funded by proceeds from $27.5 million of project financing debt related to construction of the Uzbekistan leaching project, and the balance from using available cash balances. Of the first quarter 1994 capital expenditures, approximately $12.8 million was spent on the Uzbekistan project and approximately $42.0 million was spent on the refractory ore treatment plant at the Corporation's Carlin, Nevada operations.

         As stated in the Management's Discussion and Analysis in the Corporation's 1993 annual report on Form 10-K, available cash balances and cash flow from operating activities will not be sufficient to cover an expected $400 million in capital expenditures in 1994. The short-fall is expected to be funded with borrowings. In addition to the project financing for the

Uzbekistan project, which will provide an additional $25 million for the Corporation's share of capital costs, the Corporation has a $280 million revolving credit facility and expects to have $150 million available under a medium-term note program. The Corporation believes these facilities provide adequate liquidity to finance the Corporation's capital investment programs. However, the Corporation continuously monitors capital markets and may utilize alternative sources of funds available to it. The Corporation expects to fund maturities of its debt through operating cash flow and/or by refinancing the debt as it becomes due.

         The decrease in minority interest in subsidiaries is a result of the transaction with NGC. In that approximately $200 million of net liabilities were assumed by NGC, this decreased the minority interest by approximately $20 million. This decrease was partially offset by the minority interest in NGC increasing from 9.9% to 10.8%. The net decrease was offset by a like increase to retained earnings.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     11   - Statement re Computation of Per Share Earnings.
     12.1 - Statement re Computation of Ratio of Earnings to Fixed
                Charges.
     12.2 - Statement re Computation of Ratios of Earnings to
                Combined Fixed Charges and Preferred Stock Dividends.


(b)  Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter ended March 31, 1994.

                                   SIGNATURES





       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 NEWMONT MINING CORPORATION
                                         (Registrant)





Date:  May 9, 1994               /s/  WAYNE W. MURDY
                                 -------------------------------------
                                 Wayne W. Murdy
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer)




Date:  May 9, 1994               /s/  GARY E. FARMAR
                                 -------------------------------------
                                 Gary E. Farmar
                                 Vice President and Controller
                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX



                                                                      Page
                                                                      ----
Exhibit 11   - Statement re Computation of Per Share Earnings        17-18

Exhibit 12.1 - Statement re Computation of Ratios of Earnings          19
                  to Fixed Charges

Exhibit 12.2 - Statement re Computation of Ratios of Earnings          20
                  to Combined Fixed Charges and Preferred Stock
                  Dividends