Form 10-Q
period 1994-06-30
NEWMONT MINING CORP
filed 1994-08-12
CIK 71824

PAGE  1
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-Q
(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 1994

                                      or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

Commission File Number:  1-1153


                          NEWMONT MINING CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                13-1806811
- - -------------------------------      -----------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)


 1700 Lincoln Street, Denver, Colorado                         80203
- - ---------------------------------------                      ---------
(Address of principal executive offices)                     (Zip Code)

                                   303-863-7414
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


- - ---------------------------------------------------------------------
(Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       (X) Yes    ( ) No

There were 85,948,906 shares of common stock outstanding on July 29, 1994.

Exhibit index is on page 18.

There are 22 pages included in this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 NEWMONT MINING CORPORATION AND SUBSIDIARIES
                      Statements of Consolidated Income
                       (In thousands, except per share)
                                 (Unaudited)

                                                       Three Months Ended
                                                            June 30,
                                                    ----------------------
                                                       1994         1993
                                                    ---------    ---------
Sales and other income
  Sales                                             $ 139,337    $ 156,286
  Gain on sale of securities                               -        29,607
  Dividends, interest and other                         1,789        3,473
                                                    ---------    ---------
                                                      141,126      189,366
                                                    ---------    ---------
Costs and expenses
  Costs applicable to sales                           (72,849)     (81,683)
  Depreciation, depletion and amortization            (21,186)     (27,778)
  Exploration                                         (16,648)     (12,162)
  General and administrative                          (12,501)      (7,769)
  Interest, net of capitalized interest of
    $5,531 in 1994 and $1,671 in 1993                    (433)      (3,588)
  Other                                               (28,910)      (1,793)
                                                    ---------    ---------
                                                     (152,527)    (134,773)
                                                    ---------    ---------
Equity in income (loss) of affiliated companies         3,641       (1,309)
                                                    ---------    ---------
Income (loss) before income taxes                      (7,760)      53,284
Income tax (provision) benefit                         26,697      (10,968)
Minority interest in income of Newmont Gold
  Company                                              (1,613)      (2,779)
                                                    ---------    ---------
Net income                                             17,324       39,537

Preferred stock dividends                              (3,953)      (3,909)
                                                    ---------    ---------
Net income applicable to common shares              $  13,371    $  35,628
                                                    =========    =========
Net income per common share                         $    0.16    $    0.42
                                                    =========    =========
Weighted average number of shares of common
  stock and common stock equivalents outstanding       86,127       85,446

Cash dividends declared per common share            $    0.12    $    0.12


PAGE  3
                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                       Statements of Consolidated Income
                        (In thousands, except per share)
                                  (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                     ---------------------
                                                        1994       1993
                                                     ---------   ---------
Sales and other income
  Sales                                              $ 289,106   $ 292,464
  Gain on sale of securities                              -         29,607
  Dividends, interest and other                          3,628      10,151
                                                     ---------   ---------
                                                       292,734     332,222
                                                     ---------   ---------
Costs and expenses
  Costs applicable to sales                           (155,776)   (157,086)
  Depreciation, depletion and amortization             (44,092)    (55,956)
  Exploration                                          (28,203)    (22,140)
  General and administrative                           (21,397)    (16,614)
  Interest, net of capitalized interest of
    $10,281 in 1994 and $3,059 in 1993                    (598)     (7,488)
  Other                                                (30,845)     (2,085)
                                                     ---------   ---------
                                                      (280,911)   (261,369)
                                                     ---------   ---------
Equity in income (loss) of affiliated companies          5,101      (1,453)
                                                     ---------   ---------
Income before income taxes and cumulative effect
  of change in accounting principle                     16,924      69,400
Income tax (provision) benefit                          25,732     (12,347)
Minority interest in income of Newmont Gold Company     (3,743)     (4,962)
                                                     ---------   ---------
Income before cumulative effect of change in
  accounting principle                                  38,913      52,091
Cumulative effect of change in accounting
  principle                                               -         38,470
                                                     ---------   ---------
Net income                                              38,913      90,561

Preferred stock dividends                               (7,906)     (7,960)
                                                     ---------   ---------
Net income applicable to common shares               $  31,007   $  82,601
                                                     =========   =========
Income per share:
  Income before cumulative effect of change
    in accounting principle                          $    0.36   $    0.52
  Cumulative effect of change in accounting
    principle                                             -           0.45
                                                     ---------   ---------
Net income per share                                 $    0.36   $    0.97
                                                     =========   =========
Weighted average number of shares of common stock
  and common stock equivalents outstanding              86,125      85,243
Dividends declared per common share                  $    0.24   $    0.24


                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In thousands)
                                  (Unaudited)


                                                  June 30,     December 31,
                                                    1994           1993
                                                ----------      ----------
Assets
  Cash and cash equivalents                     $   31,045      $   69,750
  Short-term investments                            14,315          18,709
  Inventories                                      129,826         122,246
  Other                                             35,455          18,259
                                                ----------      ----------
      Current assets                               210,641         228,964

  Property, plant and mine development, net        961,390         794,530
  Other                                            154,592         162,916
                                                ----------      ----------
      Total assets                              $1,326,623      $1,186,410
                                                ==========      ==========

Liabilities
  Short-term debt                               $   15,739      $   15,739
  Accounts payable                                  20,914          17,937
  Accrued income taxes                               8,059           2,143
  Other accrued liabilities                         86,910          74,215
                                                ----------      ----------
      Current liabilities                          131,622         110,034

  Long-term debt                                   314,500         192,000
  Reclamation liabilities                           71,537          71,093
  Other long-term liabilities                       72,320          92,040
                                                ----------      ----------
      Total liabilities                            589,979         465,167
                                                ----------      ----------
Minority interest in Newmont Gold Company           77,793          91,411
                                                ----------      ----------
Contingencies

Stockholders' Equity
  Preferred stock                                   14,375          14,375
  Common stock                                     137,517         137,274
  Capital in excess of par value                   297,716         293,031
  Retained earnings                                209,243         185,152
                                                ----------      ----------
    Total stockholders' equity                     658,851         629,832
                                                ----------      ----------
    Total liabilities and stockholders'
      equity                                    $1,326,623      $1,186,410
                                                ==========      ==========


PAGE  5
                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                     Statements of Consolidated Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                     ---------------------
                                                        1994        1993
                                                     ---------   ---------
Operating activities:
  Net income                                          $ 38,913   $  90,561
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization          44,092      55,956
      Minority interest, net of dividends                1,256       4,962
      Undistributed (earnings) losses of affiliates     (5,066)      1,453
      Deferred taxes                                   (28,284)    (53,162)
      Debt repayment at less than monetized amount        -        (12,334)
      Gain on sale of affiliate shares                    -        (29,607)
                                                     ---------   ---------
                                                        50,911      57,829
      (Increase) decrease in operating assets:
        Inventories                                     (4,877)    (24,831)
        Other assets                                    22,361      (4,162)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses           (2,882)     (7,857)
        Accrued income taxes                            (9,904)      8,703
        Other liabilities                                  550       5,230
      Other operating                                       74         438
                                                     ---------   ---------
Net cash provided by operating activities               56,233      35,350
                                                     ---------   ---------
Investing activities:
  Additions to property, plant and mine development   (198,225)   (102,359)
  Proceeds from sale of securities                        -         66,978
  Other                                                  4,580      (9,886)
                                                     ---------   ---------
Net cash used in investing activities                 (193,645)    (45,267)
                                                     ---------   ---------

Financing activities:
  Proceeds from long-term borrowings                   122,500      15,000
  Repayments of long-term borrowings                      -        (43,765)
  Proceeds from issuance of common stock                 4,926       4,958
  Dividends paid on common stock                       (20,813)    (20,460)
  Dividends paid on preferred stock                     (7,906)     (9,047)
                                                     ---------   ---------
Net cash provided by (used in) financing
  activities                                            98,707     (53,314)
                                                     ---------   ---------

Net decrease in cash and cash equivalents              (38,705)    (63,231)
Cash and cash equivalents at beginning of period        69,750     291,024
                                                     ---------   ---------
Cash and cash equivalents at end of period           $  31,045   $ 227,793
                                                     =========   =========


                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                     Statements of Consolidated Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                     ---------------------
                                                       1994         1993
                                                     --------     --------
Supplemental information:
  Interest paid, net of amounts capitalized of
    $10,281 in 1994 and $3,059 in 1993               $   (937)    $  7,205
  Income taxes paid                                  $ 12,057     $ 19,700


PAGE  7
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

         In the opinion of management, these financial statements reflect all adjustments which are necessary to a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature except for the following: (1) During the quarter and six months ended June 30, 1994, a charge of $27.1 million related to environmental obligations associated with former mining activities as discussed in Note 4 herein; (2) during the quarter and six months ended June 30, 1994, an income tax benefit of $16.2 million resulting from the resolution of certain tax issues associated with prior years; and (3) in the six months ended June 30, 1993, a benefit to income of $38.5 million for the cumulative effect of a change in accounting principle effective January 1, 1993 for accounting for income taxes as discussed in Item 8, Note 5 of the Corporation's Form 10-K for the year ended December 31, 1993. These interim financial statements should be read in conjunction with the annual financial statements of the Corporation included in its 1993 annual report on Form 10-K.

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

         The transfer of assets, NGC common stock and liabilities to NGC was recorded at historical cost as the transaction was between entities under common control. As a result of the transaction, consolidated retained earnings increased approximately $14 million and the minority interest in NGC decreased by a like amount due to net liabilities with a historical cost of approximately $202 million being transferred to NGC, offset partially by the Corporation's decrease in ownership of NGC.

PAGE  8
(3)      Inventories

         Inventories consist of the following:

                                                 June 30,     December 31,
                                                   1994           1993
                                               ------------   ------------
                                                     (In thousands)
     Current:
       Ore and in-process                         $ 64,070       $ 55,874
       Precious metals                              36,815         38,090
       Materials and supplies                       26,567         25,907
       Other                                         2,374          2,375
                                                  --------       --------
                                                  $129,826       $122,246
                                                  --------       --------
     Non-current:
       Ore in stockpiles (included
         in other assets)                         $ 37,503       $ 40,206
                                                  --------       --------


(4)      Contingencies

         The Corporation is involved in several matters concerning environmental obligations primarily associated with former mining activities. Based upon the Corporation's best estimate of its liability for these matters, $66.3 million was accrued at June 30, 1994, excluding $18.1 million also accrued for reclamation costs relating to currently producing mineral properties. The amounts are included in reclamation liabilities and other current liabilities. The $66.3 million at June 30, 1994 includes a charge of $7.1 million taken in the second quarter of 1994 as a result of the Corporation revising its estimate of the costs associated with these matters. Depending upon the ultimate resolution of these matters, the Corporation believes that it is reasonably possible that the liability for these matters could be as much as 65% greater or 15% lower than the amount accrued at June 30, 1994.

         The Corporation has recorded net long-term receivables from insurance companies of approximately $17 million at June 30, 1994 for both a portion of the costs previously expended and for estimated future costs associated with environmental obligations covered by insurance policies associated with former mining activities. This amount is substantially less than what the Corporation has or will claim from the insurance carriers. All of the claims are contested by the insurance carriers. The Corporation has had and continues to have discussions with the insurance carriers regarding its claims. Certain of the insurance carriers have commenced declaratory judgment actions seeking to avoid coverage and the Corporation has commenced litigation seeking coverage from certain other carriers. As a result of the Corporation's counsels' recent review of the actions and the fact that settlement discussions with the insurance carriers have not progressed as quickly as had previously been expected, the Corporation provided a valuation allowance of $20 million in the second quarter of 1994. Although the Corporation cannot predict the outcome of the legal actions or assure receipt of the amounts recorded, the Corporation will continue to vigorously pursue recovery under the insurance policies and believes that it is reasonably possible that the ultimate amounts recovered will exceed the net receivable recorded as of June 30, 1994. The net receivable recorded at June 30, 1994 represents the probable amount the Corporation expects to receive based upon its evaluation of the discussions with the insurance companies, its discussions with in-house and outside counsel regarding the merits of the

PAGE  9
various claims made and defenses raised, its interpretation of the insurance policies and its factual investigation of the issues.

         The following is a discussion of the environmental obligations associated with former mining activities as of June 30, 1994.

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

Resurrection Mining Company ("Resurrection") - 100% owned by NGC

         In 1983, the State of Colorado ("State") filed a lawsuit under the Superfund Act which involves a joint venture mining operation near Leadville, Colorado in which Resurrection is a joint venturer. This action was subsequently consolidated with a lawsuit filed by the United States Environmental Protection Agency ("EPA") in 1986. The EPA is taking the lead role on cleanup issues and the matters are now proceeding principally through the administrative processes of CERCLA, rather than through the court action. The proceedings seek to compel the defendants to remediate the impacts of pre-existing mining activities which the government agencies claim are causing substantial environmental problems in the area. The mining operations of the joint venture are operated by ASARCO, the other joint venturer. The governments have made the Corporation, Resurrection, the joint venture and ASARCO defendants in the proceedings. They are also proceeding against other companies with interests in the area.

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

         The EPA has not yet completed work to define a remedy for Phase II and thus has not published a current estimate of the costs of such remedial action. Accordingly, the Corporation cannot yet determine the full extent or cost of remedial action which will be required under Phase II. Moreover, in addition to costs of remedial action, the government agencies will seek to recover past and future response costs to be incurred at the site and may seek to recover for damages to natural resources. The parties have entered into a consent decree with respect to Phase II which apportions liabilities and responsibilities for the site among the various parties. The consent decree has been lodged with the court but has not yet been entered by the court. The consent decree will not be final and binding until entered by the court.

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

         In 1991, Dawn's lease was formally terminated. As a result, Dawn was required to file a formal reclamation plan. Dawn does not have sufficient funds to pay for such a reclamation plan or to pay for the closure of its mill. Dawn proposed to the State a mill closure plan which could potentially generate the necessary funds to reclaim the mine and the mill. The State notified Dawn that the proposed plan was not the State's preferred alternative and was not consistent with certain policy considerations of the State. Dawn has submitted a revised mill closure plan to address the State's concerns. The State has not yet acted on the revised proposed plan. The Corporation's best estimate for the future costs related to these matters is included in the gross liability for environmental matters, previously discussed.

         The Department of Interior previously notified Dawn that when the lease was terminated, it would seek to hold Dawn and the Corporation (as Dawn's then 51% owner) liable for any costs incurred as a result of Dawn's failure to comply with the lease and applicable regulations. The Corporation would vigorously contest any such claims. The Corporation cannot reasonably predict the likelihood or outcome of any future action against Dawn or the Corporation arising from this matter.

(5)      Supplementary Data

         The ratio of earnings to fixed charges for the six months ended June 30, 1994 was 1.2. The ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 1994 was less than 1.0:1 due to the $27.1 million of non-cash charges related to environmental obligations discussed in Note 4. The amount of the coverage deficiency was $5.8 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         As discussed in Note 2 of Item 1, effective January 1, 1994, Newmont Gold Company ("NGC"), the principal producing operating subsidiary of Newmont Mining Corporation ("NMC"), acquired essentially all of the NMC corporate assets (except for approximately 86 million shares of common stock of NGC held by NMC) and assumed essentially all of the NMC corporate liabilities which it did not already own or have an interest. In that the transaction occurred within NMC's consolidated group, it had minimal impact on consolidated results of operations, liquidity and capital resources. NMC's consolidated group is referred to hereafter as the "Corporation".

         In conjunction with the transaction with NGC, NMC declared a 1.2481 to 1 share stock split to equate NMC's outstanding shares to the shares it holds in NGC. All share and per share information has been restated for the stock split. The following discussion summarizes the Corporation's results of operations for the quarters and six month periods ended June 30, 1994 and 1993 and changes in financial condition from December 31, 1993 to June 30, 1994, as well as the impacts of the transaction with NMC. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Corporation's 1993 annual report on Form 10-K.

RESULTS OF OPERATIONS

         The Corporation earned $17.3 million, or $0.16 per share, and $38.9 million, or $0.36 per share, in the quarter and six months ended June 30, 1994, respectively, compared with $39.5 million, or $0.42 per share, and $90.6 million, or $0.97 per share, in the respective 1993 periods. The 1994 periods include a tax benefit of $16.2 million resulting from the resolution of certain tax issues associated with prior years and $27.1 million of charges ($17.6 million after-tax) associated with environmental obligations discussed in Note 4 of Item 1, which together net to a charge of $0.01 per share on an after-tax basis after considering NGC's minority interest. The 1993 periods included a gain of $29.6 million, or $19.3 million and $0.22 per share after-tax, on the sale of an investment in Newcrest Mining Limited, a former subsidiary of NMC. In addition, the six months ended June 30, 1993 included a benefit of $38.5 million, or $0.45 per share, for the cumulative effect of a change in accounting principle for income taxes. Earnings for the 1994 periods were impacted by anticipated lower gold production.

         Sales revenue decreased $17.0 million, or 11%, for the second quarter of 1994 compared to the same quarter of 1993 and decreased $3.4 million, or 1%, for the first six months of 1994 compared to 1993. The following table shows the impact of price and quantity variances between the periods on sales revenues (in millions):

                                  1994 Compared to 1993
                                 ----------------------
                                  Second      First Six
                                  Quarter       Months
                                 ---------    ---------
Changes in sales revenues
  due to change in:
    Average sales price           $  2.0       $ 15.5
    Quantity sold                  (19.0)       (18.9)
                                  ------       ------
      Total decrease              $(17.0)      $ (3.4)
                                  ======       ======


         The following table reflects the gold ounces sold and average price for the respective periods:

                                      Second Quarter          Six Months
                                      Ended June 30,        Ended June 30,
                                    -----------------      --------------
                                     1994        1993       1994     1993
                                    -----       -----      -----    -----
Ounces sold (in thousands)          365.0       415.4      754.7    806.7

Average price
 per ounce                          $382        $376       $383     $362


         Production decreased in the 1994 periods as the Corporation began its transition to ready itself to process large quantities of refractory ore at its Carlin operations. In May 1994, the Corporation shut down its Mill No. 2 at Carlin to facilitate the incorporation of parts of this mill into the Corporation's new refractory ore treatment plant which will process high-grade refractory ore. This plant is expected to become operational by the end of the third quarter of 1994. The Corporation expects its total annual production to be 1.6 million ounces in 1994.

         The decrease in 1994 production attributable to sales revenues is partially offset by the Corporation's equity interest in Minera Yanacocha S.A. ("Yanacocha"), a 38% owned Peruvian corporation which commenced production in August 1993. Yanacocha sold 69,200 ounces, or 26,300 ounces to the Corporation's interest, and 114,800 ounces, or 43,600 ounces to the Corporation's interest, in the second quarter and first six months of 1994, respectively. These ounces were produced at an average operating cost, excluding depreciation, depletion and amortization, of $126 per ounce and $135 per ounce in the second quarter and first six months of 1994, respectively. The Corporation's equity income in the 1994 periods is a result of this investment.

         In 1993, the Corporation realized gold prices above average market prices due to a hedging program. No production in 1994 has been hedged.

         As a result of lower production, the Corporation's costs applicable to sales decreased in the aggregate in the 1994 periods, but increased on a per ounce of gold sold basis in the 1994 periods from the 1993 periods. The following table summarizes the significant components of these costs per ounce of gold sold:

                                   Three Months Ended    Six Months Ended
                                         June 30,             June 30,
                                   ------------------    ----------------
                                    1994        1993       1994     1993
                                    ----        ----       ----     ----
     Production costs               $172        $162       $177     $160
     Royalties                        21          28         23       29
     Other                             6           7          6        6
                                    ----        ----       ----     ----
                                    $199        $197       $206     $195
                                    ====        ====       ====     ====


         In the aggregate, production costs decreased approximately $4.1 million for the second quarter of 1994 compared to the second quarter of 1993. The decrease is due primarily to lower costs associated with mining and milling as a result of lower tons mined and milled. In the aggregate, production costs increased approximately $5.5 million for the six months ended June 30, 1994 compared to the same period of 1993. The increase is primarily the result of a larger increase in ore inventory in the 1993 period relative to 1994 ($14.8 million) and a greater reduction of in-process inventory in the 1994 period relative to 1993 ($2.1 million). These increases were partially offset by lower mining and milling costs as a result of lower tons mined and milled. The increased per ounce production costs are a result of processing higher cost ores in the 1994 periods due to higher waste-to-ore ratios and slightly lower grades.

         For the 1994 second quarter and six month period, royalty costs on an aggregate basis were $7.7 million and $17.2 million, respectively. This compares to royalty costs in the 1993 second quarter and six month period of $11.5 million and $23.6 million, respectively. Royalty costs on an aggregate and per ounce basis were lower in the 1994 periods than the same periods in 1993 due to less royalty-burdened ore being treated in the 1994 periods.

         Depreciation, depletion and amortization decreased $6.6 million and $11.9 million in the 1994 second quarter and first six months, respectively, when compared to the same periods of 1993. Approximately $2.7 million of the decrease between quarters and $3.5 million of the decrease between the six month periods is the result of facilities that became either fully depreciated or placed on standby status and thus no comparable depreciation was taken in 1994 periods. Another $3.1 million and $4.6 million of the decrease in the 1994 quarter and six month period, respectively, was due to a change in estimated useful lives of certain depreciable assets effective July 1, 1993. In addition, $1.9 million of the decrease in the six month 1994 period is the result of lower estimated future dewatering costs.

         Exploration expense in the 1994 periods is up over the comparable 1993 periods as had been anticipated due to increased international exploration activity.

         Compared to the 1993 amounts, general and administrative expense increased by $4.7 million and $4.8 million in the second quarter and first six months of 1994, respectively, primarily due to the Corporation's expanding international activities.

         Net interest expense decreased during the second quarter and first six months of 1994 due to almost all interest costs for such periods being capitalized as a result of major construction projects at the Carlin operations, primarily the refractory ore treatment plant. The refractory ore treatment plant is expected to be operational by the end of the third quarter of 1994.

         Other expense increased $27.1 million and $28.8 million for the second quarter and first six months periods of 1994, respectively, over the same periods of 1993. In the 1994 second quarter, as discussed in Note 4 of Item 1, a valuation allowance of $20.0 million was made against long-term receivables from insurance companies for recoveries related to environmental obligations associated with former mining activities and a provision of $7.1 million was made for additional estimated environmental related costs associated with the same former mining activities. The Corporation recorded the valuation allowance after discussions with counsel reviewing the litigation with the insurance companies and due to the cases not progressing as quickly as previously expected. Nevertheless, the Corporation intends to vigorously pursue its claims against the insurance companies and believes it is reasonably possible that it will ultimately recover more than the approximate net $17 million receivable recorded at June 30, 1994, although there can be no assurance that this amount will be recovered. Due to the expectation that the actual cash payments for the environmental obligations will occur over a number of years and the Corporation cannot predict when it will receive insurance recoveries, the charge for the valuation allowance as well as additional environmental obligations are not expected to have any significant negative impact on the Corporation's liquidity. The Corporation continuously monitors and reviews its environmental obligations, and although the Corporation believes that it has adequately accrued for such costs, as additional facts become known, additional provisions may be required.

         In Oregon, a petition drive has placed an initiative on the ballot for the fall election which would require the back-filling of open pit gold mines. The Corporation's Grassy Mountain project is in Oregon and is expected to be an open pit mine. If the initiative is passed, it would be uneconomic to use an open pit to mine the current reserves.

         During the second quarter of 1994, the Corporation recognized a $16.2 million income tax benefit as a result of the resolution of certain tax issues associated with prior years. This, combined with a deferred tax benefit of approximately $9.5 million associated with the previously mentioned $27.1 million total charge associated with environmental obligations, resulted in the tax benefit for the second quarter and first six months of 1994. In addition, the benefits of percentage depletion result in a low effective tax rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 1994, the Corporation's capital expenditures were $198.2 million and cash flow from operating activities was $56.2 million. Other significant sources of cash during the period were $75.0 million of borrowings under the Corporation's revolving credit facility and $47.5 million of project financing debt related to construction of the Uzbekistan leaching project. Of the capital expenditures, $100.9 million was spent on the refractory ore treatment facility and $30.7 million was spent on the Uzbekistan project. In addition, the Corporation capitalized $16.9 million of mining costs associated with the Post deposit in Nevada. Due to the diverse waste-to-ore ratios of the deposit, costs are capitalized to the extent they do not relate to current production.

         As stated in the Management's Discussion and Analysis in the Corporation's 1993 annual report on Form 10-K, available cash balances and cash flow from operating activities will not be sufficient to cover an expected $400 million in capital expenditures in 1994. The Corporation has a $400 million revolving credit facility, of which $75 million was outstanding at June 30, 1994. The Corporation also expects to enter into a sale-leaseback transaction to finance the Carlin refractory ore treatment facility. The Corporation expects to raise approximately $340 million from this transaction and use a portion of the proceeds to pay down outstanding balances under its revolving credit facility. This transaction is expected to be consummated in the second half of 1994 and will be reflected as a financing transaction for financial statement purposes. The Corporation believes that this financing, in conjunction with its other sources of funding described above, provides adequate liquidity to finance the Corporation's capital investment programs. However, the Corporation continuously monitors capital markets and may utilize alternative sources of funds available to it. The Corporation expects to fund maturities of its debt through operating cash flow or by refinancing the debt as it becomes due, or both.

         For the first six months of 1994, the Corporation paid common stock dividends of $0.24 per share, or $20.8 million. In addition, the Corporation paid $7.9 million of preferred stock dividends.

         The decrease in minority interest in subsidiaries is a result of the transaction with NGC. In that approximately $202 million of net liabilities were assumed by NGC, this decreased the minority interest by approximately $21 million. This decrease was partially offset by the minority interest in NGC increasing from 9.9% to 10.8%. The net decrease was offset by a like increase to retained earnings.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         Registrant's annual meeting of stockholders was held on May 12, 1994.

         All nine directors nominated to serve as directors of Registrant were elected. The vote was as follows:

                                                               Broker
     Nominee                For      Withheld   Abstentions   Non-Votes
- - --------------------    ----------   --------   -----------   ---------
R. I. J. Agnew          57,615,809   367,759          0          0
J. P. Bolduc            57,771,126   212,442          0          0
R. C. Cambre            57,851,721   131,847          0          0
J. P. Flannery          57,846,614   136,954          0          0
T. A. Holmes            57,848,209   135,359          0          0
G. R. Parker            57,849,827   133,741          0          0
T. P. Philip            57,846,727   136,841          0          0
R. A. Plumbridge        57,604,303   379,265          0          0
W. I. M. Turner, Jr.    57,849,007   134,561          0          0

         The stockholders defeated a proposal that the Registrant report on the CERES principles for corporate environmental accountability. The vote was as follows:

     For                10,101,442
     Against            37,321,624
     Abstentions         2,307,586
     Broker non-votes    8,252,916

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

     11   - Statement re Computation of Per Share Earnings.

     12.1 - Statement re Computation of Ratio of Earnings to Fixed Charges.

     12.2 - Statement re Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.


(b)  Reports on Form 8-K:

         No reports were filed on Form 8-K during the quarter ended June 30, 1994.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        NEWMONT MINING CORPORATION
                                        (Registrant)



Date:  August 12, 1994                  /s/ Wayne W. Murdy
                                        Wayne W. Murdy
                                        Senior Vice President and
                                          Chief Financial Officer
                                        (Principal Financial Officer)




                                        /s/ Gary E. Farmar
                                        Gary E. Farmar
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX


                                                                      Page
                                                                     -----
Exhibit 11     - Statement re Computation of Per Share Earnings      19-20

Exhibit 12.1   - Statement re Computation of Ratios of Earnings         21
                 to Fixed Charges

Exhibit 12.2   - Statement re Computation of Ratios of Earnings         22
                 to Combined Fixed Charges and Preferred Stock
                 Dividends