Form 10-Q
period 1994-09-30
NEWMONT MINING CORP
filed 1994-10-27
CIK 71824

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                 FORM 10-Q
(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1994

                                       or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    ---------------
Commission File Number:  1-1153


                            NEWMONT MINING CORPORATION
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     13-1806811
- - -----------------------------------      ---------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



 1700 Lincoln Street, Denver, Colorado                               80203
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 303-863-7414
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           (X) Yes    ( ) No

There were 86,044,258 shares of common stock outstanding on October 21, 1994.

Exhibit index is on page 19.

There are 225 pages included in this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                       Statements of Consolidated Income
                        (In thousands, except per share)
                                  (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                     ---------------------
                                                        1994         1993
                                                     ---------    --------
Sales and other income
  Sales                                             $  150,063    $176,665
  Dividends, interest and other                          6,772       4,819
                                                    ----------    --------
                                                       156,835     181,484
                                                    ----------    --------
Costs and expenses
  Costs applicable to sales                            (83,001)    (89,037)
  Depreciation, depletion and amortization             (24,192)    (27,238)
  Exploration                                          (19,523)    (15,686)
  General and administrative                           (10,485)     (8,935)
  Interest, net of capitalized interest of
    $6,609 in 1994 and $2,478 in 1993                     (307)     (2,820)
  Other                                                 (4,250)     (6,518)
                                                    ----------    --------
                                                      (141,758)   (150,234)
                                                    ----------    --------
Equity in income of affiliated companies                 5,991       1,527
                                                    ----------    --------
Income before income taxes                              21,068      32,777
Income tax (provision) benefit                           1,338      (2,993)
Minority interest in income of Newmont Gold
  Company                                               (1,982)     (4,126)
                                                    ----------    --------

Net income                                              20,424      25,658

Preferred stock dividends                               (3,953)     (3,953)
                                                    ----------    --------
Net income applicable to common shares              $   16,471      21,705
                                                    ==========    ========
Net income per common share                         $     0.19    $   0.25
                                                    ==========    ========

Weighted average number of shares of common
  stock and common stock equivalents outstanding        86,190      85,678

Cash dividends declared per common share            $     0.12    $   0.12

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                       Statements of Consolidated Income
                        (In thousands, except per share)
                                  (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                      --------------------
                                                        1994        1993
                                                      --------   ---------
Sales and other income
  Sales                                               $439,168   $ 469,130
  Gain on sale of securities                              -         29,607
  Dividends, interest and other                         10,401      14,970
                                                      --------   ---------
                                                       449,569     513,707
                                                      --------   ---------
Costs and expenses
  Costs applicable to sales                           (238,777)   (246,123)
  Depreciation, depletion and amortization             (68,284)    (83,194)
  Exploration                                          (47,726)    (37,826)
  General and administrative                           (31,882)    (25,549)
  Interest, net of capitalized interest of
    $16,890 in 1994 and $5,537 in 1993                    (905)    (10,308)
  Other                                                (35,095)     (8,604)
                                                      --------    --------
                                                      (422,669)   (411,604)
                                                      --------    --------

Equity in income of affiliated companies                11,093          74
                                                      --------    --------
Income before income taxes and cumulative effect
  of change in accounting principle                     37,993     102,177
Income tax (provision) benefit                          27,069     (15,340)
Minority interest in income of Newmont Gold Company     (5,725)     (9,088)
                                                      --------    --------
Income before cumulative effect of change in
  accounting principle                                  59,337      77,749
Cumulative effect of change in accounting
  principle                                               -         38,470
                                                      --------    --------
Net income                                              59,337     116,219

Preferred stock dividends                              (11,859)    (11,913)
                                                      --------    --------
Net income applicable to common shares                $ 47,478    $104,306
                                                      ========    ========
Income per share:
  Income before cumulative effect of change
    in accounting principle                           $   0.55    $   0.77
  Cumulative effect of change in accounting
    principle                                             -           0.45
                                                      --------    --------
  Net income per share                                $   0.55    $   1.22
                                                      ========    ========
Weighted average number of shares of common stock
  and common stock equivalents outstanding              86,142      85,419
Dividends declared per common share                   $   0.36    $   0.36

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In thousands)
                                  (Unaudited)


                                                September 30,  December 31,
                                                     1994          1993
                                                ------------   -----------
Assets
  Cash and cash equivalents                     $  239,782      $   69,750
  Short-term investments                            13,991          18,709
  Inventories                                      112,515         122,246
  Other                                             41,300          18,259
                                                ----------      ----------
      Current assets                               407,588         228,964

  Property, plant and mine development, net      1,047,626         794,530
  Other                                            169,166         162,916
                                                ----------      ----------
      Total assets                              $1,624,380      $1,186,410
                                                ==========      ==========

Liabilities
  Short-term debt                               $   15,739      $   15,739
  Accounts payable                                  23,246          17,937
  Accrued income taxes                                 323           2,143
  Other accrued liabilities                         91,976          74,215
                                                ----------       ---------
      Current liabilities                          131,284         110,034

  Long-term debt                                   593,634         192,000
  Reclamation liabilities                           67,207          71,093
  Other long-term liabilities                       84,704          92,040
                                                ----------      ----------
      Total liabilities                            876,829         465,167
                                                ----------      ----------
Minority interest in Newmont Gold Company           78,895          91,411
                                                ----------      ----------
Contingencies

Stockholders' Equity
  Preferred stock                                   14,375          14,375
  Common stock                                     137,659         137,274
  Capital in excess of par value                   301,463         293,031
  Retained earnings                                215,159         185,152
                                                ----------      ----------
      Total stockholders' equity                   668,656         629,832
                                                ----------      ----------
      Total liabilities and stockholders'
        equity                                  $1,624,380      $1,186,410
                                                ==========      ==========

PAGE 5
                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                     Statements of Consolidated Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                     --------------------
                                                        1994       1993
                                                     ---------   ---------
Operating activities:
  Net income                                         $  59,337   $ 116,219
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization          68,284      83,194
      Minority interest, net of dividends                1,996       9,088
      Undistributed earnings of affiliates             (11,093)        (74)
      Deferred taxes                                   (28,941)    (66,172)
      Debt repayment at less than monetized amount        -        (18,072)
      Gain on sale of affiliate shares                    -        (29,607)
                                                     ---------   ---------
                                                        89,583      94,576
      (Increase) decrease in operating assets:
        Inventories                                     10,628     (39,592)
        Other assets                                     5,984     (16,061)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses            6,218       1,384
        Accrued income taxes                            (1,820)    (17,417)
        Other liabilities                               (7,288)     22,975
      Other operating                                   (2,004)        289
                                                     ---------   ---------
Net cash provided by operating activities              101,301      46,154
                                                     ---------   ---------
Investing activities:
  Additions to property, plant and mine development   (310,951)   (150,436)
  Proceeds from sale of securities                        -         66,978
  Other                                                 12,098      (3,096)
                                                     ---------   ---------
Net cash used in investing activities                 (298,853)    (86,554)
                                                     ---------   ---------

Financing activities:
  Short-term borrowings                                   -          4,798
  Proceeds from long-term borrowings                   528,634      15,000
  Repayments of long-term borrowings                  (127,000)    (66,075)
  Proceeds from issuance of common stock                 8,936       9,399
  Dividends paid on common stock                       (31,127)    (30,719)
  Dividends paid on preferred stock                    (11,859)    (13,000)
                                                     ---------   ---------
Net cash provided by (used in) financing
  activities                                           367,584     (80,597)
                                                     ---------   ---------

Net increase (decrease) in cash and cash equivalents   170,032    (120,997)
Cash and cash equivalents at beginning of period        69,750     291,024
                                                     ---------   ---------
Cash and cash equivalents at end of period           $ 239,782   $ 170,027
                                                     =========   =========

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                     Statements of Consolidated Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                      --------------------
                                                         1994        1993
                                                      ---------   --------
Supplemental information:
  Interest paid, net of amounts capitalized of
    $16,890 in 1994 and $5,537 in 1993                $ (4,038)   $  7,643
  Income taxes paid                                   $ 19,157    $ 47,803

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

         In the opinion of management, these financial statements reflect all adjustments which are necessary to a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature except for the following: (1) for the nine months ended September 30, 1994, a charge of $27.1 million related to environmental obligations associated with former mining activities as discussed in Note 5 herein; (2) for the nine months ended September 30, 1994, an income tax benefit of $16.2 million resulting from the resolution of certain tax issues associated with prior years; and (3) for the nine months ended September 30, 1993, a benefit to income of $38.5 million for the cumulative effect of a change in accounting principle effective January 1, 1993 for accounting for income taxes as discussed in Item 8, Note 5 of the Corporation's Form 10-K for the year ended December 31, 1993. These interim financial statements should be read in conjunction with the annual financial statements of the Corporation included in its 1993 annual report on Form 10-K.

         All share and per share information have been restated to reflect a
1.2481 to 1 share stock split declared March 21, 1994.

         Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)  Transaction with Newmont Gold Company

         Effective January 1, 1994, Newmont Gold Company ("NGC"), the principal operating subsidiary of the Corporation, acquired essentially all of the Corporation's non-NGC assets and assumed essentially all of the Corporation's non-NGC liabilities in a tax- free transaction. As part of the transaction, the Corporation transferred 8,649,899 shares of NGC stock to NGC, reducing the Corporation's interest in NGC to 89.2% from 90.1%. The result of the transaction is that the common shareholders of both entities have interests in the same assets and liabilities. Furthermore, the Corporation declared a
1.2481 shares to 1 share stock split on March 21, 1994 which will result in per share earnings of the two entities being comparable.

         The transfer of assets, NGC common stock and liabilities to NGC was recorded at historical cost since the transaction was between entities under common control. As a result of the transaction, consolidated retained earnings increased approximately $14 million and the minority interest in NGC decreased by a like amount since net liabilities with a historical cost of approximately $202 million were transferred to NGC, offset partially by the Corporation's decrease in ownership of NGC.

(3)  Inventories

         Inventories consist of the following:

                                               September 30,  December 31,
                                                   1994           1993
                                               ------------   ------------
                                                     (In thousands)
     Current:
       Ore and in-process                        $ 64,815      $ 55,874
       Precious metals                             17,560        38,090
       Materials and supplies                      27,698        25,907
       Other                                        2,442         2,375
                                                 --------      --------
                                                 $112,515      $122,246
                                                 ========      ========
     Non-current:
       Ore in stockpiles (included
         in other assets)                        $ 39,309      $ 40,206
                                                 ========      ========

(4)  Sale-leaseback of the Refractory Ore Treatment Plant

     In September 1994, the Corporation entered into a sale and leaseback agreement for its refractory ore treatment plant located in Carlin, Nevada for $349 million. The transaction has been accounted for as a financing for financial statement purposes, with the cost of the refractory ore treatment plant continuing to be recognized as an asset and depreciated. The lease is for 21 years and the aggregate future minimum lease payments as of September 30, 1994 were $679.4 million. These payments begin in January 1996 and are $30.2 million annually in 1996 through 1999. The lease has purchase options during and at the end of the lease at predetermined prices.

     In connection with this transaction, the Corporation entered into certain interest rate contracts to hedge the interest cost of the financing. These contracts were settled for a gain of $11.0 million which will be recognized as a reduction of interest expense over the term of the lease.

(5)  Contingencies

     The Corporation is involved in several matters concerning environmental obligations primarily associated with former mining activities. Based upon the Corporation's best estimate of its liability for these matters, $61.3 million was accrued at September 30, 1994, excluding $18.8 million also accrued for reclamation costs relating to currently producing mineral properties. The amounts are included in reclamation liabilities and other current liabilities. The $61.3 million at September 30, 1994 includes a charge of $7.1 million taken in the second quarter of 1994 as a result of the Corporation revising its estimate of the costs associated with these matters. Depending upon the ultimate resolution of these matters, the Corporation believes that it is reasonably possible that the liability for these matters could be as much as 65% greater or 15% lower than the amount accrued at September 30, 1994.

     A discussion of the environmental obligations and related insurance receivables associated with former mining activities as of September 30, 1994 follows.

Idarado Mining Company ("Idarado") - 80.1% owned by NGC

     In July 1992, the Corporation and Idarado signed a consent decree with the State of Colorado ("State") which was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), generally referred to as the "Superfund Act." Idarado settled natural resources damages, past and future response costs and provided habitat enhancement work. In addition, Idarado agreed in the consent decree to undertake specified remediation work related to its former mining activities in the Telluride/Ouray area of Colorado. The Corporation's best estimate of the cost of this work is included in the gross liability, as previously discussed. If the remediation work does not meet certain measurement criteria specified in the consent decree, the State and court reserve the right to require Idarado to perform other remediation work. Idarado and the Corporation have obtained a $16.3 million letter of credit to secure their obligations under the consent decree.

Resurrection Mining Company ("Resurrection") - 100% owned by NGC

     In 1983, the State of Colorado ("State") filed a lawsuit under the Superfund Act which involves a joint venture mining operation near Leadville, Colorado in which Resurrection is a joint venturer. This action was subsequently consolidated with a lawsuit filed by the U. S. Environmental Protection Agency ("EPA") in 1986. The EPA is taking the lead role on cleanup issues. The proceedings sought to compel the defendants to remediate the impacts of pre-existing mining activities which the government agencies claim are causing substantial environmental problems in the area. The mining operations of the joint venture are operated by ASARCO, the other joint venturer. The governments have made the Corporation, Resurrection, the joint venture and ASARCO defendants in the proceedings. They are also proceeding against other companies with interests in the area.

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

     The parties have entered into a consent decree with respect to Phase II which apportions liabilities and responsibilities for the site among the various parties. The EPA has not yet completed work to define the remedies for Phase II. Accordingly, the Corporation cannot yet determine the full extent or cost of its share of remedial action which will be required under Phase II. Moreover, in addition to such remedial action, the government agencies may seek to recover for damages to natural resources.

     Although the ultimate amount of Resurrection's and the Corporation's share of such costs for Phase I and Phase II cannot be presently determined, the Corporation's best estimate of its potential exposure for these costs is included in the gross liability for these matters, previously discussed.

Dawn Mining Company ("Dawn") - 51% owned by NGC

     Dawn leased a currently inactive open-pit uranium mine on the Spokane Indian Reservation in the State of Washington ("State"). The mine is subject to regulation by agencies of the U. S. Department of Interior, the Bureau of Indian Affairs and the Bureau of Land Management, as well as the EPA. Dawn also owns a nearby uranium millsite facility.

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

Insurance Receivables

     The Corporation has recorded net long-term receivables from insurance companies of approximately $17 million at September 30, 1994 for both a portion of the costs previously expended and for estimated future costs associated with environmental obligations covered by insurance policies associated with former mining activities. This amount is substantially less than the amount the Corporation has or will claim from the insurance carriers. All of the claims are contested by the insurance carriers. Prior to 1993, three of the carriers commenced actions against the Corporation seeking judgments that they had no liability. Significant discovery was commenced only in the action relating to the Corporation's environmental impairment liability ("EIL") insurance policy; the other two actions were not aggressively prosecuted by the carriers. In the fall of 1993, the Corporation instituted a comprehensive lawsuit against all of its carriers, other than the EIL carrier. In addition, in 1993, the Corporation designated new lead counsel for all the insurance recovery actions.

     Based on the views of prior lead counsel, the Corporation had believed that significant progress in certain settlement discussions would have been achieved by mid-summer 1994, but that expectation was not realized. The absence of such anticipated progress in settlement discussions, as well as the Corporation's discussions with new lead counsel for the insurance recovery actions regarding its review of such actions, caused the Corporation in the second quarter of 1994 to provide a $20 million valuation allowance on its insurance receivables resulting in the net amount above. Although the Corporation cannot predict the outcome of the legal actions or assure receipt of the amounts recorded, the Corporation will continue to vigorously pursue recovery under the insurance policies and believes that it is reasonably possible that the ultimate amounts recovered will exceed the net receivable recorded as of September 30, 1994. The net receivable recorded at September

30, 1994 represents the probable amount the Corporation expects to receive based upon its evaluation of the discussions with the insurance companies, its discussions with in-house and outside counsel regarding the merits of the various claims made and defenses raised, its interpretation of the insurance policies and its factual investigation of the issues.

(6)  Supplementary Data

     The ratio of earnings to fixed charges for the nine months ended September 30, 1994 was 1.6. The ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended September 30, 1994 was less than 1.0:1 due to the $27.1 million of non-cash charges related to environmental obligations discussed in Note 5. The amount of the coverage deficiency was $0.7 million.

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

     In conjunction with the transaction with NGC, NMC declared a 1.2481 to 1 share stock split to equate NMC's outstanding shares to the shares it holds in NGC. All share and per share information has been restated for the stock split. The following discussion summarizes the Corporation's results of operations for the quarters and nine month periods ended September 30, 1994 and 1993 and changes in financial condition from December 31, 1993 to September 30, 1994. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Corporation's 1993 annual report on Form 10-K.

RESULTS OF OPERATIONS

     The Corporation earned $20.4 million, or $0.19 per share, and $59.3 million, or $0.55 per share, in the quarter and nine months ended September 30, 1994, respectively, compared with $25.7 million, or $0.25 per share, and $116.2 million, or $1.22 per share, in the respective 1993 periods. The nine months ended September 30, 1994 includes a tax benefit of $16.2 million resulting from the resolution of certain tax issues associated with prior years and $27.1 million of charges ($17.6 million after-tax) associated with environmental obligations discussed in Note 5 of Item 1, which together net to a charge of $0.01 per share on an after-tax basis after considering NGC's minority interest. The nine months ended September 30, 1993 includes a gain of $29.6 million, or $19.3 million and $0.22 per share after-tax, on the sale of an investment in Newcrest Mining Limited, a former subsidiary of NMC, in addition to a benefit of $38.5 million, or $0.45 per share, for the cumulative effect of a change in accounting principle for income taxes. Earnings for the 1994 periods were impacted by anticipated lower gold production.

     Sales revenue decreased $26.6 million, or 15%, for the third quarter of 1994 compared to the same quarter of 1993 and decreased $30.0 million, or 6%, for the first nine months of 1994 compared to 1993. The following table shows the impact of price and quantity variances between the periods on sales revenues (in millions):

                                                 1994 Compared to 1993
                                         ----------------------------------
                                         Third Quarter    First Nine Months
                                         --------------   -----------------
Increase (decrease) in sales
  revenues due to changes in:
    Average sales price                     $  (0.3)           $ 14.6
    Quantity sold                             (26.3)            (44.6)
                                            -------            ------
      Total                                 $ (26.6)           $(30.0)
                                            =======            ======

     The following table reflects the gold ounces sold and average price received for the respective periods:

                                     Third Quarter          Nine Months
                                  Ended September 30,   Ended September 30,
                                  ------------------    -------------------
                                   1994       1993        1994       1993
                                  ------     ------     --------   --------
Ounces sold (in thousands)        388.1      456.0      1,142.8    1,262.8

Average price per ounce           $ 387      $ 387        $ 384      $ 372


    Production decreased in the 1994 periods as the Corporation began its transition to ready itself to process large quantities of refractory ore at its Carlin operations. In June 1994, the Corporation shut down its Mill No. 2 at Carlin to facilitate the incorporation of parts of this mill into the Corporation's new refractory ore treatment plant which will process high-grade refractory ore. This plant was expected to become fully operational by the end of the third quarter of 1994 but because of a crack that occurred in a weld of a riding ring of the double rotator mill at the end of August, complete startup is now expected by the first part of November. The Corporation expects this delay will have a minimal impact on its production for the year which is now expected to be approximately 1.5 million ounces.

     The decrease in 1994 production attributable to sales revenues is partially offset by the Corporation's equity interest in Minera Yanacocha S.A. ("Yanacocha"), a 38% owned Peruvian corporation which commenced production in August 1993. Yanacocha sold 89,700 ounces, or 34,100 ounces to the Corporation's interest, and 204,500 ounces, or 77,700 ounces to the Corporation's interest, in the third quarter and first nine months of 1994, respectively, compared to 25,200 ounces, or 9,600 ounces to the Corporation's interest, in the 1993 third quarter when Yanacocha commenced operations. Yanacocha's average operating costs, excluding depreciation, depletion and amortization, were $131 per ounce and $133 per ounce in the third quarter and first nine months of 1994, respectively, compared to $145 in the 1993 periods. The Corporation's equity income is a result of this investment.

     In 1993, the Corporation realized gold prices above average market prices due to a hedging program. No production in 1994 has been hedged. In the third quarter of 1994, the Corporation entered into several hedging transactions that begin in January 1996 and continue through December 2000 for future production from its Indonesian property, Minahasa. These hedge transactions total 125,000 ounces per year at an average price of $454 an ounce, plus the Corporation receives 40% of the difference of any market price above the hedged price. Construction of the Minahasa project commenced in the third quarter of 1994 and operations are expected to commence in early 1996.

     The Corporation's costs applicable to sales decreased in the aggregate, but increased on a per ounce basis in the 1994 periods over the 1993 periods. The following table summarizes the significant components of these costs per ounce of gold sold:

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      ------------------    ----------------
                                       1994        1993      1994     1993
                                       ----        ----      ----     ----
     Production costs                  $183        $158      $179     $159
     Royalties                           25          29        24       29
     Other                                5           5         5        6
                                       ----        ----      ----     ----
                                       $213        $192      $208     $194
                                       ====        ====      ====     ====

     In the aggregate, production costs were approximately the same for the third quarter of 1994 compared to the third quarter of 1993 and increased $4.3 million for the nine months ended September 30, 1994 compared to the same period in 1993. The per ounce increases in 1994 for the third quarter and nine months and the aggregate increase for the nine months are a result of processing higher cost ores in the 1994 periods as reflected in lower mill recoveries and higher waste-to-ore ratios.

     For the 1994 third quarter and nine month period, royalty costs on an aggregate basis were $9.9 million and $27.1 million, respectively. This compares to royalty costs in the 1993 third quarter and nine month period of $13.0 million and $36.6 million, respectively. Royalty costs on an aggregate and per ounce basis were lower in the 1994 periods than the same periods in 1993 due to less royalty-burdened ore being treated in the 1994 periods.

     Depreciation, depletion and amortization decreased $3.0 million and $14.9 million in the 1994 third quarter and first nine months, respectively, when compared to the same periods of 1993. The decrease between quarters and $7.0 million of the decrease between the nine month periods was a result of facilities that became either fully depreciated or placed on standby status and thus no comparable depreciation was taken in 1994 periods. Another $4.6 million of the decrease in the 1994 nine month period was due to a change in estimated useful lives of certain depreciable assets effective July 1, 1993.

     Exploration expense in the 1994 periods is up over the comparable 1993 periods as had been anticipated due to increased exploration activity.

     Compared to the 1993 amounts, general and administrative expense increased by $1.5 million and $6.3 million in the third quarter and first nine months of 1994, respectively, primarily due to the Corporation's expanding international activities.

     Net interest expense decreased during the third quarter and first nine months of 1994 due to almost all interest costs for such periods being capitalized as a result of major construction projects at the Carlin operations, primarily the refractory ore treatment plant, as well as a processing plant in Uzbekistan.

     Other expenses were higher in the nine months ended September 30, 1994 compared to the same period in 1993 due to charges made in the 1994 second quarter, as discussed in Note 5 of Item 1. A valuation allowance of $20.0 million was made against long-term receivables from insurance companies for recoveries related to environmental obligations associated with former mining activities and a provision of $7.1 million was made for additional estimated environmental related costs associated with the same former mining activities. The valuation allowance resulted in a net receivable balance from insurance companies of approximately $17 million at September 30, 1994. The Corporation recorded the valuation allowance after discussions with counsel regarding its review of the litigation with the insurance companies and due to the absence of expected settlement discussions. Nevertheless, the Corporation intends to vigorously pursue its claims against the insurance companies and believes it is reasonably possible that it will ultimately recover more than the receivable recorded at September 30, 1994, although there can be no assurance that this amount will be recovered. Since the actual cash payments for the environmental obligations are expected to occur over a number of years and the Corporation cannot predict when it will receive insurance recoveries, the charges for the valuation allowance as well as additional environmental obligations are not expected to have any significant negative impact on the Corporation's liquidity. The Corporation continuously monitors and reviews its environmental obligations, and although the Corporation believes that it has adequately accrued for such costs, as additional facts become known, additional provisions may be required.

     In Oregon, a petition drive has placed an initiative on the ballot for the fall election which would require the backfilling of open pit gold mines. The Corporation's Grassy Mountain project is in Oregon and is expected to be an open pit mine. If the initiative is passed, it may be uneconomic to mine the current reserves. Total capitalized costs attributable to Grassy Mountain at September 30, 1994 were approximately $34 million.

     During the second quarter of 1994, the Corporation recognized a $16.2 million income tax benefit as a result of the resolution of certain tax issues associated with prior years. This, combined with a deferred tax benefit of approximately $9.5 million associated with the previously mentioned $27.1 million total charge associated with environmental obligations, resulted in the tax benefit for the first nine months of 1994. In addition, the benefits of percentage depletion contribute to an overall negative effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 1994, the Corporation's capital expenditures were $311.0 million and cash flow from operating activities was $101.3 million. Other significant sources of cash during the period were borrowings of $528.6 million. These borrowings include $349.1 million under a sale and leaseback agreement for the Corporation's refractory ore treatment plant as discussed in Note 4 of Item 1, of which $127.0 million was used to pay down the outstanding balances which had been drawn under the Corporation's revolving credit facility. In addition, $52.5 million of project financing debt was borrowed which relates to the construction of the Uzbekistan processing plant. Of the capital expenditures, $146.1 million was spent on the refractory ore treatment facility, $47.6 million was spent on the Uzbekistan project and $20.6 million was spent on Minahasa, the Indonesian property. In addition, the Corporation capitalized $30.1 million of mining costs associated with the Post deposit in Nevada. Due to the diverse waste-to-ore ratios of the deposit, costs are capitalized to the extent they do not relate to current production.

     The Corporation believes that its operating cash flow, along with its cash balance of $239.8 million as of September 30, 1994, and a $400 million revolving credit facility, on which no amounts were outstanding at September 30, 1994, provides adequate liquidity to finance the Corporation's capital investment programs. However, the Corporation continuously monitors capital markets and may utilize alternative sources of funds available to it. The Corporation expects to fund maturities of its debt through operating cash flow or by refinancing the debt as it becomes due, or both.

     Other current assets increased from December 31, 1993 partially due to a $13 million reclassification from other long-term assets of the balance of a trust account which terminates within the next twelve months.

     Other accrued liabilities increased from December 31, 1993, primarily due to an increase in accrued expenses associated with property, plant and mine development because of increased construction activity.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     4.1* - Pass Through Trust Agreement dated as of July 15, 1994 between Newmont Gold Company and The First National Bank of Chicago relating to the Pass Through Certificates, Series 1994-A1.

     4.2** - Lease dated as of September 30, 1994 between the Newmont Gold Company and Shawmut Bank Connecticut, National Association relating to Trust No. 1.

     4.3** - Trust Indenture and Security Agreement dated as of July 15, 1994 between Shawmut Bank Connecticut, National Association and The First National Bank of Chicago relating to Trust No. 1.

     4.4 - In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of the Corporation. The Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.

     11   - Statement re Computation of Per Share Earnings.

     12.1 - Statement re Computation of Ratio of Earnings to Fixed Charges.

     12.2 - Statement re Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

     27   - Financial Data Schedule.

(b)  Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter ended September 30, 1994.


* A substantially similar Pass Through Agreement (except for price-related information) relating to the Pass Through Trust Certificates, Series 1994-A2 (the "Series 1994-A2 Certificates") was entered into by Newmont Gold Company and The First National Bank of Chicago. The front cover of the Pass Through Agreement files as an exhibit hereto indicates the material differences between such Agreement and the Pass Through Agreement relating to the Series 1994-A2 Certificates.

** These agreements relate to a 75% undivided interest in Newmont Gold Company's refractory gold ore treatment facility (the "Facility"; each such agreement is referred to as a "75% Undivided Interest Agreement" and collectively the "75% Undivided Interest Agreement"). Substantially similar agreements (except for price-related information) relating to the remaining 25% undivided interest in the Facility (each a "25% Undivided Interest Agreement") also were entered into on the same dates as the 75% Undivided Interest Agreements. The front cover of the relevant 75% Undivided Interest Agreement which is filed as an exhibit hereto indicates the material differences between such 75% Undivided Interest Agreement and the relevant 25% Undivided Interest Agreement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        NEWMONT MINING CORPORATION
                                        (Registrant)



Date:  October 27, 1994                 /s/ WAYNE W. MURDY
                                        Wayne W. Murdy
                                        Senior Vice President and
                                          Chief Financial Officer
                                        (Principal Financial Officer)


                                        /s/ GARY E. FARMAR
                                        Gary E. Farmar
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX


                                                                      Page
                                                                      ----
Exhibit 4.1    - Pass Through Trust Agreement dated as of
                 July 15, 1994 between Newmont Gold Company
                 and The First National Bank of Chicago
                 relating to the Pass Through Certificates,
                 Series 1994-A1.

Exhibit 4.2    - Lease dated as of September 30, 1994 between
                 the Newmont Gold Company and Shawmut Bank
                 Connecticut, National Association relating to Trust No. 1.

Exhibit 4.3    - Trust Indenture and Security Agreement dated
                 as of July 15, 1994 between Shawmut Bank
                 Connecticut, National Association and The
                 First National Bank of Chicago relating to
                 Trust No. 1.

Exhibit 11     - Statement re Computation of Per Share Earnings

Exhibit 12.1   - Statement re Computation of Ratio of Earnings
                 to Fixed Charges

Exhibit 12.2   - Statement re Computation of Ratio of Earnings
                 to Combined Fixed Charges and Preferred Stock
                 Dividends

Exhibit 27     - Financial Data Schedule