Form 10-K405
NEWMONT MINING CORP
filed 1995-03-30
CIK 71824

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
            OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            FOR THE TRANSITION PERIOD FROM                TO
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

                                                             NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                              ON WHICH REGISTERED
        COMMON STOCK, $1.60 PAR VALUE                       NEW YORK STOCK EXCHANGE
                                                                 PARIS BOURSE
                                                             SWISS STOCK EXCHANGES
                                                             (BASEL-GENEVA-ZURICH)

        Securities registered pursuant to Section 12(g) of the Act: NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT (BASED ON THE CLOSING SALE PRICE OF THE SHARES ON THE NEW YORK STOCK EXCHANGE) AT MARCH 9, 1995 WAS APPROXIMATELY $3,430,500,000.

THE NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AT MARCH 9, 1995 WAS 86,083,676.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED PURSUANT TO REGULATION 14A PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934 FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 4, 1995 (PART III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

INTRODUCTION

     Newmont Mining Corporation ("Newmont"), incorporated in 1921 under the laws of Delaware, is a U.S. company whose sole asset is a controlling equity interest in Newmont Gold Company. Newmont Gold Company, together with its subsidiaries (unless the context otherwise requires), is referred to herein as "NGC." NGC is a worldwide company engaged in gold production, exploration for gold and acquisition of gold properties. Newmont owns 89.2% of the common stock, 100% of the preferred stock and options to purchase additional shares of the common stock of NGC. Newmont, together with NGC and NGC's subsidiaries, are referred to herein as the "Corporation."

     In a transaction (the "Transaction") effective January 1, 1994, NGC acquired all of Newmont's assets (other than 85,850,101 shares of NGC's common stock owned by Newmont), and assumed all liabilities of Newmont (except for Newmont's obligations with respect to Newmont's outstanding $5.50 convertible preferred stock (the "NMC Preferred Stock") and employee stock options of Newmont (the "NMC Options") exercisable for the common stock of Newmont). In addition, NGC issued to Newmont (i) 2,875,000 shares of $5.50 convertible preferred stock of NGC (the "NGC Preferred Stock"), with terms identical to the NMC Preferred Stock, except that it is convertible into shares of common stock of NGC and (ii) options to purchase shares of common stock of NGC (the "NGC Options") in the same number and with the same exercise prices (after adjusting for a stock split effected in connection with the Transaction) as the NMC Options. As a result of the Transaction, all operating activities of the Corporation are conducted by NGC and Newmont has no business other than the ownership of the common stock of NGC, the NGC Preferred Stock and the NGC Options and its obligations with respect to the NMC Preferred Stock and the NMC Options. The Transaction did not have any significant impact on the Corporation's consolidated financial results.

     All of the Corporation's consolidated sales and operating profit in 1994, 1993 and 1992 related to its gold mining activities in the United States. A substantial amount of the Corporation's consolidated identifiable assets also related to these activities. Gold sales accounted for all of the Corporation's consolidated sales revenues from continuing operations in 1994, 1993 and 1992.

NEWMONT GOLD COMPANY

  OVERVIEW

     In 1994, NGC produced approximately 1.56 million ounces of gold from the Carlin Trend in Nevada. NGC also produces gold through a 38%-owned venture in Peru, which commenced operations in August 1993. NGC additionally has a 50%-owned joint venture in Uzbekistan, which is scheduled to commence gold production in mid-1995, and an 80%-owned venture in Indonesia, which is scheduled to commence gold production in early 1996.

  CARLIN, NEVADA

     Production

     NGC's North American operations are located on the geographical feature known as the Carlin Trend, near Carlin, Nevada. See map on page 3 herein. The Carlin Trend is the largest gold district discovered in North America this century. At the end of 1994, NGC had 18,544,000 ounces of gold in proven and probable ore reserves on the Carlin Trend.

     From the Carlin Trend, production was 1,555,300 ounces in 1994 compared with 1,674,200 ounces in 1993 and 1,598,900 ounces in 1992. Gold production at NGC's Nevada operations is expected to be approximately 1.6 million ounces in 1995.

     In 1994, ore was produced from six open-pit deposits (Genesis, Post, Carlin, Gold Quarry, Tusc and Rain) and from two underground mines (Carlin East and Rain). The Rain open-pit mine was decommissioned in late 1994 when its ore reserves accessible from open-pit mining were depleted. The Tusc mine, a satellite deposit to NGC's largest mine, Gold Quarry, opened in May 1994. Two additional open-pit mines, Lantern and North Star, will be mined in 1995.

     The Carlin East underground mine, located under the original Carlin pit, and the Rain underground mine commenced production in late 1994. An additional underground mine, Carlin Main, is being developed beneath the original Carlin pit and is scheduled to commence production in early 1995. Another underground mine, Deep Star, is scheduled to open in late 1995. The four underground mines are expected to produce in excess of 100,000 ounces in 1995.

     The Post mine is being mined by Barrick Goldstrike Mines, Inc. ("Barrick") under a joint mining agreement executed in December 1992 by NGC and Barrick for the exploitation of the shared Post deposit and other related matters. The lower and deep zones of this ore body contain approximately 9.5 million ounces of proven and probable reserves of gold, of which NGC owns 5.1 million ounces and Barrick the remaining 4.4 million ounces. The parties share the cost of mining the ore body in proportion to their interests in the contained gold. NGC will benefit from lower costs of mining than if it had separately mined its portion of the Post ore body. See Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                                MINE PRODUCTION
                                 DRY SHORT TONS
                                     (000S)

                                           1994                                                     1993
                      ----------------------------------------------       ------------------------------------------------------
                       MILL      LEACH                                        MILL          LEACH
      DEPOSIT          ORE        ORE      OVERBURDEN       TOTAL             ORE            ORE        OVERBURDEN       TOTAL
--------------------  ------     ------    ----------     ----------       ----------     ----------    ----------     ----------
Genesis.............   3,354     10,591       44,198          58,143            2,336         12,704       50,413          65,453
Carlin..............     120        961        1,852           2,933               64          2,789        3,929           6,782
Post................     404      3,942       43,186          47,532              420          1,066       15,188          16,674
Gold Quarry/Tusc....   9,618     35,339       58,034         102,991           11,005         36,760       56,283         104,048
Rain................     318      1,233          930           2,481            1,049          2,951        7,758          11,758
                      ------     ------    ----------     ----------       ----------     ----------    ----------     ----------
         Total......  13,814     52,066      148,200         214,080           14,874         56,270      133,571         204,715
                      ======     ======    ==========       ========           ======         ======    ==========       ========

     NGC owns in fee or controls through long-term mining leases and unpatented mining claims all of the minerals and surface area within the boundaries of the present and projected mining areas of the Nevada deposits. Such long-term leases extend for at least the anticipated mine life of those deposits. With respect to Gold Quarry, NGC owns a 10% undivided interest in the minerals in a majority of the present and projected mining areas, and with respect to the remaining 90% has agreed to pay a royalty to third party lessors that is equivalent to approximately 18% of production therefrom. NGC's royalty commitments to other parties with respect to other portions of the Gold Quarry property and certain of its other properties are much less significant. See Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition."

     The U.S. Congress is considering various proposed amendments, including proposals supported by the Clinton Administration, to the General Mining Law of 1872, which governs mining claims and related activities on federal public lands. Among other things, these proposals would impose royalties on gold production from claims on federal lands. Approximately 92% of NGC's proven and probable ore reserves in Nevada are located on private land and, therefore, not potentially subject to such government proposals to impose a royalty on gold production from federal lands.

                        [INSERT NEVADA MAP -- FULL PAGE]

     Refractory Ore Treatment Plant

     In September 1994, NGC completed construction of a refractory ore treatment plant, known as Mill No. 6, to oxidize refractory ores. Partial operation was achieved in October, but because of a crack in a weld of a riding ring of the double rotator mill and a fire in the electrostatic precipitator, final start-up was delayed until the end of December 1994. Full capacity is expected to be achieved by mid-1995. Ore processed through the plant in 1995 is expected to produce in excess of 400,000 ounces of gold. For a discussion of the financing of the refractory ore treatment plant, see Note 7 to Item 8 -- "Financial Statements and Supplementary Data."

     The facility will enable NGC to oxidize and treat high-grade refractory ores that contain both sulfides and active carbon. Approximately 60% of NGC's reserves on the Carlin Trend are refractory and the balance are oxide. Oxide ore is amenable to gold extraction through the use of conventional size-reduction processes, such as crushing and grinding, and the dissolution of the gold in such ore using cyanidation treatment techniques common to the industry. Refractory ore contains minerals which require an additional treatment process, which is normally not necessary with oxide ore, to optimize the recovery of gold.

     Other Mill and Leaching Facilities

     NGC has five other mills (two of which are currently active), in addition to the refractory ore treatment plant. Each of the mills involve crushing, grinding and cyanide leaching treatment processes, with gold recovery onto activated carbon.

     Mill No. 1, which was commissioned in 1965 and has treated ore from the Carlin, Genesis and Post mines, was closed in the Fall of 1994. Mill No. 2 was commissioned in 1985 and is located adjacent to the Gold Quarry open pit mine. Portions of Mill No. 2 were incorporated into the refractory ore treatment plant in May 1994. Mill No. 3 was commissioned in 1988 and treated material from the Rain mine. This mill was decommissioned in late 1994 when the Rain mine ore reserves accessible from open-pit mining were depleted. Mill No. 4 was commissioned in 1989 and is located approximately one mile northeast of the Post deposit. Mill No. 5 was commissioned in 1988 and is located adjacent to the refractory ore treatment plant.

     Processing at the Carlin leaching operations includes crushing ore at crushing plants, heap leaching ore on leach pads using cyanidation and gold recovery onto activated carbon through carbon adsorption.

                           MILL AND LEACH PRODUCTION

                                                        1994                                  1993
                                          ---------------------------------     ---------------------------------
                                                       GRADE                                 GRADE
                                          DRY SHORT   (OUNCES     OUNCES        DRY SHORT   (OUNCES     OUNCES
                                            TONS        PER     PRODUCED(1)       TONS        PER     PRODUCED(1)
                                           (000S)      TON)       (000S)         (000S)      TON)       (000S)
                                          ---------   -------   -----------     ---------   -------   -----------
Mill No. 1..............................       188     0.135        24.3             960     0.094         82.5
Mill No. 2..............................     1,034     0.081        85.1           3,368     0.090        239.2
Mill No. 3..............................       859     0.079        59.1             903     0.101         77.0
Mill No. 4..............................     2,736     0.129       292.3           2,692     0.111        252.5
Mill No. 5..............................     6,264     0.077       396.1           6,419     0.081        412.3
Mill No. 6..............................       701     0.081        44.6              --        --           --
                                          ---------             -----------     ---------             -----------
         Total..........................    11,782     0.091       901.5          14,342     0.091      1,063.5
                                          =========             ===========     =========             ===========
Leach Operations........................    52,381     0.021       653.8          58,945     0.019        610.7
                                          =========             ===========     =========             ===========

---------------

(1) The average mill recovery rates were 80.7% and 82.5% in 1994 and 1993, respectively. Leach recovery from tons placed fluctuates from year-to-year due to ore grade, differing solution application rates and cycle times, as well as varying quantities of unleached material placed on pads.

     Bioleaching

     As an extension of its current leaching operations, field tests have confirmed the commercial viability of a patented bioleaching process to recover gold from low-grade sulfidic materials that previously could not be treated economically. NGC's patented process has proved economic on low-grade sulfidic material that is mined as a consequence of mining for higher-grade sulfidic material or oxidized ores. In the bioleaching process, high-density cultures of naturally occurring bacteria are added to low-grade ore as it is placed on leach pads. The bacteria break down the sulfide crystal structure in the ore, allowing the gold subsequently to be dissolved and recovered through normal heap leaching processes. In January 1995, NGC began a one million ton demonstration test of the bioleaching process at a cost of $11.5 million. The test is expected to result in recovery of approximately 20,000 ounces of gold in 1995. As a result of the commercialization of the bioleaching process, 2.0 million ounces of low-grade refractory material was added to the reserve category at the end of 1994.

     NGC has an agreement with Barrick which could allow NGC the opportunity to treat and recover gold from Barrick's low-grade refractory material. If the patented bioleaching process has commercial applicability to Barrick's material, NGC could construct and operate a facility for such treatment in return for a 50% share of the profits, after recovery of capital.

     Other Facilities

     The gold-bearing activated carbon from NGC's Carlin milling and leaching plants is processed at a central carbon processing plant and at a refinery, located near the carbon processing plant.

     An analytical laboratory and administration offices are located in the vicinity of Mills Nos. 5 and 6. NGC also has an advanced metallurgical research laboratory in Salt Lake City, Utah.

     Electrical power for NGC's Nevada operations is provided by public utilities.

     Refining

     NGC currently has refining arrangements with four foreign refiners to further refine dore bars produced at NGC's refinery located on its Nevada properties. Under the terms of the agreements with these refiners, the gold is toll refined and returned to NGC's account for sale to third parties. Management believes that because of the availability of alternative refiners, each able to supply all services needed by NGC, no adverse effect would result if NGC lost the services of any of its current refiners.

     Exploration

     NGC conducts extensive exploration along the Carlin Trend. NGC owns or otherwise controls the mineral interests on approximately 630 square miles of property along the Carlin Trend. In 1994, a total of 775 holes, totalling 519,288 feet, were drilled by NGC on the Carlin Trend in connection with reserve development and exploration activities. This compares with approximately 1,067 holes, totalling 649,100 feet, drilled in 1993. Exploration by underground methods continues to facilitate the definitive location of deeper deposits of gold ore.

     In 1994, approximately $24 million was spent by NGC on reserve development and exploration on the Carlin Trend. For 1995, reserve development and exploration expenditures by NGC on the Carlin Trend are expected to be approximately the same as 1994.

  PERU

     Production

     NGC also produces gold through Minera Yanacocha S.A. in Peru, which is 38% owned by NGC; 32.3% by Compania de Minas Buenaventura, S.A. ("Buenaventura"), a Peruvian mining company; 24.7% by an affiliate of Bureau de Recherches Geologiques et Minieres, the geological and mining bureau of the French government ("BRGM"); and 5% by International Finance Corporation, which provided financing for the project. In September 1994, BRGM announced its intention to transfer its interest in Minera Yanacocha to an entity controlled by an Australian company, Normandy Poseidon. NGC and Buenaventura filed suit in Peru to seek enforcement of a provision in the bylaws of Minera Yanacocha giving shareholders preemptive rights on the sale of any other shareholder's interest. Recently, an appellate court in Peru issued a preliminary ruling in favor of NGC and Buenaventura against BRGM. Pending further action in the case, the court has suspended the right of BRGM's affiliate as a shareholder of Minera Yanacocha.

     Minera Yanacocha has mining rights with respect to a 63,000 acre land position, which includes the Carachugo and Maqui Maqui deposits and other numerous prospects, located in northwest Peru. The project's mining rights were acquired through an assignment of a government concession held by a related entity. The assignment has a term of 20 years, renewable at the option of Minera Yanacocha for another 20 years.

     NGC manages the project. Production commenced in August 1993 at the Carachugo deposit and in October 1994 at the Maqui Maqui deposit, which is located three miles north of the Carachugo deposit. Contract mining is employed at Minera Yanacocha and power for the project is provided by diesel generators owned by Minera Yanacocha.

     During 1994, its first full year of operation, Minera Yanacocha produced approximately 304,600 ounces of gold. Production from the Carachugo mine in 1994 was 274,900 ounces, compared to the 81,500 ounces produced during the five months of 1993 in which it was in production. Production from the Maqui Maqui mine was 29,700 ounces during the three months of 1994 in which it was in production. The two mines together are expected to produce approximately 450,000 ounces in 1995.

     Minera Yanacocha's operations are accessible by road and are located approximately 375 miles north of Lima and 28 miles by road north of the city of Cajamarca. Both the Carachugo and Maqui Maqui deposits are open-pit mines which are mined by contractors. The ore is not crushed, but transported directly to two leach pads where the ore is treated with a cyanide solution. The leach solution is then run through a processing plant and the gold and silver extracted utilizing conventional gold recovery methods. The dore bars produced are transported from the processing plant by a contractor and refined at refineries in England and Switzerland under contract until August 1, 1995.

     Total proven and probable reserves for Minera Yanacocha as of December 31, 1994 were 3,970,000 ounces compared with approximately 3,780,000 ounces as of December 31, 1993.

     Exploration

     Exploration continues to be conducted at the numerous prospects owned by the Minera Yanacocha venture. Approximately $4.2 million was spent on exploration in 1994, with approximately 112 holes drilled. A $9 million exploration program is currently underway in 1995.

     A second Peruvian joint venture in Northern Peru was formed as of November 1993 between NGC and Buenaventura. The joint venture, which is 65% owned by NGC, has staked claims on 500,000 acres of prospective ground along North and South extensions of the volcanic belt hosting the Yanacocha deposits. In addition, NGC is active in the southern part of Peru. Initial exploration work is underway in these prospective areas and three targets have been outlined and will be drilled in 1995.

                             [INSERT NEW PERU MAP]

  UZBEKISTAN

     In Uzbekistan, one of the Central Asian republics of the former Soviet Union, NGC has a 50% interest in a joint venture ("Zarafshan-Newmont") with the Uzbekistan State Committee for Geology and Navoi Mining and Metallurgical Combine, state entities of the Republic of Uzbekistan, to produce gold by leaching existing stockpiles of low-grade oxide ore from the Muruntau mine. Uzbekistan was the second largest gold producer among the republics of the former Soviet Union, accounting for approximately 30% of the former Soviet Union's gold production. These state entities of the Uzbekistan government have guaranteed to Zarafshan-Newmont 242.5 million tons of ore with an average grade of 0.036 ounces of gold per ton, containing approximately 8.7 million ounces of gold. The project's gold will be sold in international markets for U.S. dollars.

     A subsidiary of NGC is managing Zarafshan-Newmont. Production is expected to commence in mid-1995 at an annual rate of approximately 450,000 ounces, or 225,000 ounces attributable to NGC's interest. The project facilities will include twenty crushers in four stages. Crushed material will be transported to lined leach pads where the ore will be treated by conventional gold recovery methods. The resulting dore will be transported to the adjacent Muruntau gold refinery (operated by Navoi Mining and Metallurgical Combine) where, pursuant to a refining agreement, the dore will be refined for export. The project has access to air, rail and road transport and as a result there are no significant logistical difficulties for transportation of refined gold, materials and equipment. Power for the project is provided by a contractual arrangement with Navoi Mining and Metallurgical Combine which has its own power-generating facilities.

     The costs for the project are estimated at approximately $220 million, half of which is attributable to NGC. Zarafshan-Newmont completed a $105 million credit facility for the project in November 1993 and is seeking an additional $30 million facility. See Note 7 to Item 8 -- "Financial Statements and Supplementary Data." NGC provided to its joint venture partners such partners' share of the equity capital required for the project in exchange for a portion of the existing stockpiles.

                            [INSERT UZBEKISTAN MAP]

  INDONESIA

     NGC has two projects in Indonesia, Minahasa and Batu Hijau, both of which are 80% owned by NGC. The remaining 20% of each project is owned by P.T. Tanjung Serapung and P.T. Pukuafu Indah, respectively. Both projects hold mineral rights pursuant to contracts of work with the Republic of Indonesia. Such contracts provide for an eight-year term for exploration and feasibility analysis and a 30-year term for mining.

     The more advanced of these projects is Minahasa, a multi-deposit project on the island of Sulawesi. It is approximately 1,500 miles northeast of Jakarta. The Minahasa project will mine and process ore from three hydrothermal deposits -- Mesel, Leons and Nibong -- which at the end of 1994 contained approximately 2.1 million ounces of proven and probable reserves (in which NGC has an equity interest of approximately 1.7 million ounces). These deposits contain both oxidized and refractory gold mineralization. In July 1994, a $130 million construction project was approved to mine and process the ore from these deposits.

     Site preparation began in November 1994 and pre-production mining is planned to be initiated in April 1995. The project facilities will include a dry grinding mill, a small fluidized bed roaster facility and a conventional carbon-in-pulp gold recovery plant. Infrastructure improvements such as a deep-water port, electrical power plant, water supply system and a camp for workers will also be constructed. Production is scheduled to commence in early 1996 at an annual rate of 140,000 ounces at a cash operating cost of $200 per ounce. The Minahasa project is expected to produce 1.8 million ounces of gold at an average cash operating cost over the 13-year mine life of $150 per ounce. The Minahasa project is in close proximity to the coast and does not present any significant logistical difficulties for transportation of materials and equipment.

     The second Indonesian project, Batu Hijau, is located on the island of Sumbawa, 950 miles east of Jakarta. Batu Hijau is a large porphyry copper/gold deposit that was discovered in 1990. Batu Hijau is located 10 miles from the island's coast, and has access to natural harbors which can be developed for transportation of materials, equipment and concentrate product. By year-end, a total of 122 holes had been drilled in this deposit to an average depth of 1,341 feet. A second phase feasibility study will be required before a final decision is made whether to proceed with development. Batu Hijau is considered to have significant potential, although there can be no assurance that such potential could or will be realized.

     Exploration work continued through 1994 in areas surrounding the Minahasa and Batu Hijau projects. Such work will continue in 1995 as part of NGC's ongoing exploration program in Indonesia.

                            [INSERT INDONESIAN MAP]

  EXPLORATION

     NGC conducts its worldwide exploration activities through various affiliates. One of these affiliates was responsible for the discovery in 1961 of the Carlin Trend in Nevada and one discovered the existence of gold at the Yanacocha deposit in Peru in the 1980s. In 1994, exploration expense was $69.2 million compared with $52.7 million in 1993. NGC's 1995 budget for exploration will be lower than 1994 as NGC focuses more on previously identified prospects.

     In addition to the exploratory projects specifically discussed above, NGC is in the preliminary stages of exploration in other areas of the United States and other parts of the world. During 1994, on-the-ground evaluations were conducted in 30 countries and acquisition opportunities were monitored in dozens of others.

     In Mexico, NGC is involved in two ventures that are undergoing prefeasability studies -- La Herradura, a 45,000 acre site just south of the U.S. border in Northern Mexico, and Mezcala in southern Mexico. NGC has a 44% interest in La Herradura and can earn a 44% interest in the Mezcala project by investing $15 million over the next two years. The balance of both ventures would be held by Servicios Industriales Penoles, S.A. de C.V., a leading Mexican mining company that would be the operator.

     Exploration is continuing in Canada, where NGC has completed a drilling program with its partner, Westmin Resources, on four targets in northeastern Yukon. NGC can earn a 65% interest in the project by investing C$10.5 million (approximately $7.5 million at current exchange rates), of which C$3 million has been invested in the past two years.

     In addition to its activities in Peru, NGC is exploring other projects in South America, including early-stage drilling projects in Ecuador. NGC is also monitoring prospects in Argentina, Bolivia, Brazil and Venezuela.

     In Asia, NGC has a 93% interest in a joint venture for exploration in Laos. The joint venture agreement covers approximately 2,500 square miles of land which has advanced to drill testing. Although grassroots programs in Thailand have been scaled back, NGC continues to pursue exploration in the Asia/Pacific region, including opportunities in the Philippines and China.

     Drilling is scheduled to begin in 1995 in Burkina Faso in Western Africa. NGC can earn a 45% interest in a 1,350 square mile concession in which Randgold and Exploration Company Limited of South Africa would be the operator.

     In the United States, exploration continues at various locations. The Grassy Mountain deposit in Oregon, which was classified as a reserve since its acquisition in 1992, was reclassified at the end of 1994 as mineralized material. Further evaluations are being conducted to define the economic potential of the ore body, including consideration of an underground mine. Exploration activities in Idaho at the Musgrove Creek deposit also are continuing, although with mixed results. North of the Carlin Trend, drilling in 1994 on 5 of 17 targets on the 100 square mile Ivanhoe property was disappointing. Future activity in the area will focus on the smaller Hollister deposit. In 1995, exploration also will continue in several western states, including Wyoming and Alaska.

     There can be no assurances that any of NGC's exploration activities will result in any new joint ventures or other projects or that such new joint ventures or projects would result in profitable operations.

     NGC's exploration team has a staff of approximately 200 geologists, geochemists or geophysicists. State-of-the-art technology, including airborne geophysical data acquisition systems, satellite location devices and field-portable imaging systems, also aids in the location of prospective targets.

  MARKETING

     NGC's gold sales generally are made at the monthly average market price prevailing during the month before the gold is delivered plus a "contango" which is essentially an interest factor, from the end of the month until the date of delivery. Since the end of 1993 the Corporation has not engaged in any hedging transactions on current production and none of NGC's 1994 production was hedged. However, in 1994, 625,000 ounces of the first five years of production from the Minahasa project has been sold on a forward basis averaging $454 per ounce with a 40% participation in prices above that level.

     See Note 12 to Item 8 -- "Financial Statements and Supplementary Data" for information regarding major customers and export sales.

  GENERAL

     Certain of NGC's projects are located in foreign countries. Such projects may be affected adversely by exchange controls, currency fluctuations, ownership limitations, expropriation, taxation and laws or policies of particular countries, as well as the laws and policies of the United States affecting foreign trade, investment and taxation.

     NGC does not hold material patents or other material licenses, franchises or concessions in connection with its business.

     Capital expenditures incurred by NGC for continuing operations were approximately $402 million, $235 million and $213 million in 1994, 1993 and 1992, respectively. NGC has an established program for the maintenance and repair of its equipment and facilities. Management believes that NGC's facilities are generally in a state of good repair. NGC has a continuous program of capital investment that includes, as necessary or advisable, the replacement, modernization or expansion of its equipment and facilities. For a discussion of anticipated future capital expenditures, see Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition."

     There were 2,835 persons employed by NGC at December 31, 1994.

GOLD MARKET

     Gold has two main categories of use -- product fabrication and bullion investment. Fabricated gold has a wide variety of end uses. Purchasers of official coins and high-carat jewelry frequently are motivated by investment considerations, so that net private bullion purchases alone do not necessarily represent the total investment activity in physical gold.

     The profitability of NGC's current operations is significantly affected by the market price of gold. Market gold prices can fluctuate widely and are affected by numerous factors beyond NGC's control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the U.S. dollar (the currency in which the price of gold is generally quoted) and of other currencies, interest rates, central bank sales, forward sales by producers, global or regional political or economic events and production costs in major gold-producing regions such as South Africa and the former Soviet Union. In addition, the price of gold sometimes is subject to rapid short-term changes because of speculative activities.

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

     If NGC's revenue from gold sales falls for a substantial period below its cost of production at any or all of its operations, NGC could determine that it is not economically feasible to continue commercial production at any or all of its operations. NGC's costs of production (which are equal to its costs applicable to sales on its income statement) for its Nevada operations were $210 per ounce of gold sold in 1994, $199 in 1993 and $198 in 1992.

     The gold market generally is characterized by volatile prices and strong competition. The volatility of gold prices is illustrated in the following table of annual high, low and average gold fixing prices per ounce on the London Bullion Market:

                                   YEAR                              HIGH        LOW       AVERAGE
        -----------------------------------------------------------  -----      -----      -------
        1985.......................................................   $341       $284       $ 317
        1986.......................................................    438        326         368
        1987.......................................................    500        390         446
        1988.......................................................    484        395         437
        1989.......................................................    416        356         381
        1990.......................................................    424        346         383
        1991.......................................................    403        344         362
        1992.......................................................    360        330         344
        1993.......................................................    406        326         360
        1994.......................................................    395        378         384
        1995 (through March 9).....................................    384        372         378

---------------

Source of Data: Metals Week

     On March 9, 1995, the afternoon fixing for gold on the London Bullion Market was $381 and the spot market price of gold on the New York Commodity Exchange was $381. Gold prices on both the London Bullion Market and the New York Commodity Exchange are regularly published in most major financial publications and many nationally recognized newspapers.

PROVEN AND PROBABLE ORE RESERVES

     Newmont's equity in the proven and probable reserves of NGC was approximately 23,298,000 ounces and 23,172,000 ounces(1) of gold at December 31, 1994 and December 31, 1993, respectively.

     NGC's estimate of its proven and probable ore reserves at December 31, 1994 and 1993 is set forth in the table below. The proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry. Calculations with respect to the estimates as of December 31, 1994 and 1993, are based on a gold price of $400 per ounce. NGC's management believes that if its reserve estimates were to be based on gold prices as low as $300 per ounce with current operating costs, 1994 year-end reserves would decrease by approximately 17%. Conversely, if its reserve estimates were to be based on a gold price of $500 per ounce with current operating costs, 1994 year-end reserves would increase by approximately 20%. These reserves represent the total quantity of ore to be extracted from the deposits or stockpiles, allowing for mining efficiencies and ore dilution. The contained ounces are prior to any losses during metallurgical treatment.
---------------
(1) On a pro-forma basis giving effect to the Transaction.

                                                       DECEMBER 31, 1994                           DECEMBER 31, 1993
                                           -----------------------------------------   -----------------------------------------
                                           DRY SHORT    GRADE     CONTAINED   EQUITY   DRY SHORT    GRADE     CONTAINED   EQUITY
      DEPOSITS WITH PROVEN       PERCENT     TONS      (OUNCES     OUNCES     OUNCES     TONS      (OUNCES     OUNCES     OUNCES
    AND PROBABLE RESERVES(1)     EQUITY     (000S)     PER TON)    (000S)     (000S)    (000S)     PER TON)    (000S)     (000S)
-------------------------------- -------   ---------   --------   ---------   ------   ---------   --------   ---------   ------
Carlin, Nevada
  Gold Quarry/Mac/Tusc..........   100%     162,222      0.045       7,286    7,286     164,244      0.042       6,822    6,822
  Carlin/Pete/Lantern...........   100%      15,113      0.045         686      686       8,492      0.028         240      240
  Genesis/North Star/Deep
    Star........................   100%      54,079      0.043       2,306    2,306      66,724      0.043       2,879    2,879
  Post/Goldbug/Barrel...........   100%      27,957      0.184       5,147    5,147      30,812      0.169       5,217    5,217
  Capstone/Bootstrap/Tara.......   100%      28,041      0.040       1,127    1,127      28,089      0.040       1,130    1,130
  Rain/SMZ/Emigrant Springs.....   100%       4,982      0.040         199      199       5,843      0.038         222      222
  Stockpiles and in process.....   100%      37,558      0.048       1,793    1,793      30,781      0.041       1,259    1,259
                                           ---------              ---------   ------   ---------              ---------   ------
    Total Carlin(2)(3)..........            329,952      0.056      18,544    18,544    334,985      0.053      17,769   17,769
                                           ---------              ---------   ------   ---------              ---------   ------
Minera Yanacocha, Peru
  Carachugo.....................    38%      45,264      0.027       1,209      460      37,663      0.033       1,231      468
  Maqui Maqui...................    38%      56,612      0.047       2,680    1,018      44,930      0.056       2,497      949
  Stockpiles and in process.....    38%       1,846      0.044          81       31       2,073      0.025          52       19
                                           ---------              ---------   ------   ---------              ---------   ------
    Total Yanacocha(4)..........            103,722      0.038       3,970    1,509      84,666      0.045       3,780    1,436
                                           ---------              ---------   ------   ---------              ---------   ------
Zarafshan-Newmont,
  Uzbekistan(5).................    50%     242,508      0.036       8,674    4,337     242,508      0.036       8,674    4,337
                                           ---------              ---------   ------   ---------              ---------   ------
Minahasa, Indonesia
  Mesel/Leons/Nibong............    80%       9,668      0.207       2,006    1,605       8,380      0.215       1,799    1,439
  Other.........................    80%         858      0.164         141      112          --         --          --       --
                                           ---------              ---------   ------   ---------              ---------   ------
    Total Minahasa(6)...........             10,526      0.204       2,147    1,717       8,380      0.215       1,799    1,439
                                           ---------              ---------   ------   ---------              ---------   ------
Grassy Mountain, Oregon(7)......   100%          --         --          --       --      15,984      0.062         996      996
                                           ---------              ---------   ------   ---------              ---------   ------
    Total.......................            686,708      0.049      33,335    26,107    686,523      0.048      33,018   25,977
                                           =========              =========   ======   =========              =========   ======

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

(2) Calculated using cutoff grades for 1994 and 1993 as follows: oxide leach material not less than 0.006 ounce per ton; refractory leach material (for the Gold Quarry, Mac and Tusc deposits only) not less than 0.03 ounce per ton; refractory mill material not less than 0.07 ounce per ton; oxide mill material varies. Ore reserves were calculated using different recoveries depending on each deposit's metallurgical properties and process. The average oxide mill recoveries utilized were as follows (1993 values in parenthesis): Mill No. 1 -- N/A (85%); Mill No. 2 -- N/A (85%); Mill No.
    3 -- 85% (86%); Mill No. 4 -- 81% (82%); Mill No. 5 -- 85% (85%). The
    average refractory mill recoveries utilized were: Mill No. 1 -- N/A (85%); Mill No. 6 -- 88% (88%). The average leach recoveries utilized for oxide material were as follows: North Area Leach Facility -- 64% (65%); South Area Leach Facility -- 69% (70%); Rain Area Leach Facility -- 56% (56%). The following average leach recovery was utilized for refractory bioleach material in the Gold Quarry, Mac and Tusc deposits: 60% (engineered estimate).

    The term "cut-off grade" means the lowest grade of mineralized rock that can be included in the reserve in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and milling or leaching facilities available.

(3) Approximately 60% of these reserves are refractory in nature. Refractory ore is not amenable to the normal cyanidation recovery processes currently used by NGC. Such ore must be oxidized before it is subjected to the normal recovery processes. Refractory reserves of mill-grade material contain at least 0.07 ounces per ton. Refractory reserves of leach-grade material (Gold Quarry, Mac and Tusc deposits only) contain at least 0.03 ounces per ton.

(4) Calculated by NGC using a cutoff grade not less than 0.010 ounces per ton. Reserves are contained in two main deposits, Carachugo and Maqui Maqui. Material is being leached. Assumed leach recovery is 60% to 83%, depending on each deposit's metallurgical properties. All ore is oxidized.

(5) Material available to Zarafshan-Newmont for processing from designated stockpiles or from other specified sources. All ore is oxidized. Tonnage and gold content of material available to Zarafshan-Newmont for processing, from the designated stockpiles or from other specified sources, are guaranteed by state entities of Uzbekistan.Material will be crushed and leached. The feasibility study prepared by Zarafshan-Newmont used a 50% to 65% leach recovery rate, depending on material type.

(6) Calculated by NGC using a cutoff grade of 0.058 ounces per ton and mill recovery rates of 80% to 89% depending on material type. Substantially all the ore is refractory.

(7) As published by the previous owner. Evaluations completed by NGC demonstrated that the geologic model used by the previous owner was inadequate for mine development and that pending completion of additional evaluations, the deposit should no longer be classified as a reserve.

ENVIRONMENTAL MATTERS

  GENERAL

     NGC's U.S. gold mining and processing operations are subject to extensive federal, state and local governmental regulations for the protection of the environment, including those relating to the protection of air and water quality and mine reclamation, and for the promotion of mine and occupational safety. Management does not believe that compliance with such regulations will have a material adverse effect on its competitive position. At this time NGC does not expect any material impact on future recurring operating costs of compliance with currently enacted environmental regulations. Ongoing costs to comply with environmental obligations have not been significant to NGC's total costs of operations. Since NGC is not able to pass on any net increases in costs to its customers, any such increases could have an effect on future profitability of NGC depending upon the price of gold. Amendments to current laws and regulations governing operations and activities of mining companies or the stringent implementation thereof could have a material adverse impact on NGC in terms of increased capital and operating expenditures.

     It is estimated that with respect to NGC's U.S. operations, compliance with federal, state and local regulations relating to the discharge of material into the environment, or otherwise relating to the protection of the environment, required capital expenditures of approximately $94 million in 1994, primarily as part of the construction of NGC's refractory ore treatment plant and will require approximately $25 to $30 million of such capital expenditures in 1995. Thereafter, annual capital expenditures for such compliance measures are expected to be less than $20 million.

     NGC's operations outside of the United States are also subject to governmental regulations for the protection of the environment. Management believes that these regulations have not had, and will not have, a materially adverse effect on NGC's operations or its competitive position. The adoption of new laws or regulations, or amendments to current laws or regulations, regarding the operations and activities of mining companies could have a material adverse impact on NGC's capital and operating expenditures. It is estimated that compliance with regulations for the protection of the environment will require capital expenditures of approximately $2 million in 1995 in connection with the Zarafshan-Newmont joint venture and approximately $5 million in 1995 in connection with the Minahasa project in Indonesia.

     NGC is involved in an on-going action involving a mining property located in Colorado which is jointly owned by Resurrection Mining Company (a subsidiary of NGC acquired from Newmont in the Transaction) and an unrelated third party which operates the property. For additional information on these matters, see
Item 3 -- "Legal Proceedings" and Notes 10 and 14 to Item 8 -- "Financial Statements and Supplementary Data."

  NEVADA OPERATIONS

     NGC's Nevada gold mining and processing operations generate solid waste which is subject to regulation under the federal Resource Conservation and Recovery Act ("RCRA") and similar laws of the State of Nevada. Solid waste that is considered "hazardous" is subject to extensive regulation by the U.S. Environmental Protection Agency (the "EPA") and the State of Nevada under Subtitle C of RCRA, while non-hazardous solid waste is governed by a less stringent program under Subtitle D of RCRA and solid waste management regulations of the State of Nevada.

     In 1986, the EPA determined that the regulation of "extraction" and "beneficiation" wastes from mining operations under Subtitle C of RCRA was not warranted and these wastes have been exempted from RCRA pursuant to the Bevill Amendment. However, the EPA began to develop specific regulations for such wastes under Subtitle D. NGC is participating in that process. Currently, there is not a sufficient basis to predict the potential impact of such regulations on NGC.

     Wastes from the "processing" of ores and minerals (including refining wastes) at NGC's Nevada operations is subject to regulation under Subtitle C of RCRA. NGC recycles substantially all of the potentially hazardous secondary materials generated during refining operations in compliance with Subtitle C. Such compliance has not had, and is not expected to have, any material impact on NGC's operations.

     NGC's Nevada operations are subject to stringent state permitting regulations for protection of surface and groundwater, as well as wildlife. These regulations may require additional capital and operating expenditures for expansion of current operations and development of new projects and may increase closure and reclamation costs for pits, tailing impoundment and leaching facilities.

     Mining operations have the potential to produce fugitive dust emissions which are subject to regulation under the laws of the State of Nevada. The EPA's current regulations under the federal Clean Air Act exclude fugitive dust from surface mines in determining whether new or expanded sources need permits for construction under the regulations for prevention of significant deterioration of air quality. The 1990 amendments to the federal Clean Air Act could ultimately increase NGC's compliance costs for air pollution permitting and/or control, but the impact on NGC's mining operations is so dependent on future regulations and other contingencies that it cannot reasonably be predicted at this time.

ITEM 3.  LEGAL PROCEEDINGS

     In December 1983, the State of Colorado filed a lawsuit in the U.S. District Court for the District of Colorado under the Comprehensive Environmental Response Compensation and Liability Act of 1980 "CERCLA", 42 U.S.C. 9601 et seq., seeking clean-up and damages for alleged injury to natural resources due to releases of hazardous substances into the environment. This case, State of Colorado v. ASARCO, Inc., et al. (Civil Action No. 83-C-2388), was consolidated with another action, United States of America v. Apache Energy & Minerals, et al. (Civil Action No. 86-C-1676), which was filed August 6, 1986. Both cases involve allegations of environmental impairment in the vicinity of Leadville, Colorado, including the area of the operations and property of the Res-ASARCO Joint Venture which owns the Black Cloud Mine, the Yak Tunnel, and adjacent property, and seek remedial actions and damages from a number of defendants, including Newmont and NGC's wholly owned subsidiary, Resurrection Mining Company ("Resurrection"), which is a partner with ASARCO in the Res-ASARCO Joint Venture. In August, 1994, the Court entered a Partial Consent Decree between and among the United States, Newmont, Resurrection and certain defendants. The Partial Consent Decree obligates Resurrection to pay for and perform the cleanup of sources of contamination in various areas, pursuant to the Superfund administrative process. The precise cleanup remedy is subject to further investigation and study, EPA selection in accordance with Superfund and public comment. At this time, the precise remedy and cost have not been fixed. The proposed settlement also requires Resurrection to reimburse the governments for their past response costs. Further, Resurrection's cleanup and reimbursement obligations are subject to certain sharing percentages with at least one other defendant. The Partial Consent Decree does not resolve certain other potential liabilities, including liability for any natural resource damage and any groundwater or surface water contamination. See Note 14 to Item 8 -- "Financial Statements and Supplementary Data."

     On March 6, 1995, a class action complaint was filed in the U.S. District Court for the Southern District of Ohio against Newmont, Cyprus Foote Mineral Company and others. The complaint alleges that the named plaintiffs (Sue Ann Malernee and seven other individuals) and the putative class members have been exposed to certain allegedly radioactive or otherwise hazardous waste materials produced at a ferroalloy production plant in Guernsey County, Ohio. That plant was owned until 1987 by Foote Mineral Company, a former subsidiary of Newmont and predecessor to defendant Cyprus Foote. The complaint seeks recovery of response costs and establishment of a medical monitoring fund under CERCLA, 42 U.S.C. 9601 et seq. It also seeks compensatory damages under various tort law theories for, inter alia, diminution in property values, increased risk of physical injury and emotional distress. The amount of such damages are alleged to be $500 million. Punitive damages are sought against Newmont in the amount of approximately $63 million. Injunctive relief requiring defendants to remove the allegedly hazardous materials from the property of the plaintiffs is also requested. The Corporation is investigating this newly-filed action, and intends to vigorously contest all alleged liability in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1994.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Newmont's executive officers as of March 9, 1995 were:

          NAME              AGE                         OFFICE
------------------------    ---     -----------------------------------------------
Ronald C. Cambre            56      Chairman, President and Chief Executive Officer
Graham M. Clark, Jr.        49      Senior Vice President and General Counsel
Lawrence T. Kurlander       55      Senior Vice President, Administration
Wayne W. Murdy              50      Senior Vice President and Chief Financial
                                      Officer
David A. Baker(1)           40      Vice President, Environmental Affairs
Kenneth A. Brunk(1)         49      Vice President, Business Development
Marcel F. DeGuire(1)        45      Vice President, Project Development and
                                      Regional Director, Commonwealth of
                                      Independent States
Mary E. Donnelly(1)         43      Vice President, Government Relations
John A. S. Dow(1)           49      Vice President and Regional Director, Indonesia
                                      and Southeast Asia
Gary E. Farmar              41      Vice President and Controller
Eric Hamer(1)               52      Vice President, Indonesian Projects
Leonard Harris(1)           67      Vice President and Regional Director, South
                                      America
Donald G. Karras            41      Vice President, Taxes
Leendert G. Krol(1)         55      Vice President, Exploration
Michael G. Moran(1)         53      Vice President, Engineering Services
Jack H. Morris(1)           55      Vice President, Corporate Relations
W. James Mullin(1)          49      Vice President and Regional Director, Nevada
                                      Operations
Jean-Michael Rendu(1)       51      Vice President, Technical Services
Timothy J. Schmitt          52      Vice President, Secretary and Assistant General
                                      Counsel
Patricia A. Flanagan        36      Treasurer and Assistant Secretary

---------------

(1) Elected officer of NGC only.

     There are no family relationships by blood, marriage or adoption among any of the above executive officers of Newmont. All executive officers are elected annually by the Board of Directors or until their respective successors are chosen and qualify. There is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he or she was selected as an officer. Each executive officer of Newmont also serves as an executive officer of NGC.

     Mr. Cambre was elected Chairman of Newmont on November 16, 1994 (effective January 1, 1995), President on June 1, 1994 and Chief Executive Officer on September 23, 1993 (effective November 1, 1993). He served as Vice Chairman of Newmont from November 1, 1993 through December 31, 1994. Previously, he served as Vice President and Senior Technical Advisor to the office of the Chairman of Freeport-McMoRan Inc., a natural resources company, since 1988. He is also Chairman, President and Chief Executive Officer of NGC.

     Mr. Clark was elected a Senior Vice President of Newmont on September 11, 1991. He was designated General Counsel on October 26, 1988 (effective May 1,
1989) and elected a Vice President on December 17, 1986. Prior to his designation as General Counsel, Mr. Clark was Vice President and Western Regional Counsel of Newmont. He is also Senior Vice President and General Counsel of NGC.

     Mr. Kurlander was elected Senior Vice President, Administration of Newmont on March 16, 1994 (effective April 1, 1994). Previously, he served as Senior Vice President, Public Affairs and Government Affairs, for Nabisco International Inc. of RJR Nabisco, Inc., a consumer products company, since 1992. Prior to that he managed worldwide communications, state government affairs and worldwide security functions for American Express Company, a financial services company. He is also Senior Vice President, Administration of NGC.

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

     Mr. Baker was elected Vice President, Environmental Affairs of NGC on April 24, 1991 (effective March 11, 1991). Previously, he held various environmental positions with Newmont and NGC.

     Mr. Brunk was elected Vice President, Business Development of NGC on May 14, 1994. He had served as Vice President, Project Development of Newmont from April 24, 1991 (effective March 11, 1991) through May 13 1994. Previously, he was Vice President of NGC since December 16, 1987 serving in various senior capacities in operations and administration.

     Mr. DeGuire was elected a Vice President of NGC on May 14, 1994. He was designated Vice President, Project Development and Regional Director, Commonwealth of Independent States, in 1995. Previously, he served as Vice President, Project Development and Metallurgical Research since May 14, 1994. Prior to that he held various senior metallurgical research and environmental positions with Newmont and NGC for more than five years.

     Ms. Donnelly was elected Vice President, Government Relations of NGC on June 12, 1990. Prior to that date, she held various other government relations positions with Newmont and NGC.

     Mr. Dow was elected a Vice President of NGC on May 18, 1994 and subsequently was designated Regional Director, Indonesia and Southeast Asia. Previously he held various senior exploration positions with Newmont and its subsidiaries for more than five years.

     Mr. Farmar was elected a Vice President of Newmont on December 16, 1992 and Controller on October 30, 1991. He had served as Assistant Controller from January 28, 1989 through October 29, 1991. Previously, he served as Controller of Petro-Lewis Corporation, an independent oil and gas producer. He is also Vice President and Controller of NGC.

     Mr. Hamer was designated Vice President, Indonesian Projects, of NGC on January 1, 1994. Previously, he served as Vice President, Project Development from January 1, 1993 through December 31, 1993. He also served as Vice President and General Manager from October 30, 1991 to December 31, 1992 and as Vice President and Resident Manager since March 11, 1991 and as Vice President, Operations from October 31, 1988 to March 10, 1991.

     Mr. Harris was elected a Vice President, of NGC on May 18, 1994 and subsequently was designated Regional Director, South America. Previously he held various senior metallurgical and operations positions with NGC and NMC for more than five years.

     Mr. Karras has served as Vice President, Taxes of Newmont since November 9, 1992. Previously, he served as Director of Taxes of Kennecott Corporation, a natural resources company, for four years. He is also Vice President, Taxes of NGC.

     Mr. Krol has served as Vice President, Exploration of NGC since September 14, 1994. Previously, he served as Director of Foreign Exploration of NGC since May 1992. Prior to that he served as Director of Metallurgical Services of NGC since 1990.

     Mr. Moran was elected Vice President, Engineering Services of NGC on December 15, 1993 (effective January 17, 1994). Previously, he was employed by BHP Minerals International Inc., a natural resources company, for more than five years where he was responsible for the development and management of major construction projects.

     Mr. Morris was elected Vice President, Corporate Relations of NGC on March 16, 1994 (effective April 1, 1994). Previously, he served as Director of Investor Relations and Corporate Communications for Inland Steel Industries from 1990 to 1993.

     Mr. Mullin was designated Vice President and Regional Director, Nevada Operations, on May 14, 1994. Previously, he served as Vice President and General Manager of NGC since December 15, 1993. He also served as Acting General Manager of NGC from January 1, 1993 to December 14, 1993. Prior to that he held various senior operating positions with NGC.

     Mr. Rendu was designated Vice President, Technical Services, on January 19, 1995. Previously, he served as Vice President, Information Systems since November 26, 1991 and Vice President, Mine Engineering since March 11, 1991 having previously served as Vice President, Technical and Scientific Systems since October 31, 1988.

     Mr. Schmitt was elected a Vice President of Newmont on December 17, 1986 and was elected Secretary on May 25, 1988. He was designated Assistant General Counsel on October 30, 1991. He served as Controller from March 31, 1983 through October 29, 1991. He is also Vice President, Secretary and Assistant General Counsel of NGC.

     Ms. Flanagan was elected Treasurer of Newmont on December 16, 1992. Previously, she served as an Assistant Treasurer from November 1, 1988 through December 15, 1992. She was appointed Assistant Secretary on June 24, 1992. She is also Treasurer and Assistant Secretary of NGC.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Newmont's common stock is traded on the New York Stock Exchange. Newmont's stock prices in 1994 and 1993 (restated where applicable for the stock split, payable in the form of a stock dividend, declared on March 21, 1994) were:

                                                                 1994                      1993
                                                          -------------------       -------------------
                                                           HIGH         LOW          HIGH         LOW
                                                          ------       ------       ------       ------
    First quarter.......................................  $48.07       $40.67       $36.00       $29.63
    Second quarter......................................  $45.67       $37.63       $43.25       $32.13
    Third quarter.......................................  $46.75       $38.25       $47.13       $35.88
    Fourth quarter......................................  $45.50       $33.88       $46.38       $37.63

     On March 9, 1995, the approximate number of holders of record of Newmont's common stock was 6,040.

     A dividend of $0.12 per share of common stock outstanding was declared in each quarter of 1994 and 1993, or a total of $0.48 per share in each such year (in 1993 restated for the stock split). The determination of the amount of future dividends, however, will be made by Newmont's Board of Directors from time to time and will depend on the Corporation's future earnings, capital requirements, financial condition and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------------
                                          1994         1993         1992           1991       1990
                                       ----------   ----------   ----------      --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE)
Sales................................  $  597,370   $  628,809   $  605,897      $616,818   $674,894
                                        =========    =========    =========      ========   ========
Income from continuing operations
  before cumulative effects of
  changes in accounting principles...  $   76,121   $   94,669   $   90,621      $ 94,278   $168,497
Discontinued operations -- after
  tax................................          --           --           --            --    174,067
Cumulative effects of changes in
  accounting principles after tax....          --       38,470      (11,572)           --         --
                                       ----------   ----------   ----------      --------   --------
Net income...........................  $   76,121   $  133,139   $   79,049      $ 94,278   $342,564
                                        =========    =========    =========      ========   ========
Earnings per share:
  Income from continuing operations
     before cumulative effects of
     changes in accounting
     principles......................  $     0.70   $     0.92   $     1.04      $   1.11   $   1.99
  Income from discontinued
     operations -- after tax.........          --           --           --            --       2.06
  Cumulative effects of changes in
     accounting principles...........          --         0.45        (0.14)           --         --
                                       ----------   ----------   ----------      --------   --------
Net income...........................  $     0.70   $     1.37   $     0.90      $   1.11   $   4.05
                                        =========    =========    =========      ========   ========
Dividends declared per common
  share..............................  $     0.48   $     0.48   $     0.48      $   0.48   $   0.48
                                        =========    =========    =========      ========   ========
AT DECEMBER 31:

Total assets.........................  $1,656,657   $1,186,410   $1,236,304      $841,049   $963,596
Long-term debt, including
  current portion....................  $  593,634   $  192,000   $  265,689      $224,395   $414,228
Stockholders' equity.................  $  673,465   $  629,832   $  528,565(1)   $201,448   $109,572

---------------

(1) Includes the effect of the issuance of 2.875 million shares of $5.50 convertible preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Effective January 1, 1994, Newmont Gold Company ("NGC"), the principal producing operating subsidiary of Newmont Mining Corporation ("Newmont"), acquired essentially all of Newmont's assets (except for approximately 86 million shares of common stock of NGC held by Newmont) and assumed essentially all of Newmont's liabilities which it did not already own or have an interest in. In that the transaction occurred within Newmont's consolidated group, it had minimal impact on consolidated results of operations, liquidity and capital resources. Newmont's consolidated group is referred to hereafter as the "Corporation."

RESULTS OF OPERATIONS

     Before the cumulative effect of changes in accounting principles, the Corporation earned $76.1 million, or $0.70 per share, $94.7 million, or $0.92 per share, and $90.6 million, or $1.04 per share, in 1994, 1993 and 1992, respectively. The results for 1994 reflect an anticipated decline in production from the Carlin Trend area of Nevada and $36.1 million in charges related to environmental obligations, which were partially offset by a full year of equity income from NGC's 38% interest in Minera Yanacocha, S.A. ("Minera Yanacocha"), a Peruvian entity, and a $16.2 million tax benefit for the resolution of certain tax issues associated with prior years. During 1993, the Corporation sold its remaining interest in Newcrest Mining Limited for $67.0 million and recognized an after-tax gain of $19.3 million ($29.6 million before-tax) or $0.22 per share. The Corporation recognized the cumulative effect of a change in accounting principle in 1993 and 1992. In 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which resulted in a cumulative benefit of $38.5 million, or $0.45 per share. Further information about this change in accounting for income taxes can be found in Note 6 to Item 8 -- "Financial Statements and Supplementary Data." In 1992, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," which resulted in a cumulative charge of $11.6 million, or $0.14 per share. Further information about this accounting change is included in Note 9 to Item
8 -- "Financial Statements and Supplementary Data."

     The Corporation's sales revenues in the past three years are derived entirely from gold production on the Carlin Trend. Carlin Trend gold production was 1,555,300 ounces, 1,674,200 ounces and 1,598,900 ounces in 1994, 1993 and
1992, respectively. The average gold price per ounce received by the Corporation in 1994 was $384. In 1993 and 1992, the Corporation hedged a portion of this production through a gold loan and in 1992 it also used additional hedging instruments. As a result, the Corporation realized per ounce prices on its production of $376 and $379 in 1993 and 1992, respectively, compared to average market per ounce prices of $361 and $344 for the same respective years. No production in 1994 was hedged. However, in 1994, the Corporation entered into several hedging transactions that begin in January 1996 and continue through December 2000 for future production from its Minahasa property in Indonesia. These transactions consist of forward sales of 125,000 ounces per year at an average price of $454 an ounce, plus the Corporation will receive 40% of the difference in the market price above the forward sale price. The Corporation may enter into additional hedging transactions in the future.

     The effects on sales revenues of the changes in the average annual gold price received and annual production levels between years are reflected in the following table (in thousands):

                                                                 1994 VS. 1993     1993 VS. 1992
                                                                 -------------     -------------
    Increase (decrease) in sales revenue due to:
      Gold price...............................................    $  13,203          $(5,607)
      Production...............................................      (44,642)          28,519
                                                                 -------------     -------------
              Total............................................    $ (31,439)         $22,912
                                                                  ==========       ==========

     The anticipated decline in production from Carlin was the result of the shutdown of three mills, the largest of which was closed to accommodate the start-up of the new refractory ore treatment plant. This plant was expected to reach full capacity in 1994, but because of a crack that occurred in a weld of a riding ring of the double rotator mill and an electrostatic precipitator fire, the plant has been able to operate at only partial capacity. The Corporation expects the plant to reach full capacity by mid-1995. The Corporation has targeted 1995 Carlin production at approximately 1.6 million ounces and expects to maintain this level of production until the deeper and higher grade portions of the Post deposit are mined, which is expected in 1997.

     The Corporation expects that Carlin production will be augmented in 1995 with production from the Zarafshan-Newmont Joint Venture ("Zarafshan-Newmont"), which is a 50%-50% joint venture between NGC and two Uzbekistan governmental entities. Zarafshan-Newmont will leach low grade oxide ore to produce gold from existing stockpiles from the Muruntau mine in Uzbekistan. This project, which is expected to cost approximately $220 million, is anticipated to commence production in mid-1995 at an annual rate of

450,000 ounces, or 225,000 ounces attributable to NGC's interest. Operating costs, excluding depreciation, depletion and amortization ("DD&A"), are anticipated to be about $150 per ounce.

     The Corporation also expects that its production will be further augmented beginning in early 1996 with production from the Minahasa project, located in Indonesia. Construction of the project commenced in the third quarter of 1994 and is expected to cost $130 million. Production is expected to begin at initial total annual rates of 140,000 ounces. Initial operating costs, excluding DD&A, are anticipated to be $200 per ounce. NGC has an 80% interest in this project and is the operator.

     In addition to these two projects, NGC has a 38% interest in Minera Yanacocha, a Peruvian entity, which a NGC subsidiary manages and which is accounted for as an equity investment. Minera Yanacocha produced 304,600 ounces, or 115,700 equity ounces in 1994 at operating costs, excluding DD&A, of $137 per ounce of gold produced. Production commenced in August 1993 and 81,500 ounces, or approximately 31,000 equity ounces were produced at operating costs, excluding DD&A, of $151 per ounce. Production is expected to increase to 450,000 ounces, or 171,000 equity ounces in 1995 as a second deposit is mined for the full year. Operating costs per ounce are expected to increase slightly in 1995 primarily due to mining lower grade and harder to process ore. Nevertheless, equity income is expected to increase in 1995 due to Minera Yanacocha's rising production.

     As with sales revenues, costs applicable to sales and DD&A for the last three years are almost entirely attributable to the Carlin operations. Costs applicable to sales consist primarily of production costs and royalties, and on a per ounce of production basis were as follows for the last three years:

                                                                    1994     1993     1992
                                                                    ----     ----     ----
    Production costs..............................................  $179     $165     $162
    Royalties.....................................................    25       28       29
    Other.........................................................     6        6        7
                                                                    ----     ----     ----
              Total...............................................  $210     $199     $198
                                                                    ====     ====     ====

     Production costs consist principally of charges for mining ore and waste associated with current period production and processing ore through milling and leaching facilities. Total production costs increased slightly in 1994 to $277.8 million from $275.0 million in 1993 despite lower gold production which resulted in a $14 increase in per ounce costs. This increase is the result of higher milling and leaching costs incurred during 1994 as the refractory ore treatment plant began operations at less than full capacity, as well as processing ore that is mined from deeper areas of the open-pit mines, which is more difficult to process. However, these cost increases were substantially offset by lower mining costs which resulted from a decrease in tons mined. The 1993 production costs increased over 1992 costs of $256.9 million due primarily to increased tons mined and processed. Tons mined, excluding tons attributable to capitalized mining costs discussed below, were 171 million, 190 million and 147 million in 1994, 1993 and 1992, respectively.

     In addition to the production costs expensed, NGC is capitalizing a portion of mining costs associated with its Post deposit. This deposit is being mined under a joint mining agreement signed in December 1992 between NGC and Barrick Goldstrike Mines, Inc. ("Barrick"). Under the agreement, Barrick, which has a separate and distinct interest in the same ore body, mines the deposit and charges NGC on a basis that will result in both companies ultimately bearing the same cost per contained ounce of gold mined. Since a significant portion of NGC's contained ounces in this deep deposit are not expected to be mined for at least two years, the mining costs are being capitalized and will be matched against the revenue from the ounces when they are produced. Such costs were $33.2 million, $23.6 million and $5.2 million in 1994, 1993 and 1992, respectively. These capitalized costs are expected to increase in 1995 due to elevated mining rates for this deposit and capitalized costs for other deposits NGC will begin mining that have diverse waste-to-ore ratios.

     Royalty costs were $38.7 million in 1994, $47.6 million in 1993 and $46.6 million in 1992. The decrease between 1994 and 1993 is due to lower production from royalty burdened ore, which reduced royalty costs by $11.8 million, partially offset by an increase in the average gold price which increased royalties by $2.9 million.

The increase in royalty costs in 1993 from 1992 was not significant. Royalty costs are expected to increase in 1995 due to processing more royalty burdened ore.

     Costs applicable to sales per ounce remained fairly constant between 1992 and 1993, but increased in 1994 due to treating more difficult to process ores. These per ounce costs for Carlin production are expected to increase in the early part of 1995, then decline as the refractory ore treatment plant, which treats higher grade ores, achieves full operation, resulting in a slightly higher per ounce cost for 1995 over 1994. On a consolidated basis, the Corporation's costs applicable to sales per ounce should be favorably impacted as production from Zarafshan-Newmont begins.

     DD&A was $91.1 million, $110.0 million and $98.8 million in 1994, 1993 and 1992, respectively. The decrease between 1994 and 1993 is primarily due to lower depreciation attributable to the mills associated with Carlin operations, as three were shutdown during the year. The increase between 1993 and 1992 was primarily due to a higher level of property, plant and equipment in service. With the refractory ore treatment plant reaching full capacity, DD&A is expected to increase in 1995.

     Exploration expenses were $69.2 million for 1994 compared to $52.7 million in 1993 and $52.0 million in 1992. The increase in exploration expense in 1994 over the 1993 amount reflects an increase in exploration efforts primarily in Indonesia and South America. Exploration expense is expected to decline in 1995.

     In 1992, the Corporation acquired the Grassy Mountain project in Oregon for $30.0 million. The Corporation had included in its reserve figures 996,000 contained ounces of reserves related to this project. Work was halted on this project for most of 1994 when a referendum was placed on the Oregon ballot which, if passed, would have effectively prevented open-pit mining in the state. The referendum was defeated in November 1994 and the Corporation resumed studies to determine how the deposit can be economically mined. As a result of additional work, the current interpretation of the ore body is that gold is in high grade pods rather than disseminated. This type of ore body, if confirmed, would likely result in an underground project. However, given the state of the study at year end 1994, the ore body no longer meets the standard to be classified as a proven and probable reserve. At December 31, 1994, $33.8 million of costs were capitalized on the Corporation's balance sheet related to this project. In addition, at the end of 1994, the Corporation had $19.0 million of costs capitalized related to the Ivanhoe Joint Venture exploration property, on which exploration results have thus far been disappointing.

     General and administrative expense ("G&A") was $41.9 million in 1994 compared to $35.8 million in 1993 and $35.4 million in 1992. The increase in the G&A in 1994 reflects the increased international focus of the Corporation's operations in that the Corporation provides extensive management oversight and technical expertise to its overseas operations. The 1994 level of G&A expense is expected to continue in 1995.

     Interest expense was $29.5 million for 1994. Of this amount, $19.7 million was capitalized as a result of major construction projects at the Carlin operations, primarily the refractory ore treatment plant, as well as the processing plant in Uzbekistan and mine development in Indonesia. The 1993 interest expense was $20.9 million with capitalized interest of $8.5 million and the 1992 interest expense was $17.0 million with capitalized interest of $2.4 million. The increase in the 1994 interest expense over the 1993 and 1992 amounts is the result of higher debt balances in 1994. Interest expense is expected to increase in 1995 due to higher average debt balances, and capitalized interest is expected to decrease due to the completion of the refractory ore treatment plant which occurred at the end of 1994 and completion of the Zarafshan-Newmont project which is expected to occur by mid-1995.

     Dividends, interest and other income was $22.3 million for 1994, $20.0 million for 1993 and $18.5 million for 1992. The 1994 amount reflects $9.2 million for business interruption insurance recorded for the delayed start-up of the refractory ore treatment plant offset by lower interest income due to lower cash balances throughout 1994 compared to 1993 and 1992 and lower dividends from investments in 1994.

     Other expenses were $42.7 million, $14.2 million and $3.2 million in 1994, 1993 and 1992, respectively. Other expenses reflect a charge of $36.1 million and $6.0 million in 1994 and 1993, respectively, related to environmental obligations associated with former mining activities discussed in Note 14 to
Item 8 -- "Financial Statements and Supplementary Data." Included in the 1994 amount is a valuation allowance of

$20.0 million that was made against receivables from insurance companies for recoveries related to such environmental obligations. The Corporation recorded the valuation allowance after discussions with new lead counsel regarding its review of the litigation with the insurance companies and due to the absence of expected settlement discussions. The valuation allowance resulted in a net receivable balance from insurance companies of approximately $17 million at December 31, 1994. Subsequent to December 31, 1994, settlement in the insurance litigation was reached enabling the Corporation to realize the receivable. Settlement discussions continue with respect to some of the litigation. The Corporation intends to vigorously pursue its claims under the remaining litigation and believes that it is reasonably possible that additional amounts will be recovered. Since the actual cash payments for the environmental obligations are expected to occur over a number of years, such cash requirements are not expected to have a significant negative impact on the Corporation's liquidity. The Corporation made payments of $14.5 million, $12.6 million and $13.7 million in 1994, 1993 and 1992, respectively, with respect to these environmental obligations and expects to pay approximately $16 million of such costs in 1995. For these liabilities, $64.3 million had been accrued at December 31, 1994. Because of the uncertain nature of these liabilities, the Corporation estimates that it is reasonably possible that the ultimate liability may be as much as 65% greater or 15% lower than the amount accrued at December 31, 1994. Absent concurrent insurance recoveries, on-going cash payments will be funded out of operating cash flows and/or borrowings. The Corporation continuously monitors and reviews its environmental obligations, and although the Corporation believes that it has adequately accrued for such costs, as additional facts become known, additional provisions may be required. Other expenses in 1993 also reflect $3.5 million of costs of the transaction with NGC discussed in Note 2 to
Item 8 -- "Financial Statements and Supplementary Data."

     In 1994, the Corporation recognized an income tax benefit of $16.2 million resulting from the resolution of certain tax issues associated with prior years. This, in addition to the benefits of percentage depletion on significantly lower pre-tax financial income, contributed to an overall effective tax rate benefit for 1994 compared to effective tax rate charges recognized in 1993 and 1992.

     General inflation over the past three years has not had a material effect on the Corporation's cost of doing business and is not expected to have a material effect in the foreseeable future. Changes in the price received for gold will impact the Corporation's revenue stream, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

     During 1994, the Corporation's cash outlays included $402.0 million for capital expenditures, of which $178.0 was for the refractory ore treatment plant, $62.6 million was for Zarafshan-Newmont and $24.6 million was for the Minahasa projects. In addition, $57.3 million in common and preferred stock dividends were paid. These outlays were funded through $401.6 million of net borrowings (of which $349.1 million was from the sale and leaseback of the refractory ore treatment plant) and $137.1 million of cash provided by operating activities.

     Approximately $300 million is expected to be spent on capital projects in 1995. Carlin Trend expenditures of approximately $170 million will represent increases in capitalized mining costs and underground development. Capital funds of approximately $25 million and $90 million will also be required for the completion of the Zarafshan-Newmont and Minahasa projects, respectively.

     Cash on hand at December 31, 1994 of $160.6 million, operating cash flow, unused bank credit lines of $400 million and expected additional borrowings by Zarafshan-Newmont ($15 million to the Corporation's share) will be used to fund the Corporation's capital investment programs and other cash requirements. Newmont and NGC have also filed shelf registration statements with the Securities and Exchange Commission covering the issuance of $300 million in equity securities and $150 million in non-convertible debt securities, respectively. There are no present plans to issue these securities. The Corporation expects to fund maturities of its debt through operating cash flow and/or by refinancing the debt as it becomes due.

     Of the Corporation's $402.0 million in capital expenditures in 1994, it is estimated that approximately $94 million was required to comply with environmental regulations. The Corporation estimates that in 1995 approximately $25 million to $30 million will be spent for capital expenditures to comply with environmental regulations. A significant portion of these 1994 expenditures are related to the refractory ore treatment plant.

After 1995, environmental capital expenditures are not expected to be more than approximately $20 million, annually. The ongoing costs to comply with environmental regulations are not a significant portion of the Corporation's operating costs. The Corporation provides for future reclamation and mine closure costs on a unit-of-production basis. The annual accrual for costs associated with current operations has not been significant. The Corporation reviews the adequacy of its reclamation and closure reserves in light of current laws and regulations and makes provisions as necessary. In addition, periodic internal environmental audits are conducted to evaluate environmental compliance. Cash flow from the Corporation's operations and salvage values are expected to provide funding for reclamation and closure costs. The Corporation believes that its current operations are in compliance with applicable laws and regulations designed to protect the public health and environment.

     Accounts receivable increased by $30.2 million between December 31, 1993 and December 31, 1994 primarily as a result of reclassifying $16.7 million from non-current other assets for insurance recoveries related to environmental obligations associated with former mining activities and recording a receivable for business interruption insurance related to start-up problems of the refractory ore treatment plant discussed in "Results of Operations." Collections on both receivables were made in early 1995. Other current assets increased between December 31, 1993 and December 31, 1994 by $16.7 million due primarily to increases in prepaid taxes.

     Accounts payable increased between December 31, 1993 and December 31, 1994 by $14.8 million primarily due to timing of vendor payments. Other accrued liabilities increased over the same time period due primarily to a $16.5 million increase in accruals for exploration and capital projects in Indonesia and an increase of $8.8 million for current expenditures for remediation work related to former mining activities.

     The decrease in minority interest in subsidiaries is primarily a result of the transaction with NGC discussed in Note 2 to Item 8 -- "Financial Statements and Supplementary Data." In that approximately $203 million of net liabilities were assumed by NGC, this decrease was partially offset by the minority interest in NGC increasing from 9.9% to 10.8%. The net decrease was offset by a like increase to retained earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Newmont Mining Corporation:

     We have audited the accompanying consolidated balance sheets of Newmont Mining Corporation (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related statements of consolidated income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newmont Mining Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

     As discussed in Note 6 to the consolidated financial statements, effective January 1, 1993, the Corporation changed its method of accounting for income taxes. In addition, as discussed in Note 9 to the consolidated financial statements, effective January 1, 1992, the Corporation changed its method of accounting for postretirement benefits other than pensions.

                                            /s/ ARTHUR ANDERSEN LLP
                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
March 14, 1995.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994         1993         1992
                                                             --------     --------     --------
Sales and other income
  Sales....................................................  $597,370     $628,809     $605,897
  Dividends, interest and other............................    22,316       19,976       18,461
  Gain on disposition of securities........................        --       29,607           --
                                                             --------     --------     --------
                                                              619,686      678,392      624,358
                                                             --------     --------     --------
Costs and expenses
  Costs applicable to sales................................   326,385      333,541      316,180
  Depreciation, depletion and amortization.................    91,115      110,000       98,760
  Exploration..............................................    69,151       52,694       51,993
  General and administrative...............................    41,892       35,849       35,393
  Interest, net of amounts capitalized.....................     9,823       12,393       14,555
  Other....................................................    42,655       14,230        3,238
                                                             --------     --------     --------
                                                              581,021      558,707      520,119
                                                             --------     --------     --------
Equity in income (loss) of affiliated companies............    15,395        5,001       (2,821)
                                                             --------     --------     --------
Pretax income before cumulative effect of changes in
  accounting principles....................................    54,060      124,686      101,418
Income tax benefit (provision).............................    29,334      (18,565)      (2,778)
Minority interest in income of Newmont Gold Company........     7,273       11,452        8,019
                                                             --------     --------     --------
Income before cumulative effect of changes in
  accounting principles....................................    76,121       94,669       90,621
Cumulative effect of changes in accounting principles, net
  of income tax benefit of $5,962 in 1992..................        --       38,470      (11,572)
                                                             --------     --------     --------
Net income.................................................    76,121      133,139       79,049
Preferred stock dividends..................................    15,813       15,910        1,747
                                                             --------     --------     --------
Net income applicable to common shares.....................  $ 60,308     $117,229     $ 77,302
                                                             ========     ========     ========
Income (loss) per common share:
  Before cumulative effect of changes in accounting
     principles............................................  $   0.70     $   0.92     $   1.04
  Cumulative effect of changes in accounting principles....        --         0.45        (0.14)
                                                             --------     --------     --------
  Net income per common share..............................  $   0.70     $   1.37     $   0.90
                                                             ========     ========     ========

        The accompanying notes are an integral part of these statements.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                           AT DECEMBER 31,
                                                                      -------------------------
                                                                         1994           1993
                                                                      ----------     ----------
ASSETS

Cash and cash equivalents...........................................  $  160,637     $   69,750
Short-term investments..............................................      13,438         18,709
Accounts receivable.................................................      37,597          7,416
Inventories.........................................................     130,931        122,246
Other...............................................................      27,531         10,843
                                                                      ----------     ----------
  Current assets....................................................     370,134        228,964
Property, plant and mine development, net...........................   1,119,286        794,530
Other...............................................................     167,237        162,916
                                                                      ----------     ----------
          Total assets..............................................  $1,656,657     $1,186,410
                                                                       =========      =========

LIABILITIES

Short-term debt.....................................................  $   15,739     $   15,739
Accounts payable....................................................      32,723         17,937
Other accrued liabilities...........................................     104,753         76,358
                                                                      ----------     ----------
  Current liabilities...............................................     153,215        110,034
Long-term debt......................................................     593,634        192,000
Reclamation and remediation liabilities.............................      66,760         71,093
Other long-term liabilities.........................................      90,097         92,040
                                                                      ----------     ----------
          Total liabilities.........................................     903,706        465,167
                                                                      ----------     ----------
Minority interest in Newmont Gold Company...........................      79,486         91,411
                                                                      ----------     ----------
Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock -- $5.00 par value; 5,000 shares authorized; 2,875 shares issued of $5.50 convertible (aggregate liquidation
  preference $287,500)..............................................      14,375         14,375
Common stock -- $1.60 par value; 120,000 shares authorized; 86,804 and 86,698 issued, less 724 and 902 treasury shares,
  respectively......................................................     137,728        137,274
Capital in excess of par value......................................     302,800        293,031
Retained earnings...................................................     218,562        185,152
                                                                      ----------     ----------
          Total stockholders' equity................................     673,465        629,832
                                                                      ----------     ----------
          Total liabilities and stockholders' equity................  $1,656,657     $1,186,410
                                                                       =========      =========

        The accompanying notes are an integral part of these statements.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED CHANGES
                            IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                                      CAPITAL
                                                                                         IN
                                                                                       EXCESS
                                               PREFERRED STOCK      COMMON STOCK         OF
                                               ----------------   -----------------     PAR      RETAINED
                                               SHARES   AMOUNT    SHARES    AMOUNT     VALUE     EARNINGS
                                               ------   -------   ------   --------   --------   --------
Balance at December 31, 1991.................     --    $    --   67,790   $108,463   $ 16,814   $ 76,171
  Preferred stock issued.....................  2,875     14,375       --         --    265,436         --
  Stock options exercised....................     --         --      358        573     12,905         --
  Common stock issued from treasury..........     --         --        1          2          8         --
  Net income.................................     --         --       --         --         --     79,049
  Common stock dividends -- $0.48 per
     share...................................     --         --       --         --         --    (40,816)
  Preferred stock dividends -- $5.50 per
     share, pro rata.........................     --         --       --         --         --     (1,747)
  Minimum pension liability adjustment.......     --         --       --         --         --     (2,668)
                                               ------   -------   ------   --------   --------   --------
Balance at December 31, 1992.................  2,875     14,375   68,149    109,038    295,163    109,989
  Stock options exercised....................     --         --      350        560     14,913         --
  Common stock issued from treasury,
     primarily for stock options exercised...     --         --      242        388     10,243         --
  Net income.................................     --         --       --         --         --    133,139
  Common stock dividends -- $0.48 per
     share...................................     --         --       --         --         --    (41,019)
  Preferred stock dividends -- $5.50 per
     share...................................     --         --       --         --         --    (15,910)
  Minimum pension liability adjustment.......     --         --       --         --         --     (1,047)
  1.2481 shares for 1 share stock split
     declared March 21, 1994.................     --         --   17,055     27,288    (27,288)        --
                                               ------   -------   ------   --------   --------   --------
Balance at December 31, 1993.................  2,875     14,375   85,796    137,274    293,031    185,152
  Transaction with NGC (Note 2)..............     --         --       --         --         --     14,069
  Stock options exercised....................     --         --      106        169      3,065         --
  Common stock issued from treasury,
     primarily for stock options exercised...     --         --      178        285      6,704         --
  Net income.................................     --         --       --         --         --     76,121
  Common stock dividends -- $0.48 per
     share...................................     --         --       --         --         --    (41,452)
  Preferred stock dividends -- $5.50 per
     share...................................     --         --       --         --         --    (15,813)
  Minimum pension liability adjustment.......     --         --       --         --         --        835
  Other......................................     --         --       --         --         --       (350)
                                               ------   -------   ------   --------   --------   --------
Balance at December 31, 1994.................  2,875    $14,375   86,080   $137,728   $302,800   $218,562
                                               =====    =======   ======   ========   ========   ========

        The accompanying notes are an integral part of these statements.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1994          1993          1992
                                                          ---------     ---------     ---------
Operating activities
  Net income............................................  $  76,121     $ 133,139     $  79,049
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization...........     91,115       110,000        98,760
     Undistributed earnings of affiliates...............    (14,553)       (4,928)           --
     Minority interest, net of distributions............      1,318        11,229         7,500
     Deferred taxes.....................................    (28,052)      (65,774)      (30,605)
     Gain on securities.................................         --       (29,607)           --
     Debt repayment at less than monetized amount.......         --       (23,508)      (26,039)
                                                          ---------     ---------     ---------
                                                            125,949       130,551       128,665
     (Increase) decrease in operating assets:
       Accounts receivable..............................      9,970          (809)       (6,533)
       Inventories......................................    (13,336)      (46,062)       14,105
       Other assets.....................................     (5,032)        1,407       (13,670)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses............     24,868        (7,592)      (16,933)
       Other liabilities................................     (3,378)      (19,571)       29,157
     Other operating....................................     (1,950)       (1,925)        3,510
                                                          ---------     ---------     ---------
Net cash provided by operating activities...............    137,091        55,999       138,301
                                                          ---------     ---------     ---------
Investing activities
  Additions to property, plant and mine development.....   (402,030)     (235,314)     (212,701)
  Proceeds from sales of securities and maturities of
     short-term investments.............................     13,888        88,189        18,264
  Purchase of short-term investments....................     (8,617)      (16,845)      (19,664)
  Non-capital investment in joint venture...............    (14,675)      (23,196)       (1,887)
  Other.................................................     10,262        10,653         6,492
                                                          ---------     ---------     ---------
Net cash used in investing activities...................   (401,172)     (176,513)     (209,496)
                                                          ---------     ---------     ---------
Financing activities
  Short-term borrowings.................................         --         4,798            28
  Proceeds from long-term borrowings....................    528,634        15,000       177,000
  Repayments of long-term borrowings....................   (127,000)      (88,689)      (86,157)
  Proceeds from issuance of common stock................     10,599        26,104        13,488
  Proceeds from issuance of preferred stock.............         --            --       279,811
  Dividends paid on common stock........................    (41,452)      (41,019)      (40,816)
  Dividends paid on preferred stock.....................    (15,813)      (16,954)           --
                                                          ---------     ---------     ---------
Net cash provided by (used in) financing activities.....    354,968      (100,760)      343,354
                                                          ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents....     90,887      (221,274)      272,159
Cash and cash equivalents at beginning of year..........     69,750       291,024        18,865
                                                          ---------     ---------     ---------
Cash and cash equivalents at end of year................  $ 160,637     $  69,750     $ 291,024
                                                          =========     =========     =========

See Note 13 for supplemental cash flow information.

        The accompanying notes are an integral part of these statements.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Newmont Mining Corporation and its more than 50% owned subsidiaries (collectively, the "Corporation"). The Corporation also includes its pro rata share of assets, liabilities and operations for joint ventures in which it has an interest. All significant intercompany balances and transactions have been eliminated. The Corporation's principal subsidiary is Newmont Gold Company ("NGC"), which is approximately 89% owned.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of all cash balances and highly liquid investments with a maturity of three months or less. Excess cash balances are primarily invested in U.S. Treasury bills with lesser amounts invested in high quality commercial paper and time deposits.

INVESTMENTS

     Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." There was no impact on the Corporation's financial position as the related investments are considered to be classified as held to maturity.

     Short-term investments are carried at cost, which approximates market, and include Eurodollar government and corporate obligations rated AA or higher. At December 31, 1994 and 1993, approximately $6.9 million and $8.0 million, respectively, of such investments were secured by letters of credit.

     Investments in companies in which the Corporation's ownership is 20% to 50% are accounted for by the equity method of accounting.

     Investments in companies owned less than 20% are recorded at the lower of cost or net realizable value and income from such investments is recorded when dividends are paid.

INVENTORIES

     Ore and in-process inventories and materials and supplies are stated at the lower of average cost or net realizable value. Precious metals are stated at market value.

     Non-current inventories are stated at the lower of average cost or net realizable value and represent ore-in-stockpiles from which no material is expected to be processed for more than one year after the balance sheet date.

PROPERTY, PLANT AND MINE DEVELOPMENT

     Expenditures for new facilities or expenditures which extend the useful lives of existing facilities are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives of such facilities, which range from two to twenty-one years.

     Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized. Such costs, and estimated future development costs, are amortized using a unit-of-production method over the estimated life of the ore body. On-going development expenditures to maintain production are generally charged to operations as incurred.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

     Significant payments related to the acquisition of exploration interests are capitalized. If a mineable ore body is discovered, such costs are amortized using a unit-of-production method. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

     Interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until operations commence.

     Gains or losses from normal sales or retirements of assets are included in other income or expense.

MINING COSTS

     In general, mining costs are charged to operations as incurred. Due to the diverse waste-to-ore ratios encountered in mining certain of the Corporation's deposits, mining costs for the deposits, to the extent they do not relate to current production, are capitalized and then charged to operations when the applicable gold is produced.

RECLAMATION AND MINE CLOSURE COSTS

     Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements and are accrued and charged over the expected operating lives of the Corporation's mines using a unit-of-production method.

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

     This generates a net deferred income tax liability or net deferred income tax asset for the Corporation for the year, as measured by the statutory tax rates in effect as enacted. The Corporation then derives its deferred income tax charge or benefit by recording the change in the net deferred income tax liability or net deferred income tax asset balance for the Corporation for the year.

GOLD HEDGING ACTIVITIES

     The Corporation may enter into gold loans, options contracts and forward sales contracts to hedge the effect of price changes on the gold it produces. Gains and losses realized on such instruments, as well as any cost or revenue associated therewith, are recognized in sales when the related production is delivered.

EARNINGS PER COMMON SHARE

     Earnings per common and common equivalent share are based on the sum of the weighted average number of common shares outstanding during each period and the assumed exercise of stock options having exercise prices less than the average market prices of the common stock during the period using the treasury stock method. The convertible preferred shares are not common stock equivalents and were anti-dilutive for

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

1994, 1993 and 1992. The weighted average number of shares used in the earnings per share calculations were 86.1 million, 85.5 million and 85.0 million in 1994, 1993 and 1992, respectively.

RECLASSIFICATIONS

     Certain amounts in prior years have been reclassified to conform to the 1994 presentation.

(2) TRANSACTION WITH NEWMONT GOLD COMPANY

     Effective January 1, 1994, NGC acquired essentially all of the Corporation's non-NGC assets and assumed essentially all of the Corporation's non-NGC liabilities. As part of the transaction, the Corporation transferred 8,649,899 shares of NGC stock to NGC, reducing the Corporation's interest in NGC to 89.2% from 90.1%. The result of the transaction is that the common shareholders of both entities have interests in the same assets and liabilities. Furthermore, the Corporation declared a 1.2481 shares to 1 share stock split on March 21, 1994 which resulted in per share earnings of the two entities being comparable. All relevant share and per share information reflects this split.

     The transfer of assets, NGC common stock and liabilities to NGC was recorded at historical cost since the transaction was between entities under common control. As a result of the transaction, consolidated retained earnings increased approximately $14 million and the minority interest in NGC decreased by a like amount since net liabilities with a historical cost of approximately $203 million were transferred to NGC, offset partially by the Corporation's decrease in ownership of NGC.

(3) INVENTORIES

                                                                        AT DECEMBER 31,
                                                                    -----------------------
                                                                      1994           1993
                                                                    --------       --------
                                                                        (IN THOUSANDS)
    Current:
      Ore and in-process inventories............................    $ 62,196       $ 55,874
      Precious metals...........................................      34,536         38,090
      Materials and supplies....................................      31,533         25,907
      Other.....................................................       2,666          2,375
                                                                    --------       --------
                                                                    $130,931       $122,246
                                                                    ========       ========
    Non-current:
      Ore-in-stockpiles (included in other assets)..............    $ 33,051       $ 28,303
                                                                    ========       ========

(4) PROPERTY, PLANT AND MINE DEVELOPMENT

                                                                       AT DECEMBER 31,
                                                                  -------------------------
                                                                     1994           1993
                                                                  ----------     ----------
                                                                       (IN THOUSANDS)
    Land and mining claims......................................  $   70,884     $   68,755
    Buildings and equipment.....................................   1,212,738        784,071
    Mine development............................................     231,468        202,814
    Construction-in-progress....................................     145,608        232,693
                                                                  ----------     ----------
                                                                   1,660,698      1,288,333
    Accumulated depreciation, depletion and amortization........    (603,350)      (522,556)
    Capitalized mining costs....................................      61,938         28,753
                                                                  ----------     ----------
                                                                  $1,119,286     $  794,530
                                                                   =========      =========

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

(5) OTHER ACCRUED LIABILITIES

                                                                       AT DECEMBER 31,
                                                                   -----------------------
                                                                     1994           1993
                                                                   --------        -------
                                                                       (IN THOUSANDS)
    Plant and equipment..........................................  $ 33,819        $20,340
    Payroll and related benefits.................................    17,006         14,960
    Reclamation and remediation..................................    15,900          8,399
    Other........................................................    38,028         32,659
                                                                   --------        -------
                                                                   $104,753        $76,358
                                                                   ========        =======

(6) INCOME TAXES

     SFAS 109 requires that, effective January 1, 1993, the Corporation account for income taxes under the liability method, rather than the deferred method required previously under APB 11. The cumulative effect of this change in accounting for income taxes was to increase the Corporation's 1993 earnings $38.5 million, or $0.45 per share, attributable to fiscal years prior to 1993.

     Under SFAS 109, the Corporation must establish deferred income tax liabilities and deferred income tax assets when temporary differences arise between the financial reporting basis and the income tax basis of the Corporation's liabilities and assets as measured by the statutory rates in effect as enacted.

     The Corporation's deferred income tax assets include certain future tax benefits such as net operating losses or tax credit carryforwards. The Corporation must record a valuation allowance against any portion of those deferred income tax assets which it believes it will more likely than not fail to realize.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

     Worldwide components of the Corporation's resulting deferred income tax (liabilities) and assets are as follows (in thousands):

                                                                        AT DECEMBER 31,
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
    Deferred tax liabilities:
      Accelerated tax depreciation.................................  $(45,165)    $(40,940)
      Capitalized interest.........................................    (9,892)      (2,095)
      Mine development costs.......................................    (8,444)     (11,738)
      Depletion of the cost of land and mining claims..............    (3,589)      (4,278)
      Other........................................................      (722)      (3,734)
                                                                     --------     --------
         Gross deferred tax liabilities............................   (67,812)     (62,785)
                                                                     --------     --------
    Deferred tax assets:
      Investments in subsidiaries and affiliates not consolidated
         for tax purposes..........................................    47,603       38,511
      Exploration costs............................................    19,956       20,102
      Alternative minimum tax credit carryforward..................    19,616        1,286
      Reclamation costs............................................    11,353        6,282
      Retiree benefit costs........................................     8,857        7,774
      Deferred gain on interest rate hedges........................     3,798           --
      Relocation/reorganization costs..............................     3,407        4,302
      Capitalized inventory costs..................................     3,270        6,471
      Other........................................................     2,147        1,118
                                                                     --------     --------
         Gross deferred tax assets.................................   120,007       85,846
                                                                     --------     --------
      Valuation allowance for deferred tax assets..................    (8,857)      (7,774)
                                                                     --------     --------
      Net deferred tax assets......................................  $ 43,338     $ 15,287
                                                                     ========     ========

     Based upon its estimate of future operations and tax planning strategies, the Corporation believes that it more likely than not will utilize $111.2 million of the $120.0 million of gross deferred income tax assets at December 31, 1994, reflecting a valuation allowance of $8.8 million and a net increase of $1.1 million from December 31, 1993's valuation allowance.

     The Corporation gives no outright assurance that it will generate sufficient taxable income to fully realize the $111.2 million of gross deferred income tax assets at December 31, 1994. Rather, the Corporation's future levels of taxable income will depend, in part, upon gold prices, general economic conditions and other factors beyond the Corporation's control.

     The Corporation's pre-tax financial statement income (loss) before minority interest in NGC and the cumulative effect of changes in accounting principles consists of (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
    Domestic...........................................  $ 68,880     $111,656     $117,554
    Foreign............................................   (14,820)      13,030      (16,136)
                                                         --------     --------     --------
                                                         $ 54,060     $124,686     $101,418
                                                         ========     ========     ========

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

     The Corporation's provisions (benefits) for income taxes before the cumulative effect of changes in accounting principles consist of (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
                                                              (SFAS 109)           (APB 11)
                                                         ---------------------     --------
    Current:
      Domestic.........................................  $  3,660     $ 43,084     $ 26,959
      Foreign..........................................       586        1,369          462
                                                         --------     --------     --------
                                                            4,246       44,453       27,421
                                                         --------     --------     --------
    Deferred:
      Domestic.........................................   (33,580)     (26,200)     (24,643)
      Foreign..........................................        --           --           --
      Adjustment in net deferred tax liabilities for
         change in tax rates...........................        --          312           --
                                                         --------     --------     --------
                                                          (33,580)     (25,888)     (24,643)
                                                         --------     --------     --------
                                                         $(29,334)    $ 18,565     $  2,778
                                                         ========     ========     ========

     In accordance with APB 11, the Corporation's deferred income tax provisions (benefits) for 1992, before the cumulative effect of a change in accounting principle, consisted of (in thousands):

                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                                                  1992
                                                                              ------------
    Accelerated tax depreciation............................................    $(15,037)
    Mine development and exploration costs..................................     (13,615)
    Capitalized inventory costs.............................................       2,136
    Relocation costs........................................................         863
    Other...................................................................       1,010
                                                                              ------------
                                                                                $(24,643)
                                                                              ==========

     On August 10, 1993, President Clinton signed into law the Revenue Reconciliation Act of 1993, raising the U.S. federal corporate income tax rate from 34% to 35% (retroactive to January 1, 1993). The Corporation's resulting provisions (benefits) for income taxes before the cumulative effect of changes in accounting principles differ from the amounts computed by applying the U.S. corporate income tax statutory rate for the following reasons (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
                                                              (SFAS 109)           (APB 11)
                                                         ---------------------     --------
    U.S. corporate income tax at statutory rate........  $ 18,921     $ 43,521     $ 34,333
    Percentage depletion...............................   (27,437)     (26,191)     (22,677)
    Resolution of tax issues associated with prior
      years............................................   (16,250)          --           --
    Foreign tax credits................................    (4,421)          --         (157)
    Dividends received from and undistributed income
      (losses) of subsidiaries and affiliates..........        --          754       (8,820)
    Non-taxable portion of dividends received from
      domestic corporations............................      (564)        (474)        (384)
    Other..............................................       417          955          483
                                                         --------     --------     --------
                                                         $(29,334)    $ 18,565     $  2,778
                                                         ========     ========     ========

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

     The Corporation's prepaid income taxes were $9.1 million at December 31, 1994. The Corporation's other long-term liabilities included $23.7 million and $36.8 million of income taxes payable at December 31, 1994 and 1993, respectively.

(7) DEBT

LONG-TERM DEBT

     Long-term debt consists of (in thousands):

                                                                        AT DECEMBER 31,
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
    Sale-leaseback of refractory ore treatment plant...............  $349,134     $     --
    8 5/8% notes...................................................   150,000      150,000
    Medium-term notes..............................................    42,000       42,000
    Project financing..............................................    52,500           --
                                                                     --------     --------
                                                                     $593,634     $192,000
                                                                     ========     ========

     Scheduled minimum long-term debt repayments are zero in 1995, $14.0 million in 1996, $19.3 million in 1997, $25.0 million in 1998 and $17.9 million in 1999.
Actual payments may be greater due to actual operating cash flows realized.

  Sale-leaseback of the Refractory Ore Treatment Plant

     In September 1994, the Corporation entered into a sale and leaseback agreement for its refractory ore treatment plant located in Carlin, Nevada for $349.1 million. The transaction has been accounted for as debt for financial statement purposes, with the cost of the refractory ore treatment plant recognized as an asset and depreciated. The lease is for 21 years and the aggregate future minimum lease payments, which include interest, as of December 31, 1994 were $667.9 million. These payments begin in January 1996 and are $29.7 million annually in 1996 through 1999. Principal payments are included in these amounts beginning in 1998.
The lease has purchase options during and at the end of the lease at predetermined prices.

     In connection with this transaction, the Corporation entered into certain interest rate contracts to hedge the interest cost of the financing. These contracts were settled for a gain of $11.0 million which will be recognized as a reduction of interest expense over the term of the lease. As a result of this gain, the effective interest rate is 6.15%.

  8 5/8% Notes

     In April 1992, the Corporation issued unsecured notes with a principal amount of $150 million due April 1, 2002 bearing an annual interest rate of 8 5/8%. Interest is payable semi-annually in April and October and the notes are not redeemable prior to maturity. Using interest rates prevailing on similar instruments at December 31, 1994 and 1993, this debt was estimated to have a fair value of $151.5 million and $170.7 million, respectively.

  Medium-term Notes

     Beginning in May 1992, the Corporation began issuing notes under its $150 million medium-term notes program. Notes totalling $42.0 million, with a weighted average interest rate of 7.7% maturing on various dates ranging from mid-1999 to late 2004 were outstanding as of December 31, 1994 and 1993. Using the interest rates prevailing on similar instruments at December 31, 1994 and 1993, this debt was estimated to have a fair value of $40.4 million and $45.6 million at those respective dates.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

  Project Financing Facility

     The Corporation, through a wholly-owned subsidiary, is a 50% participant in the Zarafshan-Newmont Joint Venture ("Zarafshan-Newmont"), in the Republic of Uzbekistan. The other 50% participants are two entities of the Uzbekistan government. Zarafshan-Newmont was established to construct and operate a leaching facility to produce gold from low-grade ore previously mined and stockpiled at the Muruntau mine in the Republic of Uzbekistan.

     Zarafshan-Newmont has secured $105.0 million of project financing from a consortium of banks. The loan is payable out of the proceeds of the project, beginning the earlier of three months after the first interest payment date after completion tests are satisfied or July 20, 1996, in semi-annual installments over three years. The average interest rate on the loan is 2.25 percentage points over the three month London Interbank Offered Rate prior to satisfaction of project completion tests and 3.75 percentage points over the three month London Interbank Offered Rate after satisfaction of project completion tests. The weighted average interest rate for 1994 was 6.9% and the interest rate at December 31, 1994 was 7.8%. The full amount under the facility had been drawn down in 1994 and is outstanding as of December 31, 1994. The Corporation expects that the facility will be amended to allow Zarafshan-Newmont to draw down an additional $30 million under the facility in 1995.

     The Corporation has guaranteed one-half of the payment of any amounts due under such loan until the requirements of the project completion tests have been satisfied, at which time the loan will become non-recourse debt. Such completion tests must be satisfied no later than October 1996. The Corporation has obtained political risk insurance coverage and loan guarantee.

  Revolving Credit Facility

     The Corporation has a $400.0 million revolving credit facility with a consortium of banks. The facility expires in April 1998. No amounts were outstanding under the facility as of December 31, 1994 or December 31, 1993. Interest rates are variable and adjust subject to changes in the Corporation's long-term debt ratings and to usage of the facility in terms of borrowings as a percentage of commitments. Currently, the Corporation's interest rate is the lenders' base rate plus 0.25%. The Corporation has the option to fix the rate for up to six months. There is an annual facility fee which will also adjust subject to the Corporation's debt ratings. This fee is presently 0.15% of the lenders' total commitment.

     The revolving credit facility contains covenants that limit consolidated indebtedness, as defined, to 67% of total capitalization; require minimum net worth, as defined, of $250 million in 1994, which then increases $25.0 million annually through 1997; and require an interest coverage ratio, as defined, of not less than 2.5 to 1.

SHORT-TERM DEBT

     All short-term debt at December 31, 1994 and 1993 consisted of bank debt. The Corporation currently has unsecured demand bank lines of credit aggregating $16.0 million, of which $15.7 million was outstanding at December 31, 1994 and 1993. These facilities bear interest at customary short-term rates for borrowers with similar credit ratings. The interest rates on this short-term bank debt had a weighted average of 6.5% and 6.0% in 1994 and 1993, respectively, and were 8.5% and 6.0% at December 31, 1994 and 1993, respectively.

CAPITALIZED INTEREST

     Capitalized interest was $19.7 million, $8.5 million and $2.4 million in 1994, 1993 and 1992, respectively.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

(8) STOCKHOLDERS' EQUITY

PREFERRED STOCK

     In the fourth quarter of 1992, the Corporation issued 2.875 million shares of $5.00 par value Convertible Preferred Stock at a price of $100 per share, which netted approximately $280 million after offering expenses. The $5.50 annual dividend per share is cumulative from the original issue date and is payable quarterly commencing March 15, 1993. The shares are convertible at any time at the option of the holder into shares of common stock of the Corporation at a conversion price of $36.395 for each share of common stock, subject to certain adjustments. The Convertible Preferred Stock is not redeemable prior to November 15, 1995. On and after such date it is redeemable, in whole or in part, at the option of the Corporation, at a beginning redemption price of $103.85 per share. Such redemption price then declines $0.55 per share annually until it reaches $100 per share on November 15, 2002, which is also the liquidation preference per share. The Convertible Preferred Stock ranks senior to the participating preferred stock (see "Preferred Share Purchase Rights" in this note) and, in general, does not have voting rights.

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

  Preferred Share Purchase Rights

     In August 1990, the Board of Directors declared a dividend distribution of one preferred share purchase right ("PSPR") on each share of common stock outstanding on September 11, 1990. Each share issued subsequent to September 11, 1990 and prior to the "Distribution Date" referred to below (and in certain limited circumstances thereafter) will be issued with a PSPR. Each PSPR entitles the holder to purchase from the Corporation one five-hundredth of a share of participating preferred stock of the Corporation for $150, subject to adjustment. Prior to the Distribution Date, the PSPRs are not exercisable, will be evidenced by the Corporation's common stock certificates and will be transferred with and only with such certificates. The PSPRs expire in September 2000 unless earlier redeemed. Until a PSPR is exercised, the holder thereof has no rights as a stockholder of the Corporation.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

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

(9) EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

     Under the Corporation's stock option plans, options to purchase shares of the Corporation are granted to key employees at the fair market value of such shares on the date of grant. The options under these plans are subject to certain restrictions, vest over a two year period and are exercisable over a period not exceeding ten years. At December 31, 1994, 996,053 shares were available for future grants under the Corporation's stock option plans.

     In 1994, 1993 and 1992 certain key executives were granted options that, although the exercise price is generally equal to the fair market value on the date of grant, cannot be exercised when vested until the market price of the Corporation's common stock is a defined amount above the option exercise price. In addition, the same executives were granted options in 1994, 1993 and 1992 whose exercise prices are in excess of the fair market value on the date of grant. Generally, these key executive options vest over a period of one to five years and are exercisable over a ten year period. At December 31, 1994, 846,909 of these options were outstanding.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

     The following table summarizes annual stock option activity for the three years ended December 31, 1994:

                                                          1994                       1993                       1992
                                                ------------------------   ------------------------   ------------------------
                                                 NUMBER     OPTION PRICE    NUMBER     OPTION PRICE    NUMBER     OPTION PRICE
                                                OF SHARES    PER SHARE     OF SHARES    PER SHARE     OF SHARES    PER SHARE
                                                ---------   ------------   ---------   ------------   ---------   ------------
Outstanding at beginning of year..............  2,055,087   $27.20-56.09   2,418,991   $27.20-56.09   1,711,900   $27.20-38.66
Granted.......................................    476,703   $39.50-56.09     634,192   $37.56-56.09   1,256,524   $29.55-56.09
Exercised.....................................   (276,894)  $27.20-38.97    (758,533)  $27.20-40.06    (444,588)  $27.20-38.66
Canceled......................................    (77,350)  $27.20-45.83    (239,563)  $27.20-56.09    (104,845)  $28.24-38.66
                                                ---------                  ---------                  ---------
Outstanding at end of year....................  2,177,546   $27.20-56.09   2,055,087   $27.20-56.09   2,418,991   $27.20-56.09
                                                 ========                   ========                   ========

     At December 31, 1994, 1,007,998 options were exercisable.

PENSION BENEFITS

     The Corporation has two qualified non-contributory defined benefit pension plans, one which covers salaried employees and the other which covers substantially all hourly employees. In addition, the Corporation has a non-qualified supplemental pension plan for salaried employees whose benefits under the qualified plan are limited by federal legislation. The vesting period is five years of service for each plan. The plans' benefit formulas are based on an employee's years of credited service and either such employee's last five years average pay (salaried plan) or a flat dollar amount (hourly plan).

     Pension costs are determined annually by independent actuaries and pension contributions to the qualified plans are made based on funding standards established under the Employee Retirement Income Security Act of 1974 ("ERISA"). The Corporation maintains a trust for the purpose of funding the supplemental pension plan as well as death benefits for officers of the Corporation. This trust is funded at the discretion of the Corporation and had a balance of $1.9 million and $5.0 million (which approximated market) at December 31, 1994 and 1993, respectively. Although the trust's assets can be used to pay benefits for the supplemental pension plan, they cannot be used in determining the net pension liability for the supplemental pension plan. The qualified plans' assets consist of stocks, bonds and cash.

     The components of pension expense for these three plans, in the aggregate, consist of (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1994        1993        1992
                                                            -------     -------     -------
    Service cost..........................................  $ 3,070     $ 2,854     $ 2,809
    Interest cost on projected benefit obligation.........    4,633       5,076       4,741
    Return on assets......................................   (5,370)     (4,993)     (5,049)
    Amortization of unrecognized prior service cost and
      net accumulated losses less amortization of net
      transition asset....................................      211         254         167
                                                            -------     -------     -------
    Pension expense.......................................  $ 2,544     $ 3,191     $ 2,668
                                                            =======     =======     =======

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

     The following tables set forth the funded status of the Corporation's pension plans and the amounts recognized in the Corporation's consolidated balance sheets at December 31, 1994 and 1993, respectively (in thousands):

                                                                    AT DECEMBER 31, 1994
                                                            -------------------------------------
                                                             SALARY      HOURLY
                                                            PENSION      PENSION     SUPPLEMENTAL
                                                              PLAN        PLAN       PENSION PLAN
                                                            --------     -------     ------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation --
     Vested benefits......................................  $(46,831)    $(4,094)      $   (945)
     Non-vested benefits..................................    (1,650)     (1,167)           (26)
                                                            --------     -------     ------------
                                                             (48,481)     (5,261)          (971)
  Effect of future salary increases.......................    (3,399)         --            (10)
                                                            --------     -------     ------------
Projected benefit obligation..............................   (51,880)     (5,261)          (981)
Plan assets at fair value.................................    60,221       5,044             --
                                                            --------     -------     ------------
Plan assets greater (less) than projected benefit
  obligation..............................................     8,341        (217)          (981)
Unrecognized prior service cost...........................      (590)        141            610
Unrecognized net (gain) loss..............................    (2,558)       (419)         4,285
Unrecognized net transition (asset) liability.............    (2,680)        (78)         2,715
Adjustment required to recognize minimum liability........        --          --         (7,600)
                                                            --------     -------     ------------
Net pension asset (liability).............................  $  2,513     $  (573)      $   (971)
                                                            ========     =======     ==========

                                                                    AT DECEMBER 31, 1993
                                                            -------------------------------------
                                                             SALARY      HOURLY
                                                            PENSION      PENSION     SUPPLEMENTAL
                                                              PLAN        PLAN       PENSION PLAN
                                                            --------     -------     ------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation --
     Vested benefits......................................  $(50,329)    $(3,577)      $ (4,263)
     Non-vested benefits..................................    (1,644)     (1,670)           (42)
                                                            --------     -------     ------------
                                                             (51,973)     (5,247)        (4,305)
  Effect of future salary increases.......................    (5,411)         --           (146)
                                                            --------     -------     ------------
Projected benefit obligation..............................   (57,384)     (5,247)        (4,451)
Plan assets at fair value.................................    60,299       4,570             --
                                                            --------     -------     ------------
Plan assets greater (less) than projected benefit
  obligation..............................................     2,915        (677)        (4,451)
Unrecognized prior service cost...........................        22         153             --
Unrecognized net loss.....................................     1,256         221          5,861
Unrecognized net transition (asset) liability.............    (3,146)        (84)         3,103
Adjustment required to recognize minimum liability........        --          --         (8,818)
                                                            --------     -------     ------------
Net pension asset (liability).............................  $  1,047     $  (387)      $ (4,305)
                                                            ========     =======     ==========

     In accordance with the provisions of Statement of Financial Accounting Standards No. 87, an adjustment was required to reflect a minimum liability for the supplemental pension plan in 1994, 1993 and 1992. Such adjustment resulted in recording an intangible asset and, to the extent the minimum liability adjustment exceeded the unrecognized net transition liability, a reduction of $2.5 million, $3.7 million and $2.7 million in stockholders' equity, which is net of related deferred income tax benefits, for 1994, 1993 and 1992, respectively.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

     In measuring the projected benefit obligation for the plans, the following actuarial assumptions were used:

                                                                             AT DECEMBER
                                                                                 31,
                                                                            -------------
                                                                            1994     1993
                                                                            ----     ----
    Weighted average discount rate........................................  8.5%     7.5%
    Rate of increase in future compensation (applicable only to salaried
      plans)..............................................................  4.0%     4.0%

     The weighted average expected long-term rate of return on plan assets was assumed to be 8.25% for 1994, 8.25% for 1993 and 9.25% for 1992.

RETIREE BENEFITS OTHER THAN PENSIONS

     The Corporation provides defined medical benefits to qualified retirees who were salaried employees and their eligible dependents, and it provides defined life insurance benefits to qualified retirees who were salaried employees. In general, participants become eligible for these benefits upon retirement directly from the Corporation if they are at least 55 years old and the combination of their age and years of service with the Corporation equals 75 or more.

     The defined medical benefits cover most of the reasonable and customary charges for hospital, surgical, diagnostic and physician services and prescription drugs. Life insurance benefits are based on a percentage of final base annual salary and decline over time after retirement commences.

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

     The components of expense for postretirement benefits other than pensions for 1994, 1993 and 1992, exclusive of the cumulative effect of adopting SFAS 106 as of January 1, 1992, are shown in the table below (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                               ----------------------------
                                                                1994       1993       1992
                                                               ------     ------     ------
    Service cost.............................................  $1,846     $1,575     $1,410
    Interest cost............................................   1,642      1,602      1,359
                                                               ------     ------     ------
    Expense for postretirement benefits other than
      pensions...............................................  $3,488     $3,177     $2,769
                                                               ======     ======     ======

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

     The following table sets forth the components of the liability for the Corporation's plans for postretirement benefits other than pensions recognized in its balance sheet (in thousands):

                                                                           YEARS ENDED
                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1994        1993
                                                                       -------     -------
    Actuarial present value of accumulated benefit obligation:
      Retirees.......................................................  $10,296     $11,833
      Other fully eligible plan participants.........................    1,556       2,128
      Other active plan participants.................................    9,659      10,261
                                                                       -------     -------
              Total APBO.............................................   21,511      24,222
      Unrecognized net gain (loss)...................................    4,072      (1,619)
                                                                       -------     -------
    Accrued liability for postretirement benefits other than
      pensions.......................................................  $25,583     $22,603
                                                                       =======     =======

     At December 31, 1994 and 1993, $3.0 million and $3.4 million of assets, respectively, with market values of approximately the same amounts, were designated in a trust to pay postretirement benefits other than pensions. Since these assets could be used to pay other employee benefits, they cannot be used for the postretirement benefit calculations. The Corporation has no formal policy for funding postretirement benefit obligations.

     Weighted average discount rates of 8.5% and 7.5% were used in calculating the APBO at December 31, 1994 and 1993, respectively. The assumed health care cost trend rates to measure the expected cost of benefits at December 31, 1994 start at a 10% annual increase for coverage before the age of 65 and a 9% annual increase for coverage after the age of 64. These rates were assumed to decrease one percentage point each year until a 6% annual rate of increase was reached, at which point a 6% annual rate of increase was assumed thereafter. The effect of a one percentage point annual increase in the assumed cost trend rates would increase the aggregate of service and interest costs and the APBO for 1994 by approximately 22%.

SAVINGS PLAN

     The Corporation has two qualified defined contribution savings plans, one which covers salaried employees and the other which covers substantially all hourly employees. In addition, the Corporation has a non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulations.

     After six months or one year of service for the salaried and hourly plans, respectively, the Corporation generally matches 100% of employee contributions of up to 6% and 4% of base salary for the salaried and hourly plans, respectively.

     The Corporation's matching contributions to such plans were $3.3 million, $2.4 million and $2.3 million in 1994, 1993 and 1992, respectively.

(10) OTHER EXPENSE

     The Corporation is involved in several matters concerning environmental obligations primarily associated with former mining activities, as discussed in
Note 14. Included in other expenses for 1994 and 1993 are provisions of $36.1 million and $6 million, respectively, related to these matters.

     In December 1993, the Corporation announced that effective January 1, 1994, NGC would combine its operations with the Corporation by NGC acquiring all of the Corporation's non-NGC assets and liabilities. See Note 2 for additional information about this transaction. Costs related to the transaction of $0.6 million and $3.5 million were expensed in 1994 and 1993, respectively. Also during 1994, the Corporation incurred

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

$4.1 million of costs associated with defeating a referendum placed on the Oregon ballot which would have effectively prevented open pit mining.

     The Corporation expensed $0.7 million, $2.8 million and $3.8 million in 1994, 1993 and 1992, respectively, when it wrote down the carrying value of certain assets.

(11) GAIN ON SALE OF SECURITIES

     In May 1993, the Corporation sold its remaining 14% interest in Newcrest Mining Limited for $67 million and recognized a gain of $29.6 million.

(12) MAJOR CUSTOMERS AND EXPORT SALES

     The Corporation is not economically dependent on a limited number of customers for the sale of its product, primarily gold, because gold commodity markets are well-established worldwide. During 1994, there were three customers which accounted for $125.2 million, $99.6 million and $88.5 million of total sales, each of which represented more than 10% of total sales and together accounted for 52% of the annual sales. In 1993, sales to three such major customers accounted for $105.0 million, $97.3 million and $78.3 million, or 44% of total sales. In 1992, sales to two such major customers accounted for $126.8 million and $65.3 million, or 31% of total sales.

     Export sales were $497.2 million, $269.3 million and $267.5 million in 1994, 1993 and 1992, respectively.

(13) SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash provided by operating activities includes the following cash payments (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                              1994        1993        1992
                                                            --------    --------    --------
    Income taxes..........................................  $ 22,202    $ 62,873    $ 27,900
    Interest, net of amounts capitalized..................  $  6,975    $  9,731    $  9,636

     Excluded from the statements of consolidated cash flows are the effects of certain non-cash transactions. In 1994, the Corporation recognized an income tax benefit of $16.2 million resulting from the resolution of certain tax issues associated with prior years and in 1992 NGC exchanged $10.6 million of employee housing property for $7.7 million of notes receivable and $2.9 million in cash.

(14) COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL OBLIGATIONS

     The Corporation's mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Corporation conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Corporation has made, and expects to make in the future, expenditures to comply with such laws and regulations. The Corporation cannot predict such future expenditures.

     The Corporation is involved in several matters concerning environmental obligations primarily associated with former mining activities.

     Based upon the Corporation's best estimate of its liability for these matters, $64.3 million and $62.7 million were accrued at December 31, 1994 and 1993, respectively, excluding $18.4 million and $16.8 million at December 31, 1994 and 1993, respectively, of reclamation costs relating to currently producing mineral properties. The amounts are included in reclamation liabilities and other current liabilities. The $64.3 million

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES at December 31, 1994 includes charges of $16.1 million taken in 1994 as a result of the Corporation revising its estimates of the costs associated with these matters. Depending upon the ultimate resolution of these matters, the Corporation believes that it is reasonably possible that the liability for these matters could be as much as 65% greater or 15% lower than the amount accrued at December 31, 1994.

     A discussion of the environmental obligations and related insurance receivables associated with former mining activities as of December 31, 1994 follows.

  Idarado Mining Company ("Idarado") -- 80.1% owned by NGC

     In July 1992, the Corporation and Idarado signed a consent decree with the State of Colorado ("State") which was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally referred to as the "Superfund Act." Idarado settled natural resources damages, past and future response costs and provided habitat enhancement work. In addition, Idarado agreed in the consent decree to undertake specified remediation work related to its former mining activities in the Telluride/Ouray area of Colorado. The Corporation's best estimate of the cost of this work is included in the gross liability, as previously discussed. If the remediation work does not meet certain measurement criteria specified in the consent decree, the State and court reserve the right to require Idarado to perform other remediation work. Idarado and the Corporation have obtained a $16.3 million letter of credit to secure their obligations under the consent decree.

  Resurrection Mining Company ("Resurrection") -- 100% owned by NGC

     In 1983, the State of Colorado filed a lawsuit under the Superfund Act which involves a joint venture mining operation near Leadville, Colorado in which Resurrection is a joint venturer. This action was subsequently consolidated with a lawsuit filed by the U. S. Environmental Protection Agency ("EPA") in 1986. The EPA is taking the lead role on cleanup issues. The proceedings sought to compel the defendants to remediate the impacts of pre-existing mining activities which the government agencies claim are causing substantial environmental problems in the area. The mining operations of the joint venture are operated by ASARCO, the other joint venturer. The lawsuits have named the Corporation, Resurrection, the joint venture and ASARCO defendants in the proceedings. They are also proceeding against other companies with interests in the area.

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

     The parties have entered into a consent decree with respect to Phase II which apportions liabilities and responsibilities for the site among the various parties. The EPA has not yet completed work to define the remedies for Phase II. Accordingly, the Corporation cannot yet determine the full extent or cost of its share of remedial action which will be required under Phase II. Moreover, in addition to such action, the government agencies may seek to recover for damages to natural resources.

     Although the ultimate amount of Resurrection's and the Corporation's share of such costs for Phase I and Phase II cannot be presently determined, the Corporation's best estimate of its potential exposure for these costs is included in the gross liability for these matters, as previously discussed.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

  Dawn Mining Company ("Dawn") -- 51% owned by NGC

     Dawn leased a currently inactive open-pit uranium mine on the Spokane Indian Reservation in the State of Washington. The mine is subject to regulation by agencies of the U. S. Department of Interior, the Bureau of Indian Affairs and the Bureau of Land Management, as well as the EPA. Dawn also owns a nearby uranium millsite facility.

     In 1991, Dawn's lease was formally terminated. As a result, Dawn was required to file a formal reclamation plan. Dawn does not have sufficient funds to pay for such a reclamation plan or to pay for the closure of its mill. The Corporation's best estimate for the future costs related to these matters is included in the gross liability for environmental matters, as previously discussed. Dawn has developed and has received a license for a mill closure plan which could potentially generate the necessary funds to reclaim the mine and the mill. The plan, however, is currently being challenged administratively by third parties.

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

  Insurance Receivables

     Included in accounts receivable at December 31, 1994 was a net $16.7 million and in other non-current assets at December 31, 1993 and 1992 was a net $42.2 million and $41.2 million, respectively, attributable to insurance companies for both a portion of the costs previously expended and for estimated future costs associated with environmental obligations covered by insurance policies associated with former mining activities. The amount is net of a $20.0 million valuation allowance established in 1994.

     Prior to 1993, three of the insurance companies commenced actions against the Corporation seeking judgments that they had no liability. In the fall of 1993, the Corporation instituted a comprehensive lawsuit against its carriers. In addition, in 1993, the Corporation designated new lead counsel for all the insurance recovery actions.

     Based on the views of prior lead counsel, the Corporation had believed that significant progress in certain settlement discussions would have been achieved by mid-summer 1994, but that expectation was not realized. The absence of such anticipated progress in settlement discussions, as well as the Corporation's discussions with new lead counsel for the insurance recovery actions regarding its review of such actions, caused the Corporation in the second quarter of 1994 to provide a $20.0 million valuation allowance on its insurance receivables resulting in the net balance outstanding at December 31, 1994. Subsequent to December 31, 1994, settlement in the insurance litigation was reached enabling the Corporation to realize the December 31, 1994 receivable. Settlement discussions continue with respect to some of the litigation. The Corporation will continue to vigorously pursue recovery in the remaining litigation and believes that it is reasonably possible that additional amounts will be recovered.

CLASS ACTION COMPLAINT

     In March 1995, a class action complaint was filed against the Corporation and others in which the plaintiffs allege exposure to certain allegedly radioactive or otherwise hazardous waste materials produced at a ferroalloy production plant in Guernsey County, Ohio. This plant was owned until 1987 by Foote Mineral Company, a former subsidiary of the Corporation. The complaint seeks $500 million of compensatory damages jointly and severally against all defendants, $63 million in punitive damages against the Corporation, the recovery of response costs and the establishment of a medical monitoring fund under CERCLA.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

Injunctive relief requiring defendants to remove the allegedly hazardous materials from the property of the plaintiffs is also requested.

     The Corporation is investigating this recently filed action and intends to vigorously contest all alleged liability in this matter.

GUARANTEE OF THIRD PARTY INDEBTEDNESS

     The Corporation guaranteed $35.7 million of Magma Copper Corporation's (a former subsidiary) Pollution Control Revenue Bonds due 2009. It is expected that the Corporation will be required to remain liable on this guarantee so long as the bonds relating thereto are outstanding.

GOLD PRICE HEDGING CONTRACTS

     In 1994, the Corporation entered into several hedging transactions that begin in January 1996 and continue through December 2000 for future production from its Indonesian property, Minahasa. These transactions consist of forward sales of 125,000 ounces per year at an average floor price of $454 an ounce, plus the Corporation will receive 40% of the difference in the market price above the forward sale price. The Corporation may enter into additional hedging transactions in the future. No production in 1994 had been hedged.

GUARANTEE OF PROJECT FINANCING INDEBTEDNESS

     NGC has a 38% interest in Minera Yanacocha S.A. ("Yanacocha"), a Peruvian gold operation which commenced operations in 1993. During 1994, Yanacocha secured project financing of $23.5 million from a consortium of banks. NGC agreed to guarantee approximately $8.9 million of this amount until the earlier of the repayment of all amounts due pursuant to the project financing or the satisfaction of a project completion test. Yanacocha expects that the project completion test will be satisfied in mid-1995.

OTHER COMMITMENTS AND CONTINGENCIES

     In December 1992, NGC finalized an agreement with Barrick Goldstrike Mines, Inc. ("Barrick") which provides for Barrick to mine NGC's Post deposit which extends beyond NGC's property boundaries onto Barrick's property. NGC and Barrick share the costs so that each ounce of gold mined bears the same mining cost. NGC is obligated to pay Barrick for such costs as Barrick mines the deposit. In addition, NGC is obligated to share dewatering costs which are associated with the deposit. NGC incurred $39.0 million and $26.6 million of such mining and dewatering costs in 1994 and 1993, respectively, and expects to incur $50 million to $60 million annually for the next two years.

     The Corporation has minimum royalty obligations on one of its producing mines of 80,000 ounces of gold in 1995, 55,000 ounces of gold in 1996 and no more than 40,000 ounces of gold per year thereafter for the life of the mine. The amount to be paid to meet the royalty obligations is based upon a defined average market gold price. Any amounts paid due to the minimum royalty obligation not being met in any year are recoverable in future years when the minimum royalty obligation is exceeded. The Corporation expects the mine's production will meet the minimum royalty requirements.

     The Corporation is from time to time involved in various legal proceedings of a character normally incident to its business. It does not believe that adverse decisions in any pending or threatened proceedings or any amounts which it may be required to pay by reason thereof will have a material adverse effect on its financial condition or results of operations.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

(15) UNAUDITED SUPPLEMENTARY DATA

QUARTERLY DATA

     The following is a summary of selected quarterly financial information (amounts in millions except per share amounts):

                                                                        1994
                                        --------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                        -----------------------------------------------------    YEAR ENDED
                                        MARCH 31,   JUNE 30,     SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                        ---------   --------     -------------   ------------   ------------
Sales.................................   $ 149.8     $139.3         $ 150.1         $158.2         $597.4
Gross profit(1).......................   $  43.9     $ 45.3         $  42.9         $ 47.8         $179.9
Net income............................   $  21.6     $ 17.3(2)      $  20.4         $ 16.7         $ 76.1
Preferred stock dividends.............   $   4.0     $  4.0         $   3.9         $  4.0         $ 15.8
Net income applicable to common
  stock...............................   $  17.6     $ 13.4(2)      $  16.5         $ 12.7         $ 60.3
Net income per common share...........   $  0.20     $ 0.16(2)      $  0.19         $ 0.15         $ 0.70
Weighted average shares outstanding...      86.1       86.1            86.2           86.2           86.1
Dividends declared per common share...   $  0.12     $ 0.12         $  0.12         $ 0.12         $ 0.48

                                                                        1993
                                        --------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                        -----------------------------------------------------    YEAR ENDED
                                        MARCH 31,   JUNE 30,     SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                        ---------   --------     -------------   ------------   ------------
Sales.................................   $ 136.2     $156.3         $ 176.7         $159.7         $628.8
Gross profit(1).......................   $  32.6     $ 46.8         $  60.4         $ 45.5         $185.3
Income before cumulative effect of
  change in accounting principle......   $  12.6     $ 39.5(3)      $  25.7         $ 16.9         $ 94.7
Cumulative effect of change in
  accounting principle(4).............   $  38.5     $   --         $    --         $   --         $ 38.5
Net income............................   $  51.0     $ 39.5         $  25.7         $ 16.9         $133.1
Preferred stock dividends.............   $   4.0     $  3.9         $   4.0         $  4.0         $ 15.9
Net income applicable to common
  stock...............................   $  47.0     $ 35.6         $  21.7         $ 12.9         $117.2
Income per common share:
  Income before cumulative effect of
     change in accounting principle...   $  0.10     $ 0.42(3)      $  0.25         $ 0.15         $ 0.92
  Cumulative effect of change in
     accounting principle(4)..........   $  0.45     $   --         $    --         $   --         $ 0.45
  Net income per common share.........   $  0.55     $ 0.42         $  0.25         $ 0.15         $ 1.37
Weighted average shares outstanding...      85.1       85.4            85.7           85.9           85.5
Dividends declared per common share...   $  0.12     $ 0.12         $  0.12         $ 0.12         $ 0.48

---------------

(1) Sales less costs applicable to sales and depreciation, depletion and amortization.

(2) Includes a $17.6 million after-tax charge related to environmental obligations associated with former mining activities and an income tax benefit of $16.2 million resulting from the resolution of certain tax issues associated with prior years, with a net effect charge of $0.01 per share.

(3) Includes after-tax gain related to the sale of Newcrest Mining Limited interest of $19.3 million, or $0.22 per share.

(4) Cumulative effect of change in accounting for income taxes (see Note 6).

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

RATIO OF EARNINGS TO FIXED CHARGES

     The ratios of earnings to fixed charges were 1.7, 6.3, 6.5, 10.3 and 6.6 for the years ended December 31, 1994, 1993, 1992, 1991 and 1990, respectively. The ratio of earnings to fixed charges and preferred stock dividends were 1.1, 3.4, 5.9, 10.3 and 6.6 for the years ended December 31, 1994, 1993, 1992, 1991 and 1990, respectively. The Corporation guarantees certain third party debt which had total interest obligations of $1.0 million, $0.8 million, $3.3 million, $4.0 million and $4.5 million for the years ended December 31, 1994, 1993, 1992, 1991 and 1990, respectively. The Corporation has not been required to pay any of these amounts, nor does it expect to have to pay any amounts; therefore, such amounts have not been included in the ratio of earnings to fixed charges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with Arthur Andersen LLP, Newmont's independent public accountants, regarding any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Newmont's directors will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1995 annual meeting of stockholders and is incorporated herein by reference. Information concerning Newmont's executive officers is set forth under Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning this item will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1995 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning this item will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1995 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning this item will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1995 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

        1. Financial Statements

                                                                                10-K
                                                                                PAGE
                                                                                -----
         Report of Independent Public Accountants.............................    25
         Statements of Consolidated Income....................................    26
         Consolidated Balance Sheets..........................................    27
         Statements of Consolidated Changes in Stockholders' Equity...........    28
         Statements of Consolidated Cash Flows................................    29
         Notes to Consolidated Financial Statements...........................    30
         2. Financial Statement Schedules

     All schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

        3. Exhibits

        3(a).         Restated Certificate of Incorporation dated as of July 13, 1987.
                        Incorporated by reference to Exhibit 3 to registrant's Annual Report on Form 10-K for the year ended December 31, 1987.
        3(b).         By-Laws as amended through November 1, 1993 and adopted November 1,
                        1993. Incorporated by reference to Exhibit 3(b) to registrant's
                        Annual Report on Form 10-K for the year ended December 31, 1993.
        3(c).         Certificate of Designations, Preferences and Rights of $5.50
                        Convertible Preferred Stock, $5 par value, dated November 13, 1992.
                        Incorporated by reference to Exhibit (3)c to registrant's Annual
                        Report on Form 10-K for the year ended December 31, 1992.
        4(a).         Rights Agreement dated as of September 23, 1987 between registrant and
                        Manufacturers Hanover Trust Company as Equal Value Agent relating to the Equal Value Rights. Incorporated by reference to Exhibit 1 to registrant's Registration Statement on Form 8-A dated September 25,
                        1987.
        4(b).         First Amendment dated as of October 1, 1987 amending the Rights
                        Agreement dated as of September 23, 1987 between registrant and
                        Manufacturers Hanover Trust Company, as Rights Agent. Incorporated by
                        reference to Exhibit (4)b to registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
        4(c).         Second Amendment dated as of May 1, 1989 amending the Rights Agreement dated as of September 23, 1987 between registrant and Manufacturers
                        Hanover Trust Company, as Rights Agent. Incorporated by reference to
                        Exhibit 1 to registrant's Form 8 dated June 7, 1989.
        4(d).         Rights Agreement dated August 30, 1990 between registrant and
                        Manufacturers Hanover Trust Company, as Rights Agent. Incorporated by
                        reference to Exhibit 1 to registrant's Registration Statement on Form
                        8-A dated August 31, 1990.
        4(e).         First Amendment dated November 27, 1990 and Second Amendment dated
        and             December 7, 1990 to the aforementioned Rights Agreement dated August
        4(f).           30, 1990. Incorporated by reference to Exhibits 2 and 3,
                        respectively, to registrant's Form 8 dated December 7, 1990.
        4(g).         Third Amendment dated February 26, 1992 to the aforementioned Rights
                        Agreement dated August 30, 1990. Incorporated by reference to Exhibit
                        4 to registrant's Form 8 dated March 17, 1992.
        4(h).         Indenture dated March 23, 1992 between registrant and Bank of Montreal
                        Trust Company. Incorporated by reference to Exhibit 4 to registrant's
                        Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.
        4(i).         Deposit Agreement dated as of November 15, 1992 to registrant, Chemical
                        Bank, as Depositary and all holders from time to time of depositary receipts issued thereunder. Incorporated by reference to Exhibit 4(j)
                        to registrant's Registration Statement on Form S-3 (File No.
                        33-65274).
        10(a).        1982 Key Employees Stock Option Plan. Incorporated by reference to
                        Exhibit to registrant's Registration Statement on Form S-8 (No.
                        33-10141).
        10(b).        1987 Key Employees Stock Option Plan as amended as of October 25, 1993.
                        Incorporated by reference to Exhibit 10(e) to registrant's Annual
                        Report on Form 10-K for year ended December 31, 1993.
        10(c).        1992 Key Employees Stock Plan as amended as of October 25, 1993.
                        Incorporated by reference to Exhibit 10(p) to registrant's Annual
                        Report on Form 10-K for the year ended December 31, 1993.

        10(d).        Agreement dated as of December 7, 1990 among registrant, SP Gold
                        Holdings Inc., Holdgold, Inc., Hornwood Investments N.V., James M.
                        Goldsmith, Jacob Rothschild, St. James Place Capital, plc and RIT
                        Capital Partners plc. Incorporated by reference to Exhibit (28)(i) to registrant's Current Report on Form 8-K dated December 7, 1990.
        10(e).        Amendment dated May 10, 1993 to the Agreement dated as of December 7,
                        1990 among registrant, SP Gold Holdings Inc., Holdgold Inc., Hornwood
                        Investments N.V., James M. Goldsmith, Jacob Rothschild, St. James
                        Place Capital, plc and RIT Capital Partners plc. Incorporated by
                        reference to Exhibit 28(b) to registrant's Registration Statement on
                        Form S-3 (File No. 33-65274).
        10(f).        Agreement dated as of May 10, 1993 among registrant, George Soros,
                        Soros Fund Management, Stanley F. Druckenmiller, Duquesne Capital
                        Management, Inc., Quantum Fund N.V., Quasar International Partners
                        C.V. and Quota Fund N.V. Incorporated by reference to Exhibit 28(c)
                        to registrant's Registration Statement on Form S-3 (File No.
                        33-65274).
        10(g).        Agreement dated October 15, 1993, effective November 1, 1993, among registrant, NGC and Ronald C. Cambre. Incorporated by reference to
                        Exhibit 10 to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
        10(h).        Letter Agreement dated December 15, 1993, between NGC and registrant.
                        Incorporated by reference to Exhibit A to NGC's Proxy Statement dated
                        February 16, 1994.
        10(i).        Tax Sharing Agreement dated as of January 1, 1994 between registrant and NGC.
        10(j).        Consultation Agreement dated as of October 31, 1993 among registrant,
                        NGC and Gordon R. Parker. Incorporated by reference to Exhibit 10(s)
                        to registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1993.
        11.           Statement re Computation of Per Share Earnings.
        12.           Statement re Computation of Ratio of Earnings to Fixed Charges and
                        Earnings to Fixed Charges and Preferred Stock Dividends.
        21.           Subsidiaries of registrant. Incorporated by reference to Exhibit 21 to registrant's Annual Report on Form 10-K for the year ended December
                        31, 1993.
        23.           Consent of Independent Public Accountants.
        24.           Power of Attorney.
        27.           Financial Data Schedules.

     (b) Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NEWMONT MINING CORPORATION

                                            By    /s/  TIMOTHY J. SCHMITT
                                             -----------------------------------
                                                     Timothy J. Schmitt
                                                Vice President, Secretary and
                                                  Assistant General Counsel
March 30, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                  SIGNATURE                                TITLE                    DATE
                  ---------                                -----                    ----
                      *                         Director
---------------------------------------------
             Rudolph I. J. Agnew
                      *                         Director
---------------------------------------------
                J. P. Bolduc
                      *                         Chairman, President and
---------------------------------------------     Chief Executive Officer
              Ronald C. Cambre                    and Director
                      *                         Director
---------------------------------------------
             Joseph P. Flannery
                      *                         Director
---------------------------------------------
              Thomas A. Holmes
                      *                         Director
---------------------------------------------
             Robin A. Plumbridge
                      *                         Director                           March 30, 1995
---------------------------------------------
              Moeen A. Qureshi
                      *                         Director
---------------------------------------------
              Michael K. Reilly
                      *                         Director
---------------------------------------------
          William I. M. Turner, Jr.
                      *                         Senior Vice President and
---------------------------------------------     Chief Financial Officer
               Wayne W. Murdy                     (Principal Financial
                                                  Officer)
                      *                         Vice President and
---------------------------------------------     Controller
               Gary E. Farmar                     (Principal Accounting
                                                  Officer)
       *By     /s/  TIMOTHY J. SCHMITT
---------------------------------------------
             Timothy J. Schmitt
             as Attorney-in-fact

                                                                      Appendix I




        The following is a narrative description of certain maps in image form which have been included in the paper version of the Form 10-K but which have been excluded from the EDGAR version of the Form 10-K.

        1. Map of Location of the Carlin Trend Operations in Nevada -- Page 3 of the Form 10-K.

                    On page 3 of the Form 10-K, the registrant has included a
              map of Nevada with an enlargement of the geographical location of its operations on the Carlin Trend discussed on pages 1 through 5 of the Form 10-K. The map also includes a chart indicating the location of various deposits with proven and probable reserves.

        2. Map of Location of the Yanacocha Project in Peru -- Page 7 of the Form 10-K.

                    On page 7 of the Form 10-K, the registrant has included a
              map of the Country of Peru showing the geographical location of the Yanacocha project discussed on pages 5 and 6 of the Form 10-K. The map also includes a notation that Minera Yanacocha S.A., the Peruvian corporation which owns the Yanacocha project, is 38% owned by the registrant.

        3. Map of Location of the Zarafshan-Newmont Project in Uzbekistan -- Page 8 of the Form 10-K.

                    On page 8 of the Form 10-K, the registrant has included a
              map of the Republic of Uzbekistan showing the geographical location of the Zarafshan-Newmont project discussed on pages 7 and 8 of the Form 10-K. The map also includes a notation that the Zarafshan-Newmont joint venture, which owns the project, is 50% owned by the registrant.

        4. Map of Locations of the Minahasa Project and the Batu Hijau Project in Indonesia -- Page 9 of the Form 10-K.

                  On page 9 of the Form 10-K, the registrant has included a
            map of the Republic of Indonesia showing the geographical location of the Minahasa project and the Batu Hijau project, each of which is discussed on pages 8 and 9 of the Form 10-K. The map also includes a notation that each of the Indonesian companies that own the Minahasa project and the Batu Hijau project is 80% owned by the registrant.

                              INDEX TO EXHIBITS

      EXHIBIT          DESCRIPTION
      -------          -----------
        3(a).         Restated Certificate of Incorporation dated as of July 13, 1987.
                        Incorporated by reference to Exhibit 3 to registrant's Annual Report on Form 10-K for the year ended December 31, 1987.
        3(b).         By-Laws as amended through November 1, 1993 and adopted November 1,
                        1993. Incorporated by reference to Exhibit 3(b) to registrant's
                        Annual Report on Form 10-K for the year ended December 31, 1993.
        3(c).         Certificate of Designations, Preferences and Rights of $5.50
                        Convertible Preferred Stock, $5 par value, dated November 13, 1992.
                        Incorporated by reference to Exhibit (3)c to registrant's Annual
                        Report on Form 10-K for the year ended December 31, 1992.
        4(a).         Rights Agreement dated as of September 23, 1987 between registrant and
                        Manufacturers Hanover Trust Company as Equal Value Agent relating to the Equal Value Rights. Incorporated by reference to Exhibit 1 to registrant's Registration Statement on Form 8-A dated September 25,
                        1987.
        4(b).         First Amendment dated as of October 1, 1987 amending the Rights
                        Agreement dated as of September 23, 1987 between registrant and
                        Manufacturers Hanover Trust Company, as Rights Agent. Incorporated by
                        reference to Exhibit (4)b to registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
        4(c).         Second Amendment dated as of May 1, 1989 amending the Rights Agreement dated as of September 23, 1987 between registrant and Manufacturers
                        Hanover Trust Company, as Rights Agent. Incorporated by reference to
                        Exhibit 1 to registrant's Form 8 dated June 7, 1989.
        4(d).         Rights Agreement dated August 30, 1990 between registrant and
                        Manufacturers Hanover Trust Company, as Rights Agent. Incorporated by
                        reference to Exhibit 1 to registrant's Registration Statement on Form
                        8-A dated August 31, 1990.
        4(e).         First Amendment dated November 27, 1990 and Second Amendment dated
        and             December 7, 1990 to the aforementioned Rights Agreement dated August
        4(f).           30, 1990. Incorporated by reference to Exhibits 2 and 3,
                        respectively, to registrant's Form 8 dated December 7, 1990.
        4(g).         Third Amendment dated February 26, 1992 to the aforementioned Rights
                        Agreement dated August 30, 1990. Incorporated by reference to Exhibit
                        4 to registrant's Form 8 dated March 17, 1992.
        4(h).         Indenture dated March 23, 1992 between registrant and Bank of Montreal
                        Trust Company. Incorporated by reference to Exhibit 4 to registrant's
                        Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.
        4(i).         Deposit Agreement dated as of November 15, 1992 to registrant, Chemical
                        Bank, as Depositary and all holders from time to time of depositary receipts issued thereunder. Incorporated by reference to Exhibit 4(j)
                        to registrant's Registration Statement on Form S-3 (File No.
                        33-65274).
        10(a).        1982 Key Employees Stock Option Plan. Incorporated by reference to
                        Exhibit to registrant's Registration Statement on Form S-8 (No.
                        33-10141).
        10(b).        1987 Key Employees Stock Option Plan as amended as of October 25, 1993.
                        Incorporated by reference to Exhibit 10(e) to registrant's Annual
                        Report on Form 10-K for year ended December 31, 1993.
        10(c).        1992 Key Employees Stock Plan as amended as of October 25, 1993.
                        Incorporated by reference to Exhibit 10(p) to registrant's Annual
                        Report on Form 10-K for the year ended December 31, 1993.

                              INDEX TO EXHIBITS

      EXHIBIT          DESCRIPTION
      -------          -----------
        10(d).        Agreement dated as of December 7, 1990 among registrant, SP Gold
                        Holdings Inc., Holdgold, Inc., Hornwood Investments N.V., James M.
                        Goldsmith, Jacob Rothschild, St. James Place Capital, plc and RIT
                        Capital Partners plc. Incorporated by reference to Exhibit (28)(i) to registrant's Current Report on Form 8-K dated December 7, 1990.
        10(e).        Amendment dated May 10, 1993 to the Agreement dated as of December 7,
                        1990 among registrant, SP Gold Holdings Inc., Holdgold Inc., Hornwood
                        Investments N.V., James M. Goldsmith, Jacob Rothschild, St. James
                        Place Capital, plc and RIT Capital Partners plc. Incorporated by
                        reference to Exhibit 28(b) to registrant's Registration Statement on
                        Form S-3 (File No. 33-65274).
        10(f).        Agreement dated as of May 10, 1993 among registrant, George Soros,
                        Soros Fund Management, Stanley F. Druckenmiller, Duquesne Capital
                        Management, Inc., Quantum Fund N.V., Quasar International Partners
                        C.V. and Quota Fund N.V. Incorporated by reference to Exhibit 28(c)
                        to registrant's Registration Statement on Form S-3 (File No.
                        33-65274).
        10(g).        Agreement dated October 15, 1993, effective November 1, 1993, among registrant, NGC and Ronald C. Cambre. Incorporated by reference to
                        Exhibit 10 to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
        10(h).        Letter Agreement dated December 15, 1993, between NGC and registrant.
                        Incorporated by reference to Exhibit A to NGC's Proxy Statement dated
                        February 16, 1994.
        10(i).        Tax Sharing Agreement dated as of January 1, 1994 between registrant and NGC.
        10(j).        Consultation Agreement dated as of October 31, 1993 among registrant,
                        NGC and Gordon R. Parker. Incorporated by reference to Exhibit 10(s)
                        to registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1993.
        11.           Statement re Computation of Per Share Earnings.
        12.           Statement re Computation of Ratio of Earnings to Fixed Charges and
                        Earnings to Fixed Charges and Preferred Stock Dividends.
        21.           Subsidiaries of registrant. Incorporated by reference to Exhibit 21 to registrant's Annual Report on Form 10-K for the year ended December
                        31, 1993.
        23.           Consent of Independent Public Accountants.
        24.           Power of Attorney.
        27.           Financial Data Schedules.