Form 10-K405
period 1995-12-31
NEWMONT MINING CORP
filed 1996-03-29
CIK 71824

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

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

                                                            NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                            ON WHICH REGISTERED
----------------------------------------------------------------------------------------------
         COMMON STOCK, $1.60 PAR VALUE                     NEW YORK STOCK EXCHANGE
                                                                PARIS BOURSE
                                                            SWISS STOCK EXCHANGES
                                                            (BASEL-GENEVA-ZURICH)

        Securities registered pursuant to Section 12(g) of the Act: NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X  NO    .
                                       ---    ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.   X
            ---

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT (BASED ON THE CLOSING SALE PRICE OF THE SHARES ON THE NEW YORK STOCK EXCHANGE) AT MARCH 7, 1996 WAS APPROXIMATELY $5,388,900,000.

THE NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AT MARCH 7, 1996 WAS 99,335,360.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED PURSUANT TO REGULATION 14A PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934 FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 2, 1996 (PART III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

INTRODUCTION

     Newmont Mining Corporation ("Newmont") was incorporated in 1921 under the laws of Delaware. Its sole asset is ownership of 90.5% of the outstanding stock of Newmont Gold Company, a Delaware corporation which is engaged, directly and through its subsidiaries and affiliates, in gold production, exploration for gold and acquisition of gold properties worldwide. Newmont Gold Company, together with its subsidiaries (unless the context otherwise requires), is referred to herein as "NGC." Newmont, together with NGC and NGC's subsidiaries, are referred to herein as the "Corporation."

     Effective January 1, 1994, NGC succeeded to all of the operations and assets of Newmont, except for the capital stock of NGC retained by Newmont, and NGC assumed all of Newmont's liabilities. The number of outstanding shares of Newmont capital stock now equals the number of shares it owns of NGC so that shareholders of both companies have identical per share interests in the reserves, production, earnings and dividends of NGC's operations. The income statements and balance sheets for the two companies are virtually the same with the only difference being the minority interest in NGC reflected in Newmont's statements.

     Substantially all of the Corporation's consolidated sales and operating profit in 1995, 1994 and 1993 related to its gold mining activities in the U.S. Although most of the Corporation's consolidated identifiable assets relate to domestic activities, 22% of its net identifiable assets as of December 31, 1995 were related to foreign activities, with no single foreign operating entity representing more than 10% of the Corporation's assets.

NEWMONT GOLD COMPANY

  OVERVIEW

     NGC produces gold from the Carlin Trend in Nevada. It also produces gold through a 38% equity owned venture in Peru which commenced gold production in August 1993 and a 50% owned venture in Uzbekistan which commenced gold production in September 1995. NGC additionally has an 80% owned venture in Indonesia, which is scheduled to commence gold production in the first half of 1996 and an 80% interest in a large copper/gold project in Indonesia which is currently in the feasibility stage. In addition to exploration activities conducted in connection with the above-referenced operations and projects, NGC continues to explore for gold and/or is conducting joint venture discussions in other parts of these countries and in various other countries, including Canada, Mexico, Ecuador, Chile, Brazil, Argentina, Laos, Myanmar, Philippines, China and the U.S. NGC had approximately 28.8 million equity ounces of proven and probable gold ore reserves at December 31, 1995 and produced approximately 1.9 million equity ounces of gold in 1995.

  CARLIN, NEVADA

     Production
     NGC's North American operations are located on the geological feature known as the Carlin Trend, near Carlin, Nevada. See map on page 3 herein. The Carlin Trend is the largest gold district discovered in North America in this century. At the end of 1995, NGC had 20.9 million ounces of proven and probable gold ore reserves on the Carlin Trend.

     From the Carlin Trend, production was 1,634,500 ounces in 1995 compared with 1,555,300 ounces in 1994 and 1,674,200 ounces in 1993. Gold production at NGC's Nevada operations is expected to approximate 1995 production of 1.6 million ounces.

     In 1995, ore was mined from seven open-pit deposits (Genesis, Post, Carlin, Gold Quarry, Tusc, Lantern and North Star) and from four underground mines (Carlin East, Carlin Main, Deep Star and Rain). The Tusc open-pit mine, a satellite deposit to NGC's largest mine, Gold Quarry, opened in May 1994 and two other open-pit mines, Lantern and North Star were opened in 1995. The Carlin East underground mine, located under the original Carlin pit, and the Rain underground mine commenced production in late 1994. An additional underground mine, Carlin Main, also beneath the original Carlin pit, commenced production in early 1995. Another underground mine, Deep Star, opened in late 1995. The four underground mines produced 122,500 ounces in 1995.

     The Post mine is being mined by Barrick Goldstrike Mines, Inc. ("Barrick") under a joint mining agreement executed in December 1992 by NGC and Barrick for the exploitation of the shared Post deposit and other related matters. At the end of 1995, the lower and deep zones of this ore body contained approximately
4.9 million ounces of proven and probable reserves of gold. The parties share the cost of mining the ore body in proportion to their interests in the contained gold. NGC is benefiting from lower costs of mining than would be the case if it had separately mined its portion of the Post ore body. See Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                          CARLIN TREND MINE PRODUCTION
                             DRY SHORT TONS (000S)
                        FOR THE YEARS ENDED DECEMBER 31,

                                         1995                               1994                               1993
                           --------------------------------   --------------------------------   --------------------------------
                            MILL   LEACH    OVER-              MILL   LEACH    OVER-              MILL   LEACH    OVER-
                            ORE     ORE    BURDEN    TOTAL     ORE     ORE    BURDEN    TOTAL     ORE     ORE    BURDEN    TOTAL
                           ------  ------  -------  -------   ------  ------  -------  -------   ------  ------  -------  -------
Open-Pit:
  Genesis.................  3,235  15,125   42,727   61,087    3,354  10,591   44,199   58,144    2,336  12,704   50,413   65,453
  Carlin/Lantern..........     25     132    4,524    4,681       86     954    1,853    2,893       64   2,789    3,929    6,782
  North Star..............     11     187    1,936    2,134       --      --       --       --       --      --       --       --
  Post....................  2,084     752   63,024   65,860      404   3,941   43,186   47,531      420   1,066   15,188   16,674
  Gold Quarry.............  8,943  32,099   44,639   85,681    9,518  34,885   52,379   96,782   11,005  36,760   56,283  104,048
  Tusc....................    219   2,399   14,743   17,361      100     454    5,654    6,208       --      --       --       --
  Rain....................     --      --       --       --      270   1,230      930    2,430    1,049   2,951    7,758   11,758
                           ------  ------  -------  -------   ------  ------  -------  -------   ------  ------  -------  -------
    Total Open-Pit........ 14,517  50,694  171,593  236,804   13,732  52,055  148,201  213,988   14,874  56,270  133,571  204,715
                           ------  ------  -------  -------   ------  ------  -------  -------   ------  ------  -------  -------
Underground:
  Carlin..................    344      --       --      344       34       7       --       41       --      --       --       --
  Deep Star...............     15      --       --       15       --      --       --       --       --      --       --       --
  Rain....................    147      --       --      147       48       3       --       51       --      --       --       --
                           ------  ------  -------  -------   ------  ------  -------  -------   ------  ------  -------  -------
    Total Underground.....    506      --       --      506       82      10       --       92       --      --       --       --
                           ------  ------  -------  -------   ------  ------  -------  -------   ------  ------  -------  -------
    Grand Total........... 15,023  50,694  171,593  237,310   13,814  52,065  148,201  214,080   14,874  56,270  133,571  204,715
                           ======  ======  =======  =======   ======  ======  =======  =======   ======  ======  =======  =======

     NGC owns in fee or controls through long-term mining leases and unpatented mining claims all of the minerals and surface area within the boundaries of the present and projected mining areas of its Carlin Trend deposits. Such long-term leases extend for at least the anticipated mine life of those deposits. With respect to Gold Quarry, NGC owns a 10% undivided interest in the minerals in a majority of the present and projected mining areas, and with respect to the remaining 90% has agreed to pay a royalty to third party lessors that is equivalent to 16.2% of production therefrom. NGC's royalty commitments to other parties with respect to other portions of the Gold Quarry property and certain of its other properties are much less significant. See Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition."

     During the past three years, the U.S. Congress considered a number of proposed amendments to the General Mining Law, as amended (the "General Mining Law"), which governs mining claims and related activities on federal lands. In 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands. In October 1994, a moratorium on the processing of new patent applications was approved. While such moratorium currently remains in effect, its future is unclear. In addition, a variety of bills have been introduced in the U.S. Congress to amend further the General Mining Law and, in 1995, Congress passed an amendment to the General Mining Law which provided for a 5% royalty on minerals taken from U.S. land and required that the patentee pay the fair market value for surface land required to mine the associated minerals. This amendment was included in an omnibus budget bill which was vetoed by the President. Although the ultimate fate of this amendment or other changes to the General Mining Law are not presently known, approximately 93.5% of NGC's proven and probable ore reserves in the U.S. are located on private land and, therefore, are not subject to such amendments.

                              [INSERT NEVADA MAP]

     Refractory Ore Treatment Plant

     In September 1994, NGC completed construction of a refractory ore treatment plant, known as Mill No. 6, to oxidize refractory ores. Partial operation was achieved in October 1994, but because of a crack in a weld of a riding ring of the double rotator mill and a fire in the electrostatic precipitator, final start-up was delayed until the end of December 1994. Ore processed through the plant in 1995 yielded approximately 354,400 ounces of gold. This plant is expected to account for approximately 35% of Carlin's gold production in 1996. To finance the new facility, the plant was sold and leased backed to NGC pursuant to a 21 year lease. For a discussion of the financing of the refractory ore treatment plant, see Note 7 to Item 8 -- "Financial Statements and Supplementary Data."

     The facility enables NGC to oxidize and treat high-grade refractory ores that contain both sulfides and active carbon. Approximately 65% of NGC's reserves on the Carlin Trend are refractory and the balance are oxide. Oxide ore at Carlin is amenable to gold extraction through the use of conventional size-reduction processes, such as crushing and grinding, and the dissolution of the gold in such ore using cyanidation treatment techniques common to the industry. Refractory ore contains minerals which require an additional treatment process, which is normally not necessary with oxide ore, to optimize the recovery of gold from conventional cyanidation processes.

     Other Mill and Leaching Facilities

     NGC has utilized five other mills on the Carlin Trend (two of which are currently active), in addition to the refractory ore treatment plant. Ore fed to a mill is subjected to crushing, grinding and cyanide leaching treatment processes, with gold recovery onto activated carbon. Mill No. 1 was commissioned in 1965 and treated ore from the Carlin, Genesis and Post mines and was closed in the Fall of 1994. Mill No. 2 was commissioned in 1985 and located adjacent to the Gold Quarry open pit mine. Portions of Mill No. 2 were incorporated into the refractory ore treatment plant in May 1994. Mill No. 3 was commissioned in 1988 and treated material from the Rain mine and was decommissioned in late 1994 when the Rain mine ore reserves accessible from open-pit mining were depleted. It ran for two months in 1995 and is scheduled to run for two months in 1996 to process oxide ore from the Rain underground mine. Mill No. 4 was commissioned in 1989 and is located approximately one mile northeast of the Post deposit. Mill No. 5 was commissioned in 1988 and is located adjacent to the refractory ore treatment plant.

     Processing at the Carlin leaching operations includes crushing ore at crushing plants, heap leaching ore on leach pads using cyanidation and gold recovery onto activated carbon through carbon adsorption.

                     CARLIN TREND MILL AND LEACH PRODUCTION
                        FOR THE YEARS ENDED DECEMBER 31,

                                 1995                                  1994                                  1993
                  -----------------------------------   -----------------------------------   -----------------------------------
                   DRY     GRADE                         DRY     GRADE                         DRY     GRADE
                  SHORT   (OUNCES   OUNCES   AVERAGE    SHORT   (OUNCES   OUNCES   AVERAGE    SHORT   (OUNCES   OUNCES   AVERAGE
                   TONS     PER    PRODUCED  RECOVERY    TONS     PER    PRODUCED  RECOVERY    TONS     PER    PRODUCED  RECOVERY
                  (000S)   TON)     (000S)   RATE(%)    (000S)   TON)     (000S)   RATE(%)    (000S)   TON)     (000S)   RATE(%)
                  ------  -------  --------  --------   ------  -------  --------  --------   ------  -------  --------  --------
Mill No. 1.......     --      --        --       --        188   0.135      24.3     87.7        960   0.094      82.5     85.6
Mill No. 2.......     --      --        --       --      1,034   0.081      85.1     82.7      3,368   0.090     239.2     81.4
Mill No. 3.......    105   0.211      19.9     87.6        859   0.079      59.1     80.9        903   0.101      77.0     85.7
Mill No. 4.......  2,713   0.063     139.6     80.6      2,736   0.129     292.3     80.7      2,692   0.111     252.5     84.9
Mill No. 5.......  6,172   0.091     473.5     82.8      6,264   0.077     396.1     79.5      6,419   0.081     412.3     80.5
Mill No. 6.......  1,383   0.281     354.4     91.0        701   0.081      44.6     85.5         --      --        --       --
                  ------           -------              ------           -------              ------   -----   -------
Total............ 10,373   0.109     987.4     83.4     11,782   0.091     901.5     80.7     14,342   0.091   1,063.5     82.5
                  ======                                ======                                ======
Leach
  Operations..... 44,529   0.023     647.1       --(1)  52,381   0.021     653.8       --(1)  58,945   0.019     610.7       --(1)
                  ======           -------              ======           -------              ======           -------
Total Ounces
  Produced.......                  1,634.5                               1,555.3                               1,674.2
                                   =======                               =======                               =======

---------------

(1) Leach recovery from tons placed on leach pads fluctuates from year-to-year due to ore grade, differing solution application rates and cycle times, as well as varying quantities of unleached material placed on pads.

     Bioleaching

     As an extension of its current leaching operations, a demonstration project has confirmed the commercial viability of a patented bioleaching process to recover gold from low-grade sulfidic refractory materials that previously could not be treated economically using only conventional cyanidation heap leaching. In the bioleaching process, high-density cultures of naturally occurring bacteria are added to low-grade ore as it is placed on leach pads. The bacteria breaks down the sulfide crystal structure in the ore, allowing the gold subsequently to be dissolved and recovered through heap leaching processes. In January 1995, NGC began a $12.5 million three-year demonstration project of the bioleaching process which resulted in the recovery of approximately 5,200 ounces of gold in late 1995. It is designed to produce 100,000 ounces of gold over the three year life of the project. As a result of the development of this bioleaching process, 4.3 million ounces of low-grade refractory material were added to the reserve category over the past two years. In 1995, an extension to the Gold Quarry pit was added to the reserve category which would not be mined if it was not for bioleaching. This extension contains 3.6 million ounces of which 2.3 million ounces will be bioleached.

     Other Facilities

     The gold-bearing activated carbon from NGC's Carlin milling and leaching plants is processed at a central carbon processing plant and converted into dore bars at the adjacent refinery.

     An analytical laboratory and administration offices are located in the vicinity of Mill Nos. 5 and 6. NGC also has an advanced metallurgical research laboratory on leased premises in Salt Lake City, Utah. This lease expires at the end of 1996. Newmont has commenced construction of a research laboratory in Englewood, Colorado to replace the Salt Lake City facility. This new facility is expected to be completed by year-end 1996 at an estimated cost of $13 million.

     Electrical power and natural gas for NGC's Nevada operations are provided by public utilities. Oxygen for the refractory ore treatment plant is provided by Praxair Inc. from an oxygen plant constructed by it on land leased from NGC which is the sole consumer of the oxygen produced.

     Refining

     NGC currently has refining arrangements with three foreign refiners and one domestic refiner to further refine dore bars produced by NGC to the pure form recognized as marketable on the world markets. Under the terms of the agreements with these refiners, the dore bars are toll refined and the precious metals are returned to NGC's account for sale to third parties. Management believes that because of the availability of alternative refiners, each able to supply all services needed by NGC, no adverse effect would result if NGC lost the services of any of its current refiners.

     Exploration

     NGC conducts extensive exploration along the Carlin Trend. NGC owns or otherwise controls the mineral interests on approximately 682 square miles of property along the Carlin Trend. In 1995, a total of 715 holes totaling 496,606 feet were drilled by NGC on the Carlin Trend in connection with reserve development and exploration activities. This compares with approximately 775 holes totaling 519,288 feet drilled in 1994. Exploration by underground methods continues to facilitate the definitive location of deeper deposits of gold ore.

     In 1995, approximately $27 million was spent by NGC on reserve development and exploration on the Carlin Trend. For 1996, reserve development and exploration expenditures by NGC on the Carlin Trend are expected to be approximately the same as 1995.

  PERU

     Introduction

     The Corporation also produces gold through Minera Yanacocha S.A. in Peru, which is 38% owned by the Company; 32.3% by Compania de Minas Buenaventura, S.A. ("Buenaventura"), a Peruvian mining company; and 5% by International Finance Corporation, which provided financing for the project. With respect to the remaining 24.7% ownership of Yanacocha, see Note 14 -- "Commitments and Contingencies -- Additional Interest in Minera Yanacocha" in Item
8 -- "Financial Statements and Supplementary Data."

     Yanacocha has mining rights with respect to a 63,000 acre land position, which includes the Carachugo, Maqui Maqui and San Jose deposits and other prospects, located in northern Peru. The project's mining rights were acquired through an assignment of a government concession held by a related entity. The assignment has a term of 20 years, renewable at the option of Yanacocha for another 20 years. A 100% owned subsidiary of NGC manages the project.

     Production

     Production commenced in August 1993 at the Carachugo deposit and in October 1994 at the Maqui Maqui deposit, which is located three miles north of the Carachugo deposit. Contract mining is employed at Yanacocha and power for the project is provided by diesel generators owned by Yanacocha. During 1994, the first full year of operation, approximately 304,600 ounces of gold, or 115,700 equity ounces of gold were produced primarily from the Carachugo mine. The two mines together produced approximately 552,000 ounces in 1995, or 209,800 equity ounces at a total cash cost of $119 per ounce. In 1996, production is expected to increase 10% to 15% over 1995 production including production from the San Jose deposit which Yanacocha began mining at the beginning of 1996.

     Yanacocha's operations are accessible by road and are located approximately 375 miles north of Lima and 28 miles north of the city of Cajamarca. Both the Carachugo and Maqui Maqui deposits are being exploited through open-pit mines. The San Jose deposit will be accessed through an open-pit mine as well. The ore is not crushed, but transported directly to two leach pads where the ore is treated with a cyanide solution. The leach solution is then run through a processing plant and the gold is extracted utilizing a Merrill-Crowe gold recovery method. The dore bars produced are transported from the processing plant by a contractor and refined at refineries in the United Kingdom and Switzerland.

     Total proven and probable reserves for Yanacocha as of December 31, 1995 were approximately 4.9 million ounces (1.9 million equity ounces) compared with approximately 4.0 million ounces (1.5 million equity ounces) as of December 31, 1994.

               MINERA YANACOCHA MINE AND LEACH PRODUCTION (100%)
                             DRY SHORT TONS (000S)
                        FOR THE YEARS ENDED DECEMBER 31,

                                                 1995                      1994                      1993
                                       ------------------------   -----------------------   ----------------------
                                       LEACH                      LEACH                     LEACH
                                        ORE     WASTE    TOTAL     ORE    WASTE    TOTAL     ORE    WASTE   TOTAL
                                       ------   -----   -------   -----   -----   -------   -----   -----   ------
Carachugo............................   9,238   4,647    13,885   7,157   4,075    11,232   2,706   1,093    3,799
Maqui Maqui..........................   8,520   2,072    10,592   1,996     372     2,368      --      --       --
                                       ------   -----   -------   -----   -----   -------   -----   -----   ------
Total................................  17,758   6,719    24,477   9,153   4,447    13,600   2,706   1,093    3,799
                                       ======   =====   =======   =====   =====   =======   =====   =====   ======
Tons placed on leach pads
  (000s dry).........................                    17,758                     8,707                    2,706
Average grade of ore
  (Ounces per ton)...................                     0.045                     0.054                    0.052
Ounces of gold produced..............                   552,000                   304,600                   81,500

     Exploration

     Exploration continues to be conducted at numerous prospects owned by Yanacocha. Approximately $17 million was spent on exploration in 1995 (100% basis) with approximately 164,000 feet drilled. A $15 million exploration program (100% basis) is currently underway in 1996 with approximately 164,000 feet of drilling planned.

     A second Peruvian joint venture in northern Peru was formed in November 1993 between NGC and Buenaventura. The joint venture, which is 65% owned by NGC, has staked claims on 423,000 acres of prospective ground along north and south extensions of the volcanic belt hosting the Yanacocha deposits. In addition, NGC is active in the southern part of Peru. Initial exploration work is underway in these prospective areas and a number of targets have been outlined.

                         [INSERT MINERA YANACOCHA MAP]

  UZBEKISTAN

     In Uzbekistan, NGC has a 50% interest in a joint venture ("Zarafshan-Newmont") with the State Committee for Geology and Navoi Mining and Metallurgical Combine, each state entities of Uzbekistan, to produce gold by leaching ore from existing stockpiles of low-grade oxide ore from the government-owned Muruntau mine. These state entities have guaranteed to Zarafshan-Newmont 240 million tons of ore with an average grade of 0.036 ounces of gold per ton, containing approximately 8.6 million ounces of gold. The gold produced by Zarafshan-Newmont is sold in international markets for U.S. dollars.

     A subsidiary of NGC provides technical and managerial support to Zarafshan-Newmont. Total production which commenced in the second half of 1995 was 37,000 ounces, or 18,500 ounces attributable to NGC, at a total cash cost of $218 per ounce. In 1996, production is expected to be in excess of 300,000 ounces with 50% attributable to NGC's interest at lower per ounce total cash costs than in 1995. The project facilities include twenty crushers in four stages. Crushed material is transported to lined leach pads where the ore is treated with a cyanide solution. The leach solution is then run through a processing plant and the gold extracted utilizing a Merrill-Crowe gold recovery method. The resulting dore is transported to the nearby Muruntau gold refinery operated by Navoi Mining and Metallurgical Combine where, pursuant to a refining agreement, the dore is refined for export. The project has access to air, rail and road transport. There are no significant logistical difficulties for transportation of refined gold. Power for the project is provided by a contractual arrangement with Navoi Mining and Metallurgical Combine which acquires such power from a plant in Navoi, Uzbekistan.

     The cost of the project was approximately $230 million, half of which is attributable to NGC. Zarafshan-Newmont obtained a $105 million project financing loan from a consortium of banks in 1994 and an additional $30 million in 1995. See Note 7 to Item 8 -- "Financial Statements and Supplementary Data." NGC provided to its joint venture partners such partners' share of the equity capital required for the project in exchange for a portion of the existing stockpiles and additional funds required to complete the project and supply working capital.

                         [INSERT ZARAFSHAN-NEWMONT MAP]

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

     The more advanced of these projects is Minahasa, a multi-deposit project on the island of Sulawesi. It is approximately 1,500 miles northeast of Jakarta. The Minahasa project will mine and process ore from three hydrothermal deposits -- Mesel, Leons and Nibong -- which at the end of 1995 contained approximately 2.1 million ounces of proven and probable reserves (in which NGC has an equity interest of approximately 1.7 million ounces). These deposits contain both oxidized and refractory gold mineralization.

     Site preparation at the Minahasa project began in November 1994 and pre-production mining was initiated in April 1995. The project facilities include a dry grinding mill, a fluidized bed roaster facility and a conventional carbon-in-pulp gold recovery plant. Infrastructure improvements such as a deep-water port, electrical power plant, water supply system and a village for workers are also being constructed. Production is scheduled to commence in the first half of 1996 and approach 100,000 ounces (100% basis) in 1996. Total capital costs are estimated at $135 million. Production over the 13-year mine life is expected to average 140,000 ounces (100% basis) per year at a cash cost of $210 per ounce. The Minahasa project is in close proximity to the coast and does not present any significant logistical difficulties for transportation of materials and equipment.

     The second project, Batu Hijau, is located on the island of Sumbawa, 950 miles east of Jakarta. It is a large porphyry copper/gold deposit that was discovered in 1990. Batu Hijau is located 10 miles from the island's coast and has access to natural harbors which can be developed for transportation of materials, equipment and concentrate product. By year-end, a total of 113 holes had been drilled in this deposit to an average depth of 330 feet. In 1995, a comprehensive feasibility study refined cost and production alternatives. In addition, discussions were conducted with potential partners who could bring financing and copper expertise to this project. Total capital costs are estimated at $1.5 billion. Batu Hijau is considered to have significant potential, although there can be no assurance that such potential could or will be realized. During the third quarter of 1995 NGC recognized that given the size, complexity and nature of this large porphyry copper/gold project and the cost of developing the project it would require more time to complete final feasibility studies beyond the December 1, 1995 date provided for in the Contract of Work. Accordingly, in October 1995, NGC requested from the government of Indonesia an extension of the feasibility studies period. In late December 1995, NGC was advised by the Indonesian government that it needed more time to review its request for an extension and that the time period provided for feasibility studies in the Contract of Work was suspended pending the Indonesian government's decision. On March 15, 1996, the Indonesian government granted an extension of the feasibility studies period to June 1, 1996.

     Exploration work continued through 1995 in areas surrounding the Minahasa and Batu Hijau projects. Such work will continue in 1996 as part of NGC's ongoing exploration program in Indonesia.

                            [INSERT BATU HIJAU MAP]

  EXPLORATION

     NGC conducts its worldwide exploration activities through various affiliates. One of these affiliates was responsible for the discovery in 1961 of the Carlin Trend in Nevada and one discovered the existence of gold at the Yanacocha deposit in Peru in the 1980s. In 1995, exploration and research expense was $57.3 million compared with $69.2 million in 1994. These figures exclude capitalized exploration costs associated with mine development of $9.4 million in 1995 and $5.1 million in 1994. NGC's 1996 exploration budget is approximately at the same level as 1995.

     In addition to the exploratory projects specifically discussed above, NGC is in the preliminary stages of exploration in other areas of the U.S. and other parts of the world. During 1995, on-the-ground evaluations were conducted in approximately 25 countries and acquisition opportunities were monitored in others.

     In Mexico, NGC is involved in two projects -- La Herradura, a 45,000 acre site just south of the U.S. border in northern Mexico is undergoing prefeasibility studies and Mezcala, a 12,000 acre exploration site in southern Mexico. NGC has a 44% interest in La Herradura and is earning a 44% interest in Mezcala by investing $8.5 million over the next four years. The balance of both projects is held by Minas Penoles, S.A. de C.V., a leading Mexican mining company that would be the operator.

     Near Fairbanks, Alaska, NGC began exploration on the True North property. Under the terms of a joint venture agreement signed with La Teko Resources, Inc. ("La Teko") on June 9, 1995, NGC can earn a 65% interest in the property by (i) making cash payments totaling $6 million to La Teko, (ii) expending $3 million in exploration expenditures by December 31, 1996 and (iii) expending up to $18 million to bring the property into production. Drilling in 1995 confirmed an average grade of 0.06 ounces per ton. Almost all of this deposit is near the surface. NGC will intensify its efforts at True North in 1996. Work is focused on extending a broader zone of mineralization from the 7.2 million tons already identified.

     Exploration continued in Canada where NGC has completed a drilling program with its co-venturer, Westmin Resources Limited, on several targets at the Fairchild Lake project in the Yukon Territory. NGC has earned a 51% interest in the project by expending C$3.5 million in exploration over the last two years and can earn up to a 65% interest by expending an additional C$7 million on the property.

     In Asia, NGC has a 93% interest in a joint venture for exploration in Laos. The joint venture agreement covers approximately 2,500 square miles of land. NGC continues to pursue exploration in other areas of the Asia/Pacific region, including opportunities in the Philippines and China.

     In the U.S., exploration continues at various locations. During the year, NGC wrote off its investments in two exploration properties acquired in 1992, Ivanhoe, located north of Carlin and Grassy Mountain in eastern Oregon. While localized high-grade zones were identified at Ivanhoe, most of the mineralization was low grade and did not meet development criteria. Similarly, after analyzing the Grassy Mountain deposit, NGC concluded it was not economically feasible for it to mine the property. In 1996, exploration will continue in several states, including Alaska, Idaho, Montana, Nevada and Oregon.

     Gold exploration is highly speculative in nature, involves many risks and frequently is nonproductive. There can be no assurance that NGC's gold exploration efforts will be successful. Once gold mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish proven and probable ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. No assurance can be given that NGC's exploration programs will result in the expansion or replacement of current production with new proven and probable ore reserves.

     NGC's exploration team has a staff of approximately 200 geologists, geochemists and geophysicists. State-of-the-art technology, including airborne geophysical data acquisition systems, satellite location devices and field-portable imaging systems, also aids in the location of prospective targets.

  MARKETING

     NGC's gold sales generally are made at the monthly average market price prevailing during the month in which the gold is delivered plus a "contango", which is essentially an interest factor, from the beginning of the month until the date of delivery. Since the end of 1993 the Corporation has not engaged in any hedging transactions on current production and none of NGC's 1995 production was hedged. However, 125,000 ounces per year of the first five years of production of NGC's Minahasa project in Indonesia beginning in 1996 has been sold forward at an average price of $454 per ounce with a 40% participation in prices above that level. See Note 12 to Item 8 -- "Financial Statements and Supplementary Data" for information regarding major customers and export sales.

  GENERAL

     The business of gold mining is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labor disputes, encountering unusual or unexpected geologic formations, cave-ins, flooding, rock falls, periodic interruptions due to inclement or hazardous weather conditions, other acts of God and fluctuations in the market prices of gold. Such risks could result in damage to, or destruction of, mineral properties or producing facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. NGC maintains insurance against risks that are typical in the operation of its business and in amounts which NGC believes to be reasonable, but no assurance can be given that such insurance will continue to be available, will be available at economically acceptable premiums or will be adequate to cover any resulting liability.

     NGC's projects in Indonesia, Peru and Uzbekistan are subject to the risks normally associated with conducting business in foreign countries, including labor disputes and uncertain political and economic environments, as well as risks of war and civil disturbances or other risks which may limit or disrupt the projects, restrict the movement of funds or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation, foreign taxation, limitations on ownership and on repatriation of earnings, and foreign exchange controls and currency fluctuations. Although NGC is not currently experiencing any significant problems in foreign countries arising from such risks, there can be no assurance that such problems will not arise in the future. Political risk insurance from the Overseas Private Investment Corporation ("OPIC") and/or the Multilateral Investment Guarantee Agency has been obtained to cover a portion of NGC's investments in Peru and Uzbekistan against certain expropriation, war, civil unrest and political violence risks. Newmont is applying to OPIC for similar political risk insurance covering its Minahasa investment in Indonesia. Political risk insurance is limited by its terms to the particular risks specified therein and is subject to certain exclusions. There can therefore be no assurance that claims would be paid under such insurance in connection with a particular event in a foreign country. Foreign investments may also be adversely affected by laws and policies of the U.S. affecting foreign trade, investment insurance and taxation.

     The successful application of bioleach technology, on which NGC holds patents in the U.S. and in many foreign countries, has resulted in significant increases in proven and probable reserves of NGC. There are no other patents, licenses or franchises material to NGC's business. In many foreign countries, NGC conducts mining or exploration pursuant to concessions granted by the host government. These countries include, among others, Indonesia, Laos and Peru. In each case, NGC believes that such concessions are sufficient in extent and duration to justify any proposed investment it might make based on any such concessions. Such concessions are subject to the usual political risks associated with foreign operations generally.

     Capital expenditures incurred by NGC for continuing operations were approximately $309 million, $402 million and $235 million in 1995, 1994 and 1993, respectively. NGC has an established program for the maintenance and repair of its equipment and facilities. Management believes that NGC's facilities are generally in a state of good repair. NGC has a continuous program of capital investment that includes, as necessary or advisable, the replacement, modernization or expansion of its equipment and facilities. For a discussion of anticipated future capital expenditures, see Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition."

     There were 4,100 persons employed by NGC worldwide at December 31, 1995 and 2,835 persons employed by NGC worldwide at December 31, 1994. Newmont has no employees.

GOLD MARKET

     Gold has two main categories of use -- product fabrication and bullion investment. Fabricated gold has a wide variety of end uses. Purchasers of official coins and high-karat jewelry frequently are motivated by investment considerations, so that net private bullion purchases alone do not necessarily represent the total investment activity in gold.

     The profitability of NGC's current operations is significantly affected by changes in the market price of gold. Market gold prices can fluctuate widely and are affected by numerous factors beyond NGC's control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the U.S. dollar (the currency in which the price of gold is generally quoted) and of other currencies, interest rates, central bank sales, forward sales by producers, global or regional political or economic events, and production and cost levels in major gold-producing regions such as South Africa. In addition, the price of gold sometimes is subject to rapid short-term changes because of speculative activities. The current demand for and supply of gold affect gold prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. As the amounts produced in any single year constitute a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant impact on the supply of gold or on its price. If NGC's revenue from gold sales falls for a substantial period below its cost of production at any or all of its operations, NGC could determine that it is not economically feasible to continue commercial production at any or all of its operations or to continue the development of some or all of its projects. NGC's consolidated weighted average total cash cost of equity production for its Nevada, Peruvian and Uzbekistan operations was $210 per ounce of gold sold in 1995, $202 in 1994 and $197 in 1993.

     The gold market generally is characterized by volatile prices. The volatility of gold prices is illustrated in the following table of annual high, low and average afternoon gold fixing prices of gold per ounce on the London Bullion Market:

    YEAR                                                          HIGH     LOW      AVERAGE
    ----                                                          ----     ----     -------
    1986........................................................  $438     $326      $ 368
    1987........................................................   500      390        446
    1988........................................................   484      395        437
    1989........................................................   416      356        381
    1990........................................................   424      346        383
    1991........................................................   403      344        362
    1992........................................................   360      330        344
    1993........................................................   406      326        360
    1994........................................................   395      378        384
    1995........................................................   396      372        384
    1996 (through March 7)......................................   415      389        395

---------------
Source of Data: Metals Week

     On March 7, 1996, the afternoon fixing for gold on the London Bullion Market was $394 per ounce and the spot market price of gold on the New York Commodity Exchange was $395 per ounce. Gold prices on both the London Bullion Market and the New York Commodity Exchange are regularly published in most major financial publications and many nationally recognized newspapers.

PROVEN AND PROBABLE ORE RESERVES

     NGC's equity in proven and probable ore reserves was approximately 28,782,000 ounces and 26,106,000 ounces of gold at December 31, 1995 and December 31, 1994, respectively.

     NGC's estimate of its proven and probable ore reserves at December 31, 1995 and 1994 is set forth in the table below. The proven and probable ore reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry. Calculations with respect to the estimates as of December 31, 1995 and 1994, are based on a gold price of $400 per ounce. NGC's management believes that if its reserve estimates were to be based on gold prices as low as $300 per ounce with current operating costs, 1995 year-end reserves would decrease by approximately 15%. Conversely, if NGC's reserve estimates were to be based on a gold price of $500 per ounce with current operating costs, 1995 year-end reserves would increase by approximately 9%. These reserves represent the total quantity of ore to be extracted from the deposits or stockpiles allowing for mining efficiencies and ore dilution. Contained ounces are prior to any losses during metallurgical treatment.

                                                        DECEMBER 31, 1995                           DECEMBER 31, 1994
                                            -----------------------------------------   -----------------------------------------
                                    NGC     DRY SHORT    GRADE     CONTAINED   EQUITY   DRY SHORT    GRADE     CONTAINED   EQUITY
      DEPOSITS WITH PROVEN        PERCENT     TONS      (OUNCES     OUNCES     OUNCES     TONS      (OUNCES     OUNCES     OUNCES
    AND PROBABLE RESERVES(1)      EQUITY     (000S)     PER TON)    (000S)     (000S)    (000S)     PER TON)    (000S)     (000S)
    ------------------------      -------   ---------   --------   ---------   ------   ---------   --------   ---------   ------
Carlin, Nevada
  Open Pit
    Gold Quarry/Mac/Tusc.........   100%     209,670      0.045       9,519     9,519    162,222      0.045       7,286     7,286
    Carlin/Pete/Lantern..........   100%      14,818      0.031         456       456     14,466      0.031         446       446
    Genesis/North Star...........   100%      41,349      0.029       1,194     1,194     53,229      0.028       1,516     1,516
    Post/Goldbug.................   100%      25,622      0.191       4,890     4,890     27,957      0.184       5,147     5,147
    Capstone/Bootstrap/Tara......   100%      19,851      0.046         915       915     28,041      0.040       1,127     1,127
    Rain/Emigrant Springs........   100%       4,864      0.035         169       169      4,864      0.035         169       169
                                             -------                 ------    ------    -------                 ------    ------
  Total Open Pit.................            316,174      0.054      17,143    17,143    290,779      0.054      15,691    15,691
                                             -------                 ------    ------    -------                 ------    ------
  Underground
    Carlin.......................   100%         936      0.429         402       402        647      0.371         240       240
    Deep Star....................   100%         847      0.930         788       788        849      0.929         789       789
    Rain.........................   100%         148      0.203          30        30        118      0.254          30        30
                                             -------                 ------    ------    -------                 ------    ------
  Total Underground..............              1,931      0.632       1,220     1,220      1,614      0.656       1,059     1,059
    Stockpiles and in process....   100%      47,730      0.053       2,521     2,521     37,558      0.048       1,793     1,793
                                             -------                 ------    ------    -------                 ------    ------
  Total Carlin(2)(3).............            365,835      0.057      20,884    20,884    329,951      0.056      18,543    18,543
                                             -------                 ------    ------    -------                 ------    ------
Minera Yanacocha, Peru
    Carachugo....................    38%      35,459      0.025         896       340     45,264      0.027       1,209       460
    Maqui Maqui..................    38%      47,652      0.047       2,238       850     56,612      0.047       2,680     1,018
    San Jose.....................    38%      52,160      0.032       1,690       642
    Stockpiles and in process....    38%       1,800      0.048          87        33      1,846      0.044          81        31
                                             -------                 ------    ------    -------                 ------    ------
  Total Yanacocha(4).............            137,071      0.036       4,911     1,865    103,722      0.038       3,970     1,509
                                             -------                 ------    ------    -------                 ------    ------
Zarafshan-Newmont,
  Uzbekistan(5)..................    50%     241,794      0.036       8,632     4,316    242,508      0.036       8,674     4,337
                                             -------                 ------    ------    -------                 ------    ------
Minahasa, Indonesia
    Mesel/Leons/Nibong...........    80%       9,668      0.207       2,006     1,605      9,668      0.207       2,006     1,605
    Other........................    80%         858      0.164         141       112        858      0.164         141       112
                                             -------                 ------    ------    -------                 ------    ------
  Total Minahasa(6)..............             10,526      0.204       2,147     1,717     10,526      0.204       2,147     1,717
                                             -------                 ------    ------    -------                 ------    ------
  Total..........................            755,226      0.048      36,574    28,782    686,707      0.049      33,334    26,106
                                             =======                 ======    ======    =======                 ======    ======

---------------
(1) The term "reserve" means that part of a mineral deposit which can be economically and legally extracted or produced under reasonable assumptions at the time of the reserve determination.

    The term "economically," as used in the definition of reserve, implies that profitable extraction or production under defined investment assumptions has been established or analytically demonstrated. The assumptions made must be reasonable, including assumptions concerning the prices and costs that will prevail during the life of the project.

    The term "legally," as used in the definition of reserve, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, there should be a reasonable basis to believe that issuance of these permits or resolution of legal issues can be accomplished in a timely manner.

    The term "proven reserves" means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the result of detailed sampling and (c) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established.

    The term "probable reserves" means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

(2) Calculated using cutoff grades for 1995 and 1994 as follows: oxide leach material not less than 0.006 ounce per ton; refractory leach material (for the Gold Quarry, Mac and Tusc deposits only) not less than 0.03 ounce per ton; refractory mill material not less than 0.07 ounce per ton; oxide mill material varies. Ore reserves were calculated using different recoveries depending on each deposit's metallurgical properties and process. The average oxide mill recoveries utilized were as follows (1994 values in parenthesis): Mill No. 3 -- 85% (85%); Mill No. 4 -- 83% (81%); Mill No.
    5 -- 82% (85%). The average refractory mill recoveries utilized were: Mill No. 6 -- 88% (88%). The average leach recoveries utilized for oxide material were as follows: North Area Leach Facility -- 63% (64%); South Area Leach Facility -- 61% (69%); Rain Area Leach Facility -- 55% (56%). The following average leach recovery was utilized for refractory bioleach material in the Gold Quarry, Mac and Tusc deposits: 55% (60%) (engineered estimates).

    The term "cut-off grade" means the lowest grade of mineralized rock that can be included in the reserve in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and milling or leaching facilities available.

(3) Approximately 65% of these reserves are refractory in nature. Refractory ore is not amenable to the normal cyanidation recovery processes currently used by NGC. Such ore must be oxidized before it is subjected to the normal recovery processes. Refractory reserves of mill-grade material contain at least 0.07 ounces per ton. Refractory reserves of leach-grade material (Gold Quarry, Mac and Tusc deposits only) contain at least 0.03 ounces per ton.

(4) Calculated by NGC using a cutoff grade not less than 0.010 ounces per ton. Assumed leach recovery is 60% to 83%, depending on each deposit's metallurgical properties. All of the ore is oxidized.

(5) Material available to Zarafshan-Newmont for processing from designated stockpiles or from other specified sources. All ore is oxidized. Tonnage and gold content of material available to Zarafshan-Newmont for processing from the designated stockpiles or from other specified sources are guaranteed by state entities of Uzbekistan. Material will be crushed and leached. The feasibility study prepared by Zarafshan-Newmont used a 50% to 65% leach recovery rate, depending on material type.

(6) Calculated by NGC using a cutoff grade of 0.058 ounces per ton and mill recovery rates of 80% to 89% depending on material type. Substantially all of the ore is refractory.

ENVIRONMENTAL MATTERS

  GENERAL

     NGC's U.S. gold mining and processing operations are subject to extensive federal, state and local governmental regulations for the protection of the environment, including those relating to the protection of air and water quality and mine reclamation, and for the promotion of mine and occupational safety. Management does not believe that compliance with such regulations will have a material adverse effect on its competitive position. At this time NGC does not expect any material impact on future recurring operating costs of compliance with currently enacted environmental regulations. Ongoing costs to comply with environmental obligations have not been significant to NGC's total costs of operations. Since NGC is not able to pass on any net increases in costs to its customers, any such increases could have an adverse effect on future profitability of NGC. Amendments to current laws and regulations governing operations and activities of mining companies or the stringent implementation thereof could have a material adverse impact on NGC in terms of increased capital and operating expenditures.

  CURRENT OPERATIONS

     It is estimated that with respect to NGC's U.S. operations, compliance with federal, state and local regulations relating to the discharge of material into the environment, or otherwise relating to the protection of the environment, required capital expenditures of approximately $15 million in 1995. It is estimated that NGC will require approximately $20 million of capital expenditures for environmental compliance in 1996 and annually thereafter.

     NGC's operations outside of the U.S. are also subject to governmental regulations for the protection of the environment. Management believes that these regulations have not had, and will not have, a materially adverse effect on NGC's operations or its competitive position. The adoption of new laws or regulations, or amendments to current laws or regulations, regarding the operations and activities of mining companies could have a material adverse impact on NGC's capital and operating expenditures. It is estimated that compliance with regulations for the protection of the environment required capital expenditures of approximately $3 million in 1995 in connection with the Minahasa project in Indonesia.

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

  FORMER OPERATIONS

     The Corporation is involved in matters involving environmental cleanup obligations arising from past mining activities (not in all cases conducted by the Corporation) at four separate locations within the U.S. Idarado Mining Company, an 80.1% owned subsidiary of NGC, agreed by consent decree in 1992 with the state of Colorado to undertake specific remediation work in the Telluride/Ouray area of Colorado. Resurrection Mining Company, 100% owned by NGC, is a defendant in lawsuits brought by the state of Colorado and the U.S., respectively, for environmental remediation in the Leadville, Colorado area. Dawn Mining Company, a 51% owned subsidiary of NGC, has filed remedial proposals for an inactive uranium mine formerly leased from the Spokane Indian Tribe in Washington State and a former mill site located near Ford, Washington. Remediation activities were conducted at all sites in 1995 and, at Idarado 80% of the remediation was completed. The fourth site is for reclamation of an inactive site mined by the former owners on the Ivanhoe exploration property in Nevada. At December 31, 1995 the Corporation had an aggregate $55.8 million accrued for remediation of these inactive sites, a reduction from $65.7 million accrued at the end of 1994. See Note 14 to Item 8 -- "Financial Statements and Supplementary Data, Item 3" -- "Legal Proceedings" and see Item 7 -- "Management Discussion and Analysis of Results of Operations and Financial Conditions."

ITEM 3.  LEGAL PROCEEDINGS

     During 1995, an agency of the State of Nevada Department of Taxation filed an assessment claiming sales taxes due relating to the sale-leaseback of NGC's refractory ore treatment plant. This assessment, including interest, totals approximately $30 million. The Corporation filed a Petition for Redetermination and a hearing was held by the agency that issued the assessment in October 1995. The hearing officer reaffirmed the agency's determination. The Corporation intends to appeal this determination to the State Tax Commission, which is independent from the agency. If unsuccessful, the Corporation will vigorously contest the determination to higher levels and believes that it will ultimately prevail based upon the opinion of its counsel.

     In December 1983, the State of Colorado filed a lawsuit in the U.S. District Court for the District of Colorado under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"), 42 U.S.C. 9601 et seq., seeking clean-up and damages for alleged injury to natural resources due to releases of hazardous substances into the environment. This case, State of Colorado v. ASARCO, Inc., et al. (Civil Action No. 83-C-2388), was consolidated with another action, United States of America v. Apache Energy & Minerals, et al. (Civil Action No. 86-C-1676), which was filed in August 1986. Both cases involve allegations of environmental impairment in the vicinity of Leadville, Colorado, including the area of the operations and property of the Res-ASARCO Joint Venture which owns the Black Cloud Mine, the Yak Tunnel, and adjacent property, and seek remedial actions and damages from a number of defendants, including Newmont and NGC's wholly owned subsidiary, Resurrection Mining Company ("Resurrection"), which is a partner with ASARCO in the Res-ASARCO Joint Venture. In August 1994, the Court entered a Partial Consent Decree between and among the U.S., Newmont, Resurrection and certain defendants. The Partial Consent Decree obligates Resurrection to pay for and perform the cleanup of sources of contamination in various areas, pursuant to the Superfund administrative process. During 1995, Resurrection implemented and completed remedial action at selected locations. Additional remedial activities are planned for 1996. The precise nature of the remaining remedial activities is subject to further investigation and study, EPA selection in accordance with the National Contingency Plan and public comment. At this time, the precise remedy and cost have not been fixed. The proposed settlement also requires Resurrection to reimburse the governments for their past response costs. Further, Resurrection's cleanup and reimbursement obligations are subject to certain sharing percentages with at least one other defendant. The Partial Consent Decree does not resolve certain other potential liabilities, including liability for any natural resource damage and any groundwater or surface water contamination. See Note 14 to Item 8 -- "Financial Statements and Supplementary Data."

     In September 1995, Southern Peru Copper Corporation ("SPCC"), previously 10% owned by NGC, was served with a lawsuit, which was filed in the state court of Nueces County, Texas, naming as defendants SPCC, its present and former stockholders including NGC, and certain other defendants. The lawsuit seeks unspecified compensatory and punitive damages for alleged personal injuries to approximately 700 persons resident in Peru and property damages arising from alleged releases into the environment from SPCC operations in Peru. In September 1995, the action was removed from Texas state court to the U.S. District Court for the Southern District of Texas, Corpus Christi Division. In October 1995, SPCC and other defendants filed a motion to dismiss the action on a number of grounds, including that it would be unreasonable for a United States court to exercise extraterritorial jurisdiction, lack of personal jurisdiction and forum non conveniens. In January 1996 the Court entered an order dismissing the complaint on the grounds that under U.S. and international law the subject matter of the lawsuit should be adjudicated before Peruvian courts. On February 15, 1996, plaintiffs filed a notice of appeal from the order of the U.S. District Court dismissing the complaint and from an earlier order of that Court denying plaintiffs' motion to remand the case to the Texas state court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise during the quarter ended December 31, 1995.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Newmont's executive officers as of March 7, 1996 were:

NAME                        AGE                            OFFICE
----                        ---                            ------
Ronald C. Cambre            57      Chairman, President and Chief Executive Officer
Graham M. Clark, Jr.        50      Senior Vice President and General Counsel
Lawrence T. Kurlander       56      Senior Vice President, Administration
Wayne W. Murdy              51      Senior Vice President and Chief Financial Officer
David A. Baker(1)           41      Vice President, Environmental Affairs
Steven A. Conte(1)          53      Vice President, Human Resources
Marcel F. DeGuire(1)        46      Vice President, Project Development and Regional
                                      Director, Commonwealth of Independent States
Mary E. Donnelly(1)         44      Vice President, Government Relations
John A. S. Dow(1)           50      Vice President and Regional Director, Indonesia and
                                      Southeast Asia
W. Durand Eppler(1)         42      Vice President, Business Development and Planning
Gary E. Farmar              41      Vice President and Controller
Patricia A. Flanagan        37      Vice President, Treasurer and Assistant Secretary
David H. Francisco(1)       46      Vice President, International Operations
Eric Hamer(1)               53      Vice President, North American Operations
Joy E. Hansen(1)            50      Vice President and Associate General Counsel
Donald G. Karras            42      Vice President, Taxes
Leendert G. Krol(1)         56      Vice President, Exploration
Michael G. Moran(1)         54      Vice President, Engineering Services
Jack H. Morris(1)           56      Vice President, Corporate Relations
W. James Mullin(1)          50      Vice President and Regional Director, Nevada
                                      Operations
Jean-Michel Rendu(1)        52      Vice President, Technical Services
Timothy J. Schmitt          53      Vice President, Secretary and Assistant General
                                      Counsel

---------------
(1) Elected officer of NGC only.

     There are no family relationships by blood, marriage or adoption among any of the above executive officers of Newmont. All executive officers are elected annually by the Boards of Directors of Newmont and NGC, as the case may be, to serve for one year or until their respective successors are elected and qualify. There is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he or she was selected as an officer. Each executive officer of Newmont also serves as an executive officer of NGC.

     Mr. Cambre was elected Chairman of Newmont on November 16, 1994 (effective January 1, 1995), President on June 1, 1994 and Chief Executive Officer on September 23, 1993 (effective November 1, 1993). He served as Vice Chairman of Newmont from November 1, 1993 through December 31, 1994. Previously, he served as Vice President and Senior Technical Advisor to the office of the Chairman of Freeport-McMoRan Inc., a natural resources company, from June 1988 to September 1993. He is also Chairman, President and Chief Executive Officer of NGC.

     Mr. Clark was elected a Senior Vice President of Newmont on September 11, 1991. He was designated General Counsel on October 26, 1988 (effective May 1,
1989) and elected a Vice President on December 17, 1986. He is also Senior Vice President and General Counsel of NGC.

     Mr. Kurlander was elected Senior Vice President, Administration, of Newmont on March 16, 1994 (effective April 1, 1994). Previously, he served as Senior Vice President, Public Affairs and Government Affairs, for Nabisco International Inc. of RJR Nabisco, Inc., a consumer products company, since 1992. Prior to that he managed worldwide communications, state government affairs and worldwide security functions for American Express Company, a financial services company. He is also Senior Vice President, Administration of NGC.

     Mr. Murdy was elected a Senior Vice President and Chief Financial Officer of Newmont on December 16, 1992 (effective December 31, 1992). Previously, he served as Senior Vice President and Chief Financial Officer of Apache Corporation, an oil and gas exploration and production company, since May 1991. Prior to that he had been Vice President and Chief Financial Officer of Apache Corporation. He is also Senior Vice President and Chief Financial Officer of NGC.

     Mr. Baker was elected Vice President, Environmental Affairs, of NGC on April 24, 1991 (effective March 11, 1991). Previously, he held various senior environmental positions with Newmont and NGC for more than five years.

     Mr. Conte was elected Vice President, Human Resources, of NGC on April 3, 1995. Previously, he served as Vice President, Human Resources of Echo Bay Mines Ltd., a natural resources company, since January 1988.

     Mr. DeGuire was elected a Vice President of NGC on May 18, 1994. He was designated Vice President, Project Development and Regional Director, Commonwealth of Independent States, in 1995. Previously, he served as Vice President, Project Development and Metallurgical Research, since May 18, 1994. Prior to that he held various senior metallurgical research and environmental positions with Newmont and NGC for more than five years.

     Ms. Donnelly was elected Vice President, Government Relations of NGC on June 12, 1990. Previously, she held various senior government relations positions with Newmont and NGC for more than five years.

     Mr. Dow was elected a Vice President of NGC on May 18, 1994 and subsequently was designated Regional Director, Indonesia and Southeast Asia. Previously, he held various senior exploration positions with NGC and its subsidiaries for more than five years.

     Mr. Eppler was elected Vice President, Business Development and Planning, of NGC on May 17, 1995. Previously, he served as Managing Director of Chemical Securities, Inc., an affiliate of Chemical Bank, for more than five years.

     Mr. Farmar was elected a Vice President of Newmont on December 16, 1992 and Controller on October 30, 1991. He had served as Assistant Controller from January 28, 1989 through October 29, 1991. He is also Vice President and Controller of NGC.

     Ms. Flanagan was elected a Vice President of Newmont on March 15, 1995 and elected Treasurer on December 16, 1992. Previously, she served as an Assistant Treasurer. She was appointed Assistant Secretary on June 24, 1992. She is also Vice President, Treasurer and Assistant Secretary of NGC.

     Mr. Francisco was elected Vice President, International Operations, of NGC on July 19, 1995 (effective July 10, 1995). Previously, he served as Executive Vice President and General Manager of P.T. Freeport Indonesia Co., a natural resources company, from August 1992 to May 1995 and as Senior Vice President and Chief Administrative Officer from May 1991 to August 1992.

     Mr. Hamer was designated Vice President, North American Operations, of NGC on July 12, 1995. Previously, he served as Vice President, Indonesian Projects, since January 1, 1994 and as Vice President, Project Development from January 1, 1993 through December 31, 1993. He also served as Vice President and General Manager from October 30, 1991 to December 31, 1992 and as Vice President and Resident Manager from March 11, 1991 to October 29, 1991 and as Vice President, Operations from October 31, 1988 to March 10, 1991.

     Ms. Hansen was elected Vice President and Associate General Counsel of NGC on March 15, 1995. Previously, she served as Associate General Counsel since March 1992. Previously, she was a partner in the law firm of Holland & Hart specializing in natural resources law.

     Mr. Karras has served as Vice President, Taxes, of Newmont since November 9, 1992. Previously, he served as Director of Taxes of Kennecott Corporation, a natural resources company, for four years. He is also Vice President, Taxes of NGC.

     Mr. Krol has served as Vice President, Exploration of NGC since September 14, 1994. Previously, he served as Director of Foreign Exploration since May 1992. Prior to that he served as Director of Metallurgical Services since 1990.

     Mr. Moran was elected Vice President, Engineering Services, of NGC on December 15, 1993 (effective January 17, 1994). Previously, he was employed by BHP Minerals International Inc., a natural resources company, for more than five years where he was responsible for the development and management of major construction projects.

     Mr. Morris was elected Vice President, Corporate Relations, of NGC on March 16, 1994 (effective April 1, 1994). Previously, he served as Director of Investor Relations and Corporate Communications for Inland Steel Industries, a steel producer, from 1990 to 1993.

     Mr. Mullin was designated Vice President and Regional Director, Nevada Operations, of NGC on May 14, 1994. Previously, he served as Vice President and General Manager from December 15, 1993 to May 13, 1994. He also served as Acting General Manager from January 1, 1993 to December 14, 1993. Prior to that he held various senior operating positions with NGC.

     Mr. Rendu was designated Vice President, Technical Services, of NGC, on January 19, 1995. Previously, he served as Vice President, Information Systems of NGC since November 26, 1991 and Vice President, Mine Engineering of NGC since March 11, 1991.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Newmont's common stock is traded on the New York Stock Exchange (under the symbol "NEM"). The following table sets forth, for the periods indicated, the high and low sales prices per share of Newmont's common stock as reported on the New York Stock Exchange Composite Transactions Tape, as adjusted for an April 1994 1.2481-for-1 stock split.

                                                            1995                  1994
                                                      -----------------     -----------------
                                                       HIGH       LOW        HIGH       LOW
                                                      ------     ------     ------     ------
    First quarter...................................  $43.88     $33.13     $48.07     $40.67
    Second quarter..................................  $45.25     $38.25     $45.67     $37.63
    Third quarter...................................  $46.25     $41.13     $46.75     $38.25
    Fourth quarter..................................  $46.00     $36.63     $45.50     $33.88

     On March 7, 1996, there were 5,463 stockholders of record of Newmont's common stock.

     A dividend of $0.12 per share of common stock outstanding was declared in each quarter of 1995 and 1994, or a total of $0.48 per share in each such year. The determination of the amount of future dividends, however, will be made by Newmont's Board of Directors from time to time and will depend on Newmont's future earnings, capital requirements, financial condition and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

                                           1995         1994         1993         1992        1991
                                        ----------   ----------   ----------   ----------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE)
FOR THE YEARS ENDED DECEMBER 31,
Sales.................................  $  636,219   $  597,370   $  628,809   $  605,897   $616,818
                                        ==========   ==========   ==========   ==========   ========
Income before cumulative effects of
  changes in accounting principles....  $  112,634   $   76,121   $   94,669   $   90,621   $ 94,278
Cumulative effects of changes in
  accounting principles after tax.....          --           --       38,470      (11,572)        --
                                        ----------   ----------   ----------   ----------   --------
Net income............................  $  112,634   $   76,121   $  133,139   $   79,049   $ 94,278
                                        ==========   ==========   ==========   ==========   ========
Income per common share:
  Before cumulative effects of changes
     in accounting principles.........  $     1.17   $     0.70   $     0.92   $     1.04   $   1.11
  Cumulative effects of changes in
     accounting principles............          --           --         0.45        (0.14)        --
                                        ----------   ----------   ----------   ----------   --------
  Net income..........................  $     1.17   $     0.70   $     1.37   $     0.90   $   1.11
                                        ==========   ==========   ==========   ==========   ========
Dividends declared per common share...  $     0.48   $     0.48   $     0.48   $     0.48   $   0.48
                                        ==========   ==========   ==========   ==========   ========
AT DECEMBER 31,
Total assets..........................  $1,773,770   $1,656,657   $1,186,410   $1,236,304   $841,049
Long-term debt, including current
  portion.............................  $  608,634   $  593,634   $  192,000   $  265,689   $224,395
Stockholders' equity..................  $  742,947   $  673,465   $  629,832   $528,565(1)  $201,448

---------------
(1) Includes the effect of the issuance of 2.875 million shares of $5.50 convertible preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Newmont Mining Corporation ("NMC") and its subsidiaries' (collectively, the "Corporation") consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. NMC's principal subsidiary is Newmont Gold Company ("NGC"), which is approximately 90% owned by NMC, and which holds all of the operating assets of the Corporation. As a result, all per share amounts take into consideration the minority interest in NGC.

SUMMARY

     The Corporation earned $112.6 million ($1.17 per share), $76.1 million ($0.70 per share) and $94.7 million ($0.92 per share) in 1995, 1994 and 1993, respectively, before the cumulative effect of a change in accounting principle. Results for 1995 reflect a gain on the sale of an investment and the write-off of two exploration properties. NGC sold its 10.7% interest in Southern Peru Copper Corporation ("SPCC") for $116.4 million, resulting in a pre-tax gain of $113.2 million, or $72 million after-tax ($0.74 per share). The write-off of the Grassy Mountain and Ivanhoe exploration properties resulted in a pre-tax charge of $57.1 million, or $37.1 million after-tax ($0.38 per share). During 1993, the Corporation sold its remaining interest in Newcrest Mining Limited for $67 million, recognizing a pre-tax gain of $29.6 million, or an after-tax gain of $19.3 million ($0.22 per share). In 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which resulted in a cumulative benefit from a change in accounting principle of $38.5 million ($0.45 per share). Further information about this change in accounting for income taxes can be found in Note 6 to Item 8 -- "Financial Statements and Supplementary Data."

     When excluding the above items, the Corporation earned $70.3 million ($0.81 per share), $76.1 million ($0.70 per share) and $75.4 million ($0.70 per share) in 1995, 1994 and 1993, respectively. This resulted from NGC's total equity production of 1,862,800 ounces, 1,671,000 ounces and 1,705,200 ounces in 1995, 1994 and 1993, respectively, at a weighted average total cash cost of production per ounce for the same years of $210, $202 and $197, respectively.

RESULTS OF OPERATIONS

     NGC's consolidated sales revenue resulted from gold production (which excludes Minera Yanacocha's equity production) which was 1,653,000 ounces, 1,555,300 ounces and 1,674,200 ounces in 1995, 1994 and 1993, respectively. The profitability of the Corporation's operations is significantly affected by the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors beyond the Corporation's control. The average annual gold price per ounce received was $385, $384 and $376 in 1995, 1994 and 1993, respectively. In 1993, the Corporation hedged a portion of its production through the payment of a gold loan which resulted in realizing a higher price than the average open market price for the year of $361 per ounce. No production was hedged in 1995 and 1994. However, the Corporation has entered into hedging transactions that begin in January 1996 and continue through December 2000 for production from its Minahasa property, located in Indonesia. These transactions consist of forward sales of 125,000 ounces per year at an average price of $454 an ounce, plus 40% of the amount by which the market price exceeds the forward sales price.

     The effects of the changes in the average annual gold price received and NGC's annual consolidated production levels on sales revenues between years are reflected in the following table (in thousands):

                                                                 1995 VS. 1994     1994 VS. 1993
                                                                 -------------     -------------
    Increase (decrease) in sales revenues due to:
      Gold price...............................................     $ 1,339          $  13,203
      Production...............................................      37,510            (44,642)
                                                                    -------          ---------
              Total............................................     $38,849          $ (31,439)
                                                                    =======          =========

     NGC's North American operations are located on the geological feature known as the Carlin Trend, hereafter, referred to as the "Carlin operations." NGC's Carlin gold production was 1,634,500 ounces, 1,555,300 ounces and 1,674,200 ounces in 1995, 1994 and 1993, respectively. The first full year of operation of the refractory ore treatment plant, in conjunction with high grade underground ore, were responsible for the increase in gold production at Carlin between 1995 and 1994. Gold production during 1994 declined from 1993 due to the shutdown of three mills, the largest of which was closed to accommodate the start-up of the refractory ore treatment plant. This plant, which initially began operations in mid-1994, operated at reduced rates in 1994 and 1995 due primarily to a crack in a weld of a riding ring of the double rotator mill in August 1994 and a fire in an electrostatic precipitator in November 1994. The plant operated at steadily increasing rates during 1995 and further increases are expected in 1996 as modifications have increased throughput. Approximately $12 million in capital expenditures is estimated to be incurred in 1996 for modifications to the plant. This plant is expected to account for approximately 35% of Carlin's gold production in 1996.

     In 1996 and future years, Carlin's ore production will continue to shift from open-pit oxide ore to refractory ore coming from both open-pits and underground operations. Carlin production in 1996 is expected to be similar to 1995's and then increase in 1997 with the mining of higher grade ores from the Post deposit.

     In September 1995, Zarafshan-Newmont, a 50%-50% joint venture between a NGC subsidiary and two Uzbekistan governmental entities, poured its first gold. Zarafshan-Newmont produces gold by crushing and leaching low grade oxide ore obtained from existing stockpiles from the Muruntau mine in Uzbekistan. Total production for 1995 was 37,000 ounces, or 18,500 ounces attributable to NGC's interest, at total cash costs of $218 per ounce of gold produced. Although problems have been experienced in starting up the leach facility, the Corporation believes it has identified the necessary modifications for the facility to reach designed capacity. Such modifications may require Zarafshan-Newmont to invest up to $15 million in additional capital ($7.5 million to NGC's interest) in 1996. In 1996, production is expected to be in excess of 300,000 ounces with 50% attributable to NGC's interest, at lower per ounce total cash costs. In following years, somewhat higher levels of gold production are anticipated.

     Gold production will be further augmented in mid-1996 by production from the 80% owned Minahasa project. Construction of the project commenced in the third quarter of 1994 and is expected to cost approximately $135 million. Production is expected to approach 100,000 ounces in 1996 with total cash costs anticipated to be approximately $210 per ounce. NGC has an 80% interest in this project, but since it funded 100% of the construction costs, it will be entitled to 100% of the gold production until its investment has been recovered.

     NGC also has a 38% interest in Minera Yanacocha S.A. ("Minera Yanacocha"), a Peruvian entity, which is managed by a NGC subsidiary. NGC has exercised its preemptive right to increase its interest in Minera Yanacocha to 51.35%, as discussed in Note 14 to Item 8 -- "Financial Statements and Supplementary Data," however, this is still subject to final determination by the Peruvian courts. Therefore, the Corporation has continued to account for its 38% interest as an equity investment. In 1995, Minera Yanacocha produced 552,000 ounces, or 209,800 equity ounces, at total cash costs of $119 per ounce. In 1994, production totalled 304,600 ounces, or 115,700 equity ounces, at total cash costs of $135 per ounce. Production commenced in August 1993 and 81,500 ounces, or 31,000 equity ounces, were produced in 1993 at total cash costs of $149 per ounce. The increase in gold production in 1995 was primarily attributable to a second mine coming into production in late 1994. Production is expected to increase 10% to 15% in 1996 due to increased ore production with the addition of a third mine and a higher ore grade, and a similar increase is expected in 1997. Total cash costs are expected to slightly increase in 1996 and 1997.

     NGC's total equity gold production is expected to increase 10% to 15% annually over the next two years.

     Costs applicable to sales were $370.6 million, $326.4 million and $333.5 million in 1995, 1994 and 1993, respectively. Of the 1995 amount, $4.1 million of the costs relate to NGC's share of costs attributable to Zarafshan-Newmont. All other costs applicable to sales for the last three years were attributable to the Carlin operations. The Carlin operation's costs applicable to sales on a per ounce of gold sold basis were as follows for the last three years:

                                                                    1995     1994     1993
                                                                    ----     ----     ----
    Cash operating costs..........................................  $189     $178     $165
    Royalties.....................................................    31       25       29
    Other cash costs..............................................     3        5        4
                                                                    ----     ----     ----
              Total cash costs....................................   223      208      198
    Other.........................................................     1        2        1
                                                                    ----     ----     ----
              Total costs applicable to sales.....................  $224     $210     $199
                                                                    ====     ====     ====

     Cash operating costs consist principally of charges for mining ore and waste associated with current period gold production and processing ore through milling and leaching facilities. Total Carlin site cash operating costs increased to $308.4 million in 1995, from $277.3 million in 1994 and $276.7 million in 1993. The increased aggregate and per ounce cash operating costs in 1995 compared to 1994 relate primarily to increased milling costs associated with the operation of the refractory ore treatment plant and to underground mining costs. Total cash operating costs increased slightly in 1994, compared to 1993, despite lower gold production, resulting in the increase in per ounce costs. This cost increase resulted from higher milling and leaching costs incurred during 1994, as the refractory ore treatment plant began operations and as the processing plants treated ore that was mined from deeper areas of the open-pit mines, which is more difficult to process. However, these cost increases were substantially offset by lower mining costs which resulted from a decrease in tons mined attributable to gold produced. Per ounce cash operating costs for the Carlin operations are expected to increase slightly in 1996 due to increased gold production from the refractory ore treatment plant and increased ore from underground mining, with decreased gold production from low-cost oxide leach operations. Per ounce cash operating costs are expected to decrease in 1997 when the production of higher grade ore from the Post deposit enters the production stream.

     In addition to the cash operating costs expensed, the Corporation is capitalizing a portion of mining costs associated with tons mined from deposits having diverse grade and waste-to-ore ratios over a mine's life. Total capitalized mining costs were $57.4 million, $33.2 million and $23.6 million in 1995, 1994 and 1993, respectively. The most significant costs relate to the Post deposit. This deposit is being mined under the 1992 joint mining agreement between NGC and Barrick Goldstrike Mines, Inc. ("Barrick"). Under the agreement, Barrick, which has a separate and distinct interest in the same ore body, mines the deposit and charges NGC on a basis that will result in both companies ultimately bearing the same cost per contained ounce of gold mined. Since a significant portion of NGC's contained ounces in this deep deposit are not expected to be mined for at least another year, such mining costs are being capitalized and will be matched against the revenue from the ounces when they are produced. These capitalized costs increased in 1995 due to elevated mining rates for this deposit. Also in 1995, the Corporation capitalized costs for other deposits on the Carlin Trend and in Indonesia that have diverse grade and waste-to-ore ratios. Such capitalized mining costs are expected to increase in 1996 over the 1995 amount.

     Royalty costs, which depend largely on the amount of royalty ore processed, were $51.6 million, $38.7 million, and $47.6 million in 1995, 1994 and 1993, respectively. Royalty costs are expected to decrease in 1996 due to processing less royalty burdened ore.

     On a consolidated basis, the Corporation's costs applicable to sales per ounce should remain fairly constant in 1996 with expected lower cost production from Zarafshan-Newmont and Minahasa offsetting higher cost Carlin production.

     DD&A was $106.8 million, $91.1 million and $110 million in 1995, 1994 and 1993, respectively. The increase in 1995 over 1994 is primarily due to new facilities and equipment at the Carlin operations, including the refractory ore treatment plant. The decrease in 1994 compared to 1993 is primarily due to lower depreciation attributable to three Carlin mills which were shut down in 1994. With increased assets placed in service at the Carlin operations, a full year of Zarafshan-Newmont operations and the startup of Minahasa operations, DD&A is expected to increase in 1996.

     Exploration and research expenses were $57.3 million, $69.2 million and $52.7 million in 1995, 1994 and 1993, respectively. The decrease in exploration and research expenses in 1995 compared to the 1994 amount was due to the Corporation's planned decrease in exploration spending and increased focus on resource development, for which costs are capitalized. The increase in exploration and research expenses in 1994 over the 1993 amount reflects an increase in exploration efforts primarily in Indonesia and South America. NGC intends to replace and increase its reserve base primarily through exploration. At December 31, 1995, NGC's proven and probable gold reserves were 28.8 million equity ounces, compared to 26.1 million equity ounces at December 31, 1994. Exploration and research expenses in 1996 are expected to remain at the 1995 level.

     During the first quarter of 1995, studies on NGC's 80% owned Batu Hijau project in Indonesia confirmed that this large porphyry copper/gold deposit could be economically developed. Therefore, beginning in 1995, development costs were capitalized. Cash expenditures totaled $27.7 million for the year. In 1994 and 1993, $16.8 million and $7.2 million, respectively, of exploration and research expenses were incurred for this project. Capital costs for this project are expected to be approximately $1.5 billion, and the Corporation has studies underway to review how best to maximize its shareholder value from the project. Investment options for this project include the possibility of a joint venture partner.

     General and administrative expense ("G&A") was $46 million in 1995, compared to $41.9 million in 1994 and $35.8 million in 1993. The increases in G&A are primarily related to higher staff levels attributable to the increased international focus of the Corporation's operations. The Corporation provides extensive management oversight and technical expertise to its overseas operations. A nominal increase in G&A expense is expected in 1996 over 1995.

     Interest expense before capitalized interest was $48 million, $29.5 million and $20.9 million in 1995, 1994 and 1993, respectively. The increases in 1995 and 1994 are associated with higher debt balances, primarily due to the sale-leaseback financing of the refractory ore treatment plant which was completed in September 1994. Only a slight increase in interest expense over the 1995 amount is expected in 1996 as debt balances should remain fairly constant. Of the interest expense amounts, $11.6 million, $19.7 million and $8.5 million were capitalized in 1995, 1994 and 1993, respectively. The higher amount of capitalized interest in 1994 compared to 1995 and 1993 is the result of major construction projects at the Carlin operations, primarily the refractory ore treatment plant. Capitalized interest in 1995 consists of interest capitalized in respect to the Zarafshan-Newmont, Minahasa and Batu Hijau projects and continued construction at the Carlin operations. Capitalized interest is expected to decrease in 1996, compared to the 1995 amount, due to the completion of the Zarafshan-Newmont project in 1995 and the Minahasa project by mid-1996.

     Other expense totalled $61.5 million, $42.7 million and $14.2 million in 1995, 1994 and 1993, respectively. Included in the 1995 amount is the write-off of two exploration properties. In 1995, an evaluation of the Ivanhoe exploration property in Nevada was completed and determined that most of the mineralization was low grade and did not meet the Corporation's criteria for development. A charge of $23.3 million was taken for the write-off and estimated costs to reclaim areas disturbed by previous mining and exploration activity on the property.

     At December 31, 1994, the Corporation concluded that the geological model being used for the Grassy Mountain property in Oregon was inadequate to support mine development, resulting in 996,000 ounces of proven and probable reserves being reclassified as mineralized material not in reserves. After completion of a thorough evaluation of the deposit in 1995, the Corporation concluded that the deposit did not meet its criteria for development and a charge of $33.8 million was taken for the write-off.

     Other expense also reflects charges of $3 million, $36.1 million and $6 million in 1995, 1994 and 1993, respectively, related to environmental obligations associated with former mining activities discussed in Note 14 to
Item 8 -- "Financial Statements and Supplementary Data." Included in the 1994 amount is a valuation allowance of $20 million that was made against receivables from insurance companies for recoveries related to such environmental obligations. The Corporation recorded the valuation allowance after discussions with its new lead counsel regarding its review of the litigation with the insurance companies and due to the absence of expected settlement discussions. After recording the valuation allowance there remained a net receivable balance from insurance companies of approximately $17 million at December 31, 1994. Settlement in certain of the insurance litigation was reached in 1995 enabling the Corporation to realize the receivable. Settlement discussions continue with respect to additional insurance litigation. The Corporation intends to vigorously pursue its claims with respect to the remaining litigation and believes that it is reasonably possible that additional amounts will be recovered although no such amounts are accrued.

     Since the actual cash payments for the environmental obligations associated with the Corporation's former mining activities are expected to occur over a number of years, such cash requirements are not expected to have a significant negative impact on the Corporation's liquidity. The Corporation made payments of $20 million, $14.5 million and $12.6 million in 1995, 1994 and 1993, respectively, with respect to these environmental obligations and expects to pay approximately $10 million of such costs in 1996. For these liabilities, including the liabilities associated with the Ivanhoe property, $56.1 million was accrued at December 31, 1995. Because of the uncertain nature of these liabilities, the Corporation estimates that it is reasonably possible that the ultimate liability may be as much as 50% greater or 15% lower than the amount accrued at December 31, 1995. Absent concurrent insurance recoveries, on-going cash expenditures will be funded out of operating cash flows and/or borrowings. The Corporation continuously monitors and reviews its environmental obligations and, although the Corporation believes that it has adequately accrued for such costs, as additional facts become known additional provisions may be required.

     Other expenses in 1993 also include $3.5 million of costs for the transaction with NGC discussed in Note 2 to Item 8 -- "Financial Statements and Supplementary Data."

     Dividends, interest and other income was $42.2 million, $22.3 million and $20 million for 1995, 1994 and 1993, respectively. The 1995 and 1994 amounts include $28.3 million and $9.2 million, respectively, for business interruption insurance recorded for the problems associated with the refractory ore treatment plant, as previously discussed. The remaining variance in amounts between years is due primarily to variances in interest income. Interest income was higher in the 1995 and 1993 periods than the 1994 period due to higher cash balances throughout 1995 and 1993 than in 1994.

     In 1995, the Corporation recognized $41.2 million of taxes related to the sale of NGC's investment in SPCC. This charge was partially offset by a tax benefit of $20 million related to the charges associated with the Ivanhoe and Grassy Mountain properties. In 1994, the Corporation recognized an income tax benefit of $16.2 million resulting from the resolution of certain tax issues associated with prior years, as well as a tax benefit of $12.6 million recognized in connection with the charge relating to environmental obligations. In 1993, a $10.3 million tax charge was recognized for the gain on the sale of Newcrest Mining Limited. Tax benefits from percentage depletion were realized in all three years. At December 31, 1995, the Corporation had $59.6 million of net deferred tax assets. Although it can give no assurances, the Corporation estimates projected future operations and tax planning strategies will result in the utilization of these net deferred tax assets.

     General inflation over the past three years has not had a material effect on the Corporation's cost of doing business and is not expected to have a material effect in the foreseeable future. Changes in the price received for gold will impact the Corporation's revenue stream, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

     During 1995, the Corporation's cash outlays included $309.3 million in capital expenditures, $30.5 million to fund the partners' share of the costs at Zarafshan-Newmont and $53.7 million in dividends. Of the capital expenditures, approximately $163.1 million was spent on projects at the Carlin operations. These Carlin costs were primarily associated with capitalized mining costs, the refractory ore treatment plant, underground development, development exploration and leach pad construction. In addition, $76.7 million was spent by the Corporation on mine site development for the Minahasa project, $30.3 million on the Zarafshan-Newmont project and $27.7 million on the Batu Hijau project. These expenditures were funded by cash on hand at December 31, 1994 of $160.6 million, cash flow from operating activities of $152.2 million and cash received on the sale of NGC's investment in SPCC of $116.4 million. The cash flow from operating activities reflects taxes associated with the SPCC sale and the Ivanhoe property write-off of $16.1 million. In addition, $13.4 million was borrowed under short-term credit facilities and Zarafshan-Newmont obtained an additional $30 million of project financing, $15 million of which was attributable to NGC.

     Approximately $300 million is expected to be spent on capital projects in 1996. Carlin Trend expenditures of approximately $200 million will be for capitalized mining costs, mine equipment, underground development, tailings dams and modifications relating to the refractory ore treatment plant. Capital funds of approximately $20 million, $15 million and $40 million will also be required for the Batu Hijau, Zarafshan-Newmont and Minahasa projects, respectively.

     In January 1996, NMC issued 4.65 million shares of common stock for $51.87 per share under an existing shelf registration statement with the Securities and Exchange Commission. Proceeds of the issue netted $241.3 million and were used to purchase an equal number of shares of common stock of NGC. This transaction increased NMC's ownership of NGC to 90.5%.

     Cash on hand at December 31, 1995 of $59.1 million, proceeds of $241.3 million from the equity offering, operating cash flow, and short-term borrowings will be used to fund the Corporation's capital expenditures and other cash requirements in 1996. In June 1994, NGC filed a shelf registration statement with the Securities and Exchange Commission covering the issuance of up to $150 million in non-convertible debt securities. The Corporation also has a $400 million unused revolving credit facility with a consortium of banks. There are no present plans to issue any such securities or use the revolving credit facility.

     Scheduled minimum long-term debt repayments are $4.4 million in 1996. The Corporation expects to fund maturities of its debt through operating cash flow and/or by refinancing the debt as it becomes due.

     In December 1995, NMC called for redemption all of its 2.875 million shares of convertible preferred stock. At the option of the shareholders, substantially all of the convertible preferred stock was converted prior to the redemption date into shares of common stock, at a conversion price of $36.395 per share of common stock (equivalent to a conversion rate of 2.7476 shares of common stock for each whole share of convertible preferred stock). In connection with the transaction, NGC called for redemption its shares of convertible preferred stock, all of which were owned by NMC. NMC converted shares of the NGC convertible preferred stock in an amount equal to the conversion of NMC convertible preferred stock by the holders thereof, increasing its ownership in NGC to 90.1%. Costs associated with the transaction totalled $4.4 million.

     As discussed in Note 14 to Item 8 -- "Financial Statements and Supplementary Data," NGC exercised its preemptive right to acquire an additional interest in Minera Yanacocha, subject to a final determination by the Peruvian courts. If successful, NGC intends to fund this purchase with available cash or borrowings under credit facilities.

     Of the Corporation's $309.3 million in capital expenditures in 1995, it is estimated that approximately $18 million was required to comply with environmental regulations. The Corporation estimates that approximately $20 million will be spent for capital expenditures to comply with environmental regulations annually beginning in 1996. The ongoing costs to comply with environmental regulations are not a significant portion of the Corporation's cash operating costs.

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

     Current and non-current inventories (non-current inventories are included in other assets) increased from December 31, 1994 to December 31, 1995 by $43.1 and $20.1 million, respectively. These increases were primarily due to a $43.2 million increase in ore and in-process inventories at Carlin, principally the result of the stockpiling of mill and leach refractory ore primarily for processing at the refractory ore treatment plant and the bio-leach facility. The remainder of the increases are primarily related to Zarafshan-Newmont with the commencement of operations and with the Corporation acquiring ore stockpiles from its partners in 1995 to allow them to fund their capital contributions to the venture.

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Corporation adopted this standard for the 1995 fiscal year with no impact on the Corporation's financial position or results of operations. Also in 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Corporation intends to adopt this standard for the 1996 fiscal year by continuing to account for such compensation under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and disclosing the pro forma effect on net income and earnings per share had the new accounting standard been applied.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Newmont Mining Corporation:

     We have audited the accompanying consolidated balance sheets of Newmont Mining Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related statements of consolidated income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newmont Mining Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

     As discussed in Note 6 to the consolidated financial statements, effective January 1, 1993, the Corporation changed its method of accounting for income taxes.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado,
January 23, 1996.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
Sales and other income
  Sales..................................................    $636,219     $597,370     $628,809
  Dividends, interest and other..........................      42,157       22,316       19,976
  Gain on disposition of investments.....................     113,188           --       29,607
                                                             --------     --------     --------
                                                              791,564      619,686      678,392
                                                             --------     --------     --------
Costs and expenses
  Costs applicable to sales..............................     370,617      326,385      333,541
  Depreciation, depletion and amortization...............     106,835       91,115      110,000
  Exploration and research...............................      57,291       69,151       52,694
  General and administrative.............................      45,953       41,892       35,849
  Interest, net of amounts capitalized...................      36,415        9,823       12,393
  Other..................................................      61,484       42,655       14,230
                                                             --------     --------     --------
                                                              678,595      581,021      558,707
                                                             --------     --------     --------
Equity in income of affiliated companies.................      28,895       15,395        5,001
                                                             --------     --------     --------
Pre-tax income before cumulative effect of change in
  accounting principle...................................     141,864       54,060      124,686
Income tax (provision) benefit...........................     (16,992)      29,334      (18,565)
Minority interest in income of Newmont Gold Company......     (12,238)      (7,273)     (11,452)
                                                             --------     --------     --------
Income before cumulative effect of change in accounting
  principle..............................................     112,634       76,121       94,669
Cumulative effect of change in accounting principle......          --           --       38,470
                                                             --------     --------     --------
Net income...............................................     112,634       76,121      133,139
Preferred stock dividends................................      11,157       15,813       15,910
                                                             --------     --------     --------
Net income applicable to common shares...................    $101,477     $ 60,308     $117,229
                                                             ========     ========     ========
Income per common share:
  Before cumulative effect of change in accounting
     principle...........................................    $   1.17     $   0.70     $   0.92
  Cumulative effect of change in accounting principle....          --           --         0.45
                                                             --------     --------     --------
  Net income.............................................    $   1.17     $   0.70     $   1.37
                                                             ========     ========     ========
  Average shares outstanding.............................      87,006       86,147       85,462
                                                             ========     ========     ========

        The accompanying notes are an integral part of these statements.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                           AT DECEMBER 31,
                                                                      -------------------------
                                                                         1995           1994
                                                                      ----------     ----------
ASSETS
Cash and cash equivalents...........................................  $   59,142     $  160,637
Short-term investments..............................................      11,820         13,438
Accounts receivable.................................................      24,458         37,597
Inventories.........................................................     173,984        130,931
Other current assets................................................      20,128         27,531
                                                                      ----------     ----------
     Current assets.................................................     289,532        370,134
Property, plant and mine development, net...........................   1,255,278      1,119,286
Other long-term assets..............................................     228,960        167,237
                                                                      ----------     ----------
          Total assets..............................................  $1,773,770     $1,656,657
                                                                      ==========     ==========
LIABILITIES
Short-term debt.....................................................  $   29,179     $   15,739
Current portion of long-term debt...................................       4,375             --
Accounts payable....................................................      38,570         32,723
Other accrued liabilities...........................................     122,312        104,753
                                                                      ----------     ----------
     Current liabilities............................................     194,436        153,215
Long-term debt......................................................     604,259        593,634
Reclamation and remediation liabilities.............................      64,795         66,760
Other long-term liabilities.........................................      85,352         90,097
                                                                      ----------     ----------
          Total liabilities.........................................     948,842        903,706
                                                                      ----------     ----------
Minority interest in Newmont Gold Company...........................      81,981         79,486
                                                                      ----------     ----------
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock -- $5.00 par value; 5,000 shares authorized; 2,875 shares issued in 1994, of $5.50 convertible (aggregate liquidation
  preference $287,500)..............................................          --         14,375
Common stock -- $1.60 par value; 120,000 shares authorized; 94,802 and 86,804 issued, less 591 and 724 treasury shares,
  respectively......................................................     150,738        137,728
Capital in excess of par value......................................     308,566        302,800
Retained earnings...................................................     283,643        218,562
                                                                      ----------     ----------
          Total stockholders' equity................................     742,947        673,465
                                                                      ----------     ----------
          Total liabilities and stockholders' equity................  $1,773,770     $1,656,657
                                                                      ==========     ==========

        The accompanying notes are an integral part of these statements.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED CHANGES
                            IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                    PREFERRED STOCK        COMMON STOCK        CAPITAL IN
                                   -----------------     -----------------     EXCESS OF      RETAINED
                                   SHARES    AMOUNT      SHARES    AMOUNT      PAR VALUE      EARNINGS
                                   ------   --------     ------   --------     ----------     --------
Balance at December 31, 1992......  2,875   $ 14,375     68,149   $109,038      $ 295,163     $109,989
  Stock options exercised.........     --         --        350        560         14,913           --
  Common stock issued from
     treasury, primarily for stock
     options exercised............     --         --        242        388         10,243           --
  Net income......................     --         --         --         --             --      133,139
  Common stock dividends -- $0.48
     per share....................     --         --         --         --             --      (41,019)
  Preferred stock
     dividends -- $5.50 per
     share........................     --         --         --         --             --      (15,910)
  Minimum pension liability
     adjustment...................     --         --         --         --             --       (1,047)
  1.2481 shares to 1 share stock
     split declared March 21,
     1994.........................     --         --     17,055     27,288        (27,288)          --
                                   ------   --------     ------   --------      ---------     --------
Balance at December 31, 1993......  2,875     14,375     85,796    137,274        293,031      185,152
  Transaction with NGC (Note 2)...     --         --         --         --             --       14,069
  Stock options exercised.........     --         --        106        169          3,065         (131)
  Common stock issued from
     treasury, primarily for stock
     options exercised............     --         --        178        285          6,704         (219)
  Net income......................     --         --         --         --             --       76,121
  Common stock dividends -- $0.48
     per share....................     --         --         --         --             --      (41,452)
  Preferred stock
     dividends -- $5.50 per
     share........................     --         --         --         --             --      (15,813)
  Minimum pension liability
     adjustment...................     --         --         --         --             --          835
                                   ------   --------     ------   --------      ---------     --------
Balance at December 31, 1994......  2,875     14,375     86,080    137,728        302,800      218,562
  Stock options exercised.........     --         --         99        159          3,434         (119)
  Common stock issued from
     treasury, primarily for stock
     options exercised............     --         --        133        213          4,692         (161)
  Preferred stock redemption and
     conversion, net of costs..... (2,875)   (14,375)     7,899     12,638         (2,360)       5,260
  Net income......................     --         --         --         --             --      112,634
  Common stock dividends -- $0.48
     per share....................     --         --         --         --             --      (41,823)
  Preferred stock
     dividends -- $3.88 per
     share........................     --         --         --         --             --      (11,157)
  Minimum pension liability
     adjustment...................     --         --         --         --             --          447
                                   ------   --------     ------   --------      ---------     --------
Balance at December 31, 1995......     --   $     --     94,211   $150,738      $ 308,566     $283,643
                                   ======   ========     ======   ========      =========     ========

        The accompanying notes are an integral part of these statements.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1995          1994          1993
                                                          ---------     ---------     ---------
Operating activities
  Net income............................................  $ 112,634     $  76,121     $ 133,139
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization...........    106,835        91,115       110,000
     Undistributed earnings of affiliates...............     (3,603)      (14,553)       (4,928)
     Minority interest, net of dividends................      7,253         1,318        11,229
     Deferred taxes.....................................    (16,300)      (28,052)      (65,774)
     Gain on sale of investments........................   (113,188)           --       (29,607)
     Write-off of exploration properties................     52,591            --            --
     Debt repayment at less than monetized amount.......         --            --       (23,508)
     Other..............................................      1,128        (1,950)       (1,925)
                                                          ---------     ---------     ---------
                                                            147,350       123,999       128,626
     (Increase) decrease in operating assets:
       Accounts receivable..............................     13,815         9,970          (809)
       Inventories......................................    (55,669)      (13,336)      (46,062)
       Other assets.....................................      8,816         1,609         3,958
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses............     43,552        24,868        (7,592)
       Other liabilities................................     (5,683)       (3,378)      (19,571)
                                                          ---------     ---------     ---------
Net cash provided by operating activities...............    152,181       143,732        58,550
                                                          ---------     ---------     ---------
Investing activities
  Additions to property, plant and mine development.....   (309,269)     (402,030)     (235,314)
  Proceeds from sale of investments.....................    116,357            --        66,978
  Investment in joint venture...........................    (30,543)      (14,675)      (23,196)
  Other.................................................     (8,345)       15,533        15,019
                                                          ---------     ---------     ---------
Net cash used in investing activities...................   (231,800)     (401,172)     (176,513)
                                                          ---------     ---------     ---------
Financing activities
  Short-term borrowings.................................     13,440            --         4,798
  Proceeds from long-term borrowings....................     15,000       528,634        15,000
  Repayments of long-term borrowings....................         --      (127,000)      (88,689)
  Proceeds from issuance of common stock................      8,034        10,599        26,104
  Dividends paid on common stock........................    (41,823)      (41,452)      (41,019)
  Dividends paid on preferred stock.....................    (11,860)      (15,813)      (16,954)
  Preferred stock redemption and conversion costs.......     (4,442)           --            --
  Debt issuance costs...................................       (225)       (6,641)       (2,551)
                                                          ---------     ---------     ---------
Net cash provided by (used in) financing activities.....    (21,876)      348,327      (103,311)
                                                          ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents....   (101,495)       90,887      (221,274)
Cash and cash equivalents at beginning of year..........    160,637        69,750       291,024
                                                          ---------     ---------     ---------
Cash and cash equivalents at end of year................  $  59,142     $ 160,637     $  69,750
                                                          =========     =========     =========

See Note 13 for supplemental cash flow information.

        The accompanying notes are an integral part of these statements.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Newmont Mining Corporation's ("NMC") more-than-50% owned subsidiaries (collectively, the "Corporation"). The Corporation also includes its pro-rata share of assets, liabilities and operations for joint ventures in which it has an interest. All significant intercompany balances and transactions have been eliminated. The Corporation's principal subsidiary is Newmont Gold Company ("NGC"), which was approximately 90% owned at December 31, 1995, and which holds all of the operating assets of the Corporation. The functional currency for all subsidiaries is the U.S. dollar.

NATURE OF OPERATIONS

     The Corporation is a worldwide company engaged in gold production, exploration for gold and acquisition of gold properties. Substantially all of the Corporation's consolidated sales and operating profit in 1995, 1994 and 1993 related to its gold mining activities in the U.S. Although most of the Corporation's consolidated identifiable assets relate to domestic activities, 22% of its net identifiable assets as of December 31, 1995 were related to foreign activities, with no single foreign operating entity representing more than 10%. A property in Uzbekistan commenced production in 1995 and the Corporation has an equity interest in a property in Peru that went into production in 1993. The Corporation carries political risk insurance on its investments in both countries. A property in Indonesia is expected to begin production in 1996. The Corporation also conducts exploration for gold deposits worldwide.

     Gold mining requires the use of specialized facilities and technology. The Corporation relies heavily on such facilities to maintain production levels. Also, the profitability of the Corporation's current operations is significantly affected by the market price of gold. Market gold prices can fluctuate widely and are affected by numerous factors beyond the Corporation's control.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Excess cash balances are primarily invested in U.S. Treasury bills, with lesser amounts invested in high-quality commercial paper and time deposits.

INVESTMENTS

     Short-term investments are carried at cost, which approximates market, and include Eurodollar government and corporate obligations rated AA or higher. At December 31, 1995 and 1994, $7.9 million and $6.9 million, respectively, of such investments secured letters of credit.

     Investments in companies in which NGC's ownership is 20% to 50% are accounted for by the equity method of accounting. Included in other long-term assets is NGC's 38% equity investment in Minera Yanacocha S. A. Summarized financial information of Minera Yanacocha S. A. is as follows (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1995       1994      1993
                                                                ------     ------     -----
    Sales.....................................................  $212.5     $116.6     $30.4
    Gross profit..............................................  $130.1     $ 67.6     $15.9
    Income before cumulative effect of a change in accounting
      principle...............................................  $ 80.8     $ 41.2     $ 3.8
    Net income................................................  $ 80.8     $ 41.2     $ 6.3

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

                                                                          AT DECEMBER 31,
                                                                         -----------------
                                                                          1995       1994
                                                                         ------     ------
    Current assets.....................................................  $ 71.7     $ 53.7
    Noncurrent assets..................................................    88.1       69.2
                                                                         ------     ------
              Total assets.............................................  $159.8     $122.9
                                                                         ======     ======
    Current liabilities................................................  $ 50.0     $ 22.3
    Noncurrent liabilities.............................................    48.3       58.9
                                                                         ------     ------
              Total liabilities........................................  $ 98.3     $ 81.2
                                                                         ======     ======

     Investments in companies owned less than 20% by NGC are recorded at the lower of cost or net realizable value. Income from such investments is recorded when dividends are paid.

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

PROPERTY, PLANT AND MINE DEVELOPMENT

     Expenditures for new facilities or expenditures which extend the useful lives of existing facilities are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives of such facilities. Productive lives of such facilities range from 2 to 21 years.

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

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Corporation adopted this standard for the 1995 fiscal year with no impact on the Corporation's financial position or results of operations.

REVENUE RECOGNITION

     Gold sales are recognized when dore bars are produced.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

MINING COSTS

     In general, mining costs are charged to operations as incurred. However, certain of the Corporation's deposits have diverse grade and waste-to-ore ratios over the mine's life. Mining costs for these deposits, to the extent they do not relate to current gold production, are capitalized and then charged to operations when the applicable gold is produced.

RECLAMATION AND MINE CLOSURE COSTS

     Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements. Such costs are accrued and charged over the expected operating lives of the Corporation's mines using a unit-of-production method.

INCOME TAXES

     Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the liability method of SFAS 109, the Corporation recognizes certain temporary differences between the financial reporting basis of the Corporation's liabilities and assets and the related income tax basis for such liabilities and assets. This generates a net deferred income tax liability or net deferred income tax asset for the Corporation as of the end of the year, as measured by the statutory tax rates in effect as enacted. The Corporation derives its deferred income tax charge or benefit by recording the change in the net deferred income tax liability or net deferred income tax asset balance for the year.

     The Corporation's deferred income tax assets include certain future tax benefits such as net operating losses or tax credit carryforwards. The Corporation must record a valuation allowance against any portion of those deferred income tax assets which it believes it will more likely than not fail to realize.

GOLD HEDGING ACTIVITIES

     The Corporation may enter into gold loans, options contracts and forward sales contracts to hedge the effect of price changes on the gold it produces. Gains and losses realized on such instruments, as well as any cost or revenue associated therewith, are recognized in sales when the related gold production is delivered.

EARNINGS PER COMMON SHARE

     The treasury stock method is used in computing earnings per common and common equivalent share. Earnings per common and common equivalent share are based on the sum of the weighted average number of common shares outstanding during each period and the assumed exercise of stock options having exercise prices less than the average market prices of the common stock. The convertible preferred shares outstanding until conversion, as discussed in Note 8, were not common stock equivalents as they were anti-dilutive.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

RECLASSIFICATIONS

     Certain amounts in prior years have been reclassified to conform to the 1995 presentation.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

(2)  TRANSACTION WITH NEWMONT GOLD COMPANY

     Effective January 1, 1994, NGC acquired essentially all of the Corporation's non-NGC assets and assumed essentially all of the Corporation's non-NGC liabilities. As part of the transaction, NMC transferred 8,649,899 shares of NGC stock to NGC. The result of the transaction is that the common shareholders of both entities have interests in the same assets and liabilities. Furthermore, NMC declared a 1.2481 shares to 1 share stock split on March 21, 1994 which resulted in the two entities having identical per share earnings.

     The transfer of assets, NGC common stock and liabilities to NGC was recorded at historical cost since the transaction was between entities under common control. As a result of the transaction, consolidated retained earnings increased approximately $14 million and the minority interest in NGC decreased by a like amount. This resulted because net liabilities, with a historical cost of approximately $203 million, were transferred to NGC, offset partially by NMC's decrease in ownership of NGC resulting from the transfer of NGC shares to NGC.

(3)  INVENTORIES

                                                                       AT DECEMBER 31,
                                                                   -----------------------
                                                                     1995           1994
                                                                   --------       --------
                                                                       (IN THOUSANDS)
    Current:
         Ore and in-process inventories..........................  $101,684       $ 62,196
         Precious metals.........................................    29,691         34,536
         Materials and supplies..................................    40,651         31,533
         Other...................................................     1,958          2,666
                                                                   --------       --------
                                                                   $173,984       $130,931
                                                                   ========       ========
    Non-current:
         Ore-in-stockpiles (included in other assets)............  $ 53,167       $ 33,051
                                                                   ========       ========

(4)  PROPERTY, PLANT AND MINE DEVELOPMENT

                                                                       AT DECEMBER 31,
                                                                  -------------------------
                                                                     1995           1994
                                                                  ----------     ----------
                                                                       (IN THOUSANDS)
    Land and mining claims......................................  $   56,846     $   70,884
    Buildings and equipment.....................................   1,387,586      1,212,738
    Mine development............................................     247,196        231,468
    Construction-in-progress....................................     137,436        145,608
                                                                  ----------     ----------
                                                                   1,829,064      1,660,698
    Accumulated depreciation, depletion and amortization........    (695,501)      (603,350)
    Capitalized mining costs....................................     121,715         61,938
                                                                  ----------     ----------
                                                                  $1,255,278     $1,119,286
                                                                  ==========     ==========

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

(5)  OTHER ACCRUED LIABILITIES

                                                                       AT DECEMBER 31,
                                                                   -----------------------
                                                                     1995           1994
                                                                   --------       --------
                                                                       (IN THOUSANDS)
    Interest.....................................................  $ 33,696       $  5,119
    Plant and equipment..........................................    17,926         35,511
    Payroll and related benefits.................................    18,443         17,099
    Reclamation and remediation..................................    10,000         15,900
    Other........................................................    42,247         31,124
                                                                   --------       --------
                                                                   $122,312       $104,753
                                                                   ========       ========

(6)  INCOME TAXES

     SFAS 109 requires that, effective January 1, 1993, the Corporation account for income taxes under the liability method rather than the deferred method required previously under Accounting Principles Board Opinion No. 11. The cumulative effect of this change in accounting for income taxes increased the Corporation's 1993 earnings $38.5 million, or $0.45 per share, attributable to fiscal years prior to 1993.

     Worldwide components of the Corporation's deferred income tax liabilities and assets are as follows (in thousands):

                                                                        AT DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
    Deferred tax liabilities:
      Accelerated tax depreciation.................................  $(52,381)    $(45,165)
      Capitalized interest.........................................    (8,158)      (9,892)
      Mine development costs.......................................    (3,644)      (8,444)
      Depletion of the cost of land and mining claims..............    (2,872)      (3,589)
      Other........................................................      (923)        (722)
                                                                     --------     --------
              Deferred tax liabilities.............................   (67,978)     (67,812)
                                                                     --------     --------
    Deferred tax assets:
      Investments in subsidiaries and affiliates not consolidated
         for tax purposes..........................................    49,846       47,603
      Exploration costs............................................    37,155       19,956
      Alternative minimum tax credit carryforward..................     9,031       19,616
      Reclamation costs............................................    13,789       11,353
      Retiree benefit costs........................................     9,933        8,857
      Deferred gain on interest rate hedges........................     3,240        3,798
      Relocation/reorganization costs..............................     2,610        3,407
      Capitalized inventory costs..................................    10,622        3,270
      Other........................................................     1,152        2,147
                                                                     --------     --------
              Deferred tax assets..................................   137,378      120,007
                                                                     --------     --------
      Valuation allowance for deferred tax assets..................    (9,800)      (8,857)
                                                                     --------     --------
      Net deferred tax assets......................................  $ 59,600     $ 43,338
                                                                     ========     ========

     Based upon estimates of future operations and tax planning strategies, the Corporation, more likely than not, will utilize $127.6 million of the $137.4 million of deferred income tax assets at December 31, 1995. This

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES estimate reflects a valuation allowance of $9.8 million, which is an increase of $0.9 million from December 31, 1994's valuation allowance.

     The Corporation, however, gives no assurance that it will generate sufficient taxable income to fully realize the $127.6 million of deferred income tax assets at December 31, 1995. The Corporation's future levels of taxable income will depend, in part, upon gold prices, general economic conditions and other factors beyond the Corporation's control.

     The Corporation's pre-tax financial statement income (loss) before minority interest in NGC and the cumulative effect of a change in accounting principle consists of (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
    Domestic...........................................  $136,387     $ 68,880     $111,656
    Foreign............................................     5,477      (14,820)      13,030
                                                         --------     --------     --------
                                                         $141,864     $ 54,060     $124,686
                                                         ========     ========     ========

     The Corporation's provision (benefit) for income taxes before the cumulative effect of a change in accounting principle consists of (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
    Current:
      Domestic.........................................  $ 30,815     $  3,660     $ 43,084
      Foreign..........................................     2,477          586        1,369
                                                         --------     --------     --------
                                                           33,292        4,246       44,453
                                                         --------     --------     --------
    Deferred:
      Domestic.........................................   (16,300)     (33,580)     (26,200)
      Foreign..........................................        --           --           --
      Adjustment in net deferred tax liabilities
         for change in tax rates.......................        --           --          312
                                                         --------     --------     --------
                                                          (16,300)     (33,580)     (25,888)
                                                         --------     --------     --------
                                                         $ 16,992     $(29,334)    $ 18,565
                                                         ========     ========     ========

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

     The Revenue Reconciliation Act of 1993 raised the U.S. federal corporate income tax rate from 34% to 35%, retroactive to January 1, 1993. The Corporation's resulting provisions (benefits) for income taxes before the cumulative effect of a change in accounting principle differ from the amounts computed by applying the U.S. corporate income tax statutory rate for the following reasons (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
    U.S. corporate income tax at statutory rate........  $ 49,652     $ 18,921     $ 43,521
    Percentage depletion...............................   (26,999)     (27,437)     (26,191)
    Resolution of tax issues associated with prior
      years............................................        --      (16,250)          --
    Foreign tax credits................................    (8,658)      (4,421)          --
    Foreign losses.....................................     1,715           --           --
    State taxes........................................     1,300          500           --
    Undistributed loss of subsidiary...................        --           --          754
    Non-taxable portion of dividends received from
      domestic corporations............................      (700)        (564)        (474)
    Other..............................................       682          (83)         955
                                                         --------     --------     --------
                                                         $ 16,992     $(29,334)    $ 18,565
                                                         ========     ========     ========

     The Corporation's other long-term liabilities included $24.5 million and $23.7 million of income taxes payable at December 31, 1995 and 1994, respectively.

(7)  DEBT

LONG-TERM DEBT

     Long-term debt consists of (in thousands):

                                                                        AT DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
    Sale-leaseback of refractory ore treatment plant...............  $349,134     $349,134
    8 5/8% notes...................................................   150,000      150,000
    Medium-term notes..............................................    42,000       42,000
    Project financing..............................................    67,500       52,500
                                                                     --------     --------
                                                                      608,634      593,634
    Current maturities.............................................    (4,375)          --
                                                                     --------     --------
                                                                     $604,259     $593,634
                                                                     ========     ========

     Scheduled minimum long-term debt repayments are $4.4 million in 1996, $30.5 million in 1997, $33.2 million in 1998, $23.1 million in 1999 and $8.4 million in 2000. Actual payments may be greater due to actual operating cash flows realized. The Corporation is in compliance with all covenants associated with its debt.

  Sale-Leaseback of the Refractory Ore Treatment Plant

     In September 1994, NGC entered into a sale and leaseback agreement for its refractory ore treatment plant located in Carlin, Nevada for $349.1 million. The transaction has been accounted for as debt for financial statement purposes, with the cost of the refractory ore treatment plant recognized as an asset and depreciated. The lease is for 21 years and the aggregate future minimum lease payments, which include interest, as of December 31, 1995 and 1994 were $667.9 million. These payments begin in January 1996 and are $29.7 million annually through 2000. Principal payments are included in these amounts beginning in 1998. The lease

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES has purchase options during and at the end of the lease at predetermined prices. The interest rate on this sale-leaseback transaction is 6.36%. Because of the uniqueness of this transaction, the Corporation determined that it is not practicable to estimate the fair value of this debt.

     In connection with this transaction, the Corporation entered into certain interest rate contracts to hedge the interest cost of the financing. These contracts were settled for a gain of $11 million which is being recognized as a reduction of interest expense over the term of the lease. As a result of this gain, the effective interest rate on this sale and leaseback transaction is 6.15%.

  8 5/8% Notes

     In April 1992, the Corporation issued unsecured notes with a principal amount of $150 million due April 1, 2002 bearing an annual interest rate of 8 5/8%. Interest is payable semi-annually in April and October and the notes are not redeemable prior to maturity. Using interest rates prevailing on similar instruments at December 31, 1995 and 1994, this debt was estimated to have a fair value of $169.5 million and $151.5 million, respectively.

  Medium-Term Notes

     Beginning in May 1992, the Corporation began issuing notes under a $150 million medium-term notes program that has since expired. Notes totalling $42 million, with a weighted average interest rate of 7.7%, maturing on various dates ranging from mid-1999 to late 2004, were outstanding as of December 31, 1995 and 1994. Interest is payable semi-annually in March and September and the notes are not redeemable prior to maturity. Using the interest rates prevailing on similar instruments at December 31, 1995 and 1994, this debt was estimated to have a fair value of $44.9 million and $40.4 million, respectively.

  Project Financing Facility

     NGC, through a wholly-owned subsidiary, is a 50% participant in Zarafshan-Newmont Joint Venture in the Republic of Uzbekistan. The other 50% participants are two entities of the Uzbekistan government.

     Zarafshan-Newmont obtained a $105 million project financing loan from a consortium of banks in 1994 and an additional $30 million in 1995. The loan is payable out of the proceeds of the project, beginning July 1996, in semi-annual installments over three years. The average interest rate on the loan is approximately 2.3 percentage points over the three-month London Interbank Offered Rate prior to October 1996 and approximately 3.9 percentage points over the three-month London Interbank Offered Rate after that date. The carrying amount of the loan is assumed to approximate its fair value. The weighted average interest rates for 1995 and 1994 were 8.4% and 6.9%, respectively, and the interest rates at December 31, 1995 and 1994 were 8.2% and 7.8%, respectively.

     The Corporation has guaranteed one-half of the payment of any amounts due under such loan until the requirements of project completion tests have been satisfied, at which time the loan will become non-recourse debt. Such completion tests must be satisfied no later than October 1997. The Corporation has obtained political risk insurance coverage for its investment and its loan guarantee.

  Unissued Non-Convertible Debt Securities

     In June 1994, NGC filed a shelf registration statement with the Securities and Exchange Commission covering the issuance of up to $150 million in non-convertible debt securities. At December 31, 1995 and December 31, 1994, no securities related to this filing had been issued.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

  Revolving Credit Facility

     The Corporation has a $400 million revolving credit facility with a consortium of banks that expires in April 1998. No amounts were outstanding under the facility as of December 31, 1995 and 1994. Interest rates are variable and adjust subject to changes in the Corporation's long-term debt ratings and to usage of the facility in terms of borrowings as a percentage of commitments. Currently, the Corporation's interest rate is the lenders' base rate plus 0.25%. The Corporation has the option to fix the rate for up to six months. There is an annual facility fee which will also adjust subject to the Corporation's debt ratings. This fee is currently 0.15% of the lenders' total commitment.

     The credit agreement contains covenants that limit consolidated indebtedness, as defined, to 67% of total capitalization; require minimum net worth, as defined, of $275 million and $250 million in 1995 and 1994, respectively, which then increases $25 million annually through 1997; and require an interest coverage ratio, as defined, of not less than 2.5 to 1.

SHORT-TERM DEBT

     All short-term debt at December 31, 1995 and 1994 consisted of bank debt. The Corporation had unsecured demand bank lines of credit aggregating $39 million and $16 million at December 31, 1995 and 1994, respectively, of which $29.2 million and $15.7 million were outstanding at the same respective periods. These facilities bear interest at customary short-term rates for borrowers with similar credit ratings. The carrying value of this debt is assumed to approximate its fair value. The weighted average interest rates for 1995 and 1994 were 8.8% and 6.5%, respectively, and the interest rates at December 31, 1995 and 1994 were 8.5%.

CAPITALIZED INTEREST

     Capitalized interest was $11.6 million, $19.7 million and $8.5 million in 1995, 1994 and 1993, respectively.

(8)  STOCKHOLDERS' EQUITY

PREFERRED STOCK

     NMC called all of its 2.875 million shares of $5.00 par value convertible preferred stock for redemption on December 14, 1995 at a redemption price of $105.21 per share. Each share of convertible preferred stock was convertible at the option of the shareholder into shares of common stock at the conversion price of $36.395 per share of common stock (equivalent to a conversion rate of 2.7476 shares of common stock for each whole share of convertible preferred stock). Substantially all of the convertible preferred stock was converted prior to the redemption date. A total of 7.9 million common shares were issued in the redemption.

     The $5.50 annual dividend per share of convertible preferred stock was cumulative from the original issue date and was payable quarterly.

COMMON STOCK RIGHTS

  Equal Value Rights

     In September 1987, the Board of Directors declared a dividend distribution of one equal value right ("EVR") on each share of common stock outstanding on October 5, 1987. Each share issued subsequent to such date automatically receives an EVR. The EVRs, which are non-voting, expire in September 1997 unless redeemed earlier by NMC, and separate from the common shares effective with the public announcement (the "Control Date") that a person or group has acquired more than 50% of the common stock. Until an EVR is exercised, the holder thereof has no rights as a stockholder of NMC. Until the Control Date, the EVRs will

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES be evidenced by NMC's common stock and will be transferred with and only with such certificates. In the event of a subsequent merger or other specified transaction by NMC, each EVR would entitle the holder, under certain circumstances, to receive from NMC an amount in cash equal to the amount by which the highest price per share paid by such acquirer within 91 days prior to and including the Control Date exceeds the fair market value of the consideration paid for each share of NMC's common stock in connection with the merger or other transaction. At any time prior to the Control Date, NMC may (but only with the concurrence of continuing directors) redeem the EVRs at a price of $0.02 per EVR.

  Preferred Share Purchase Rights

     In August 1990, the Board of Directors declared a dividend distribution of one preferred share purchase right ("PSPR") on each share of common stock outstanding on September 11, 1990. Each share issued subsequent to September 11, 1990 and prior to the "Distribution Date" referred to below (and in certain limited circumstances thereafter) will be issued with a PSPR. Each PSPR entitles the holder to purchase from NMC one five-hundredth of a share of participating preferred stock of NMC for $150, subject to adjustment. Prior to the Distribution Date, the PSPRs are not exercisable, will be evidenced by NMC's common stock certificates and will be transferred with and only with such certificates. The PSPRs expire in September 2000 unless earlier redeemed. Until a PSPR is exercised, the holder thereof has no rights as a stockholder of NMC.

     The Distribution Date, which is the date on which the PSPRs separate from the common stock and become exercisable, is the earlier of (i) ten days after the public announcement that a person or group (other than NMC's present shareholder groups subject to a standstill agreement dated as of December 7, 1990, as amended and certain related entities and their transferees, but only to the extent of their current share ownership) (an "Acquiring Person") has acquired 15% or more of the common stock (the date of such first public announcement being the "Stock Acquisition Date"), or (ii) ten business days after the commencement of a tender or exchange offer that would result in a person or group owning 15% or more of the common stock. If after the Distribution Date a person shall become an Acquiring Person (other than pursuant to certain offers approved by the Board of Directors) each holder of a PSPR (other than the Acquiring Person and, in certain circumstances, transferees of the Acquiring Person) will have the right to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other securities of NMC) having a value equal to two times the purchase price of the PSPR. In addition, if after a Stock Acquisition Date NMC is not the surviving entity in certain business combinations, or 50% or more of NMC's assets or earning power is sold or transferred, each holder of a PSPR shall have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the purchase price of the PSPR. Prior to the earlier of a Stock Acquisition Date or the expiration date of the PSPR, NMC, in certain circumstances with the approval of continuing directors, may redeem the PSPRs at a price of $0.01 per PSPR.

     Each one five-hundredth share of preferred stock is designed to have similar rights to one share of common stock. The preferred shares have a preferential quarterly dividend that is 500 times the dividends on the common stock, but in no event less than one dollar. The liquidation preference per preferred share is the greater of $500 (plus accrued dividends to the date of distribution) or an amount equal to 500 times the aggregate amount of dividends to be distributed per share to holders of NMC's common stock. In the event of a business combination in which shares of NMC's common stock are exchanged, each preferred share will be entitled to receive 500 times the amount and type of consideration received per share of common stock. Each preferred share will have 500 votes and vote together with the common stock. The preferred shares are not redeemable.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

(9)  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

     Under the Corporation's stock option plans, options to purchase shares of NMC are granted to key employees at the fair market value of such shares on the date of grant. The options under these plans vest over a two year period and are exercisable over a period not exceeding ten years. At December 31, 1995, 590,903 shares were available for future grants under the Corporation's stock option plans.

     In 1994, 1993 and 1992 certain key executives were granted options that, although the exercise price is generally equal to the fair market value on the date of grant, cannot be exercised when otherwise vested unless the market price of NMC's common stock is a defined amount above the option exercise price. In addition, the same executives were granted options in 1994, 1993 and 1992 having exercise prices in excess of the fair market value on the date of grant. Generally, these key executive options vest over a period of one to five years and are exercisable over a ten year period. At December 31, 1995, 808,094 of these options were outstanding.

     The following table summarizes annual stock option activity for the three years ended December 31, 1995:

                                           1995                        1994                        1993
                                 -------------------------   -------------------------   -------------------------
                                  NUMBER     OPTION PRICE     NUMBER     OPTION PRICE     NUMBER     OPTION PRICE
                                 OF SHARES     PER SHARE     OF SHARES     PER SHARE     OF SHARES     PER SHARE
                                 ---------   -------------   ---------   -------------   ---------   -------------
Outstanding at beginning of
  year.........................  2,177,546   $27.20-$56.09   2,055,087   $27.20-$56.09   2,418,991   $27.20-$56.09
Granted........................    534,035   $39.94-$44.94     476,703   $39.50-$56.09     634,192   $37.56-$56.09
Exercised......................   (232,109)  $27.50-$40.07    (276,894)  $27.20-$38.97    (758,533)  $27.20-$40.06
Canceled.......................   (128,885)  $32.36-$45.83     (77,350)  $27.20-$45.83    (239,563)  $27.20-$56.09
                                 ---------                   ---------                   ---------
Outstanding at end of year.....  2,350,587   $27.20-$56.09   2,177,546   $27.20-$56.09   2,055,087   $27.20-$56.09
                                 =========                   =========                   =========

     At December 31, 1995, 1,287,688 options were exercisable.

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Corporation intends to adopt this standard for the 1996 fiscal year by continuing to account for such compensation consistent with the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and disclosing the pro forma effect on net income and earnings per share had the new accounting standard been applied.

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

     Pension costs are determined annually by independent actuaries and pension contributions to the qualified plans are made based on funding standards established under the Employee Retirement Income Security Act of 1974 ("ERISA"). The Corporation maintains a trust for the purpose of funding the supplemental pension plan as well as death benefits for officers of the Corporation. This trust is funded at the discretion of the Corporation and had a balance, which approximated market value, of $2 million and $1.9 million at December 31, 1995 and 1994, respectively. Although the trust's assets can be used to pay benefits for the supplemental pension plan, they cannot be used in determining the net pension liability for the supplemental pension plan. The qualified plans' assets consist of stocks, bonds and cash.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

     The components of pension expense for these three plans, in the aggregate, consist of (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
    Service cost..........................................  $ 2,651     $ 3,070     $ 2,854
    Interest cost on projected benefit obligation.........    4,755       4,633       5,076
    Return on assets......................................   (5,938)     (5,370)     (4,993)
    Net amortization and deferral.........................      176         211         254
                                                            -------     -------     -------
    Pension expense.......................................  $ 1,644     $ 2,544     $ 3,191
                                                            =======     =======     =======

     The following tables set forth the funded status of the Corporation's pension plans and the amounts recognized in the Corporation's consolidated balance sheets at December 31, 1995 and 1994, respectively (in thousands):

                                                                  AT DECEMBER 31, 1995
                                                            ---------------------------------
                                                             SALARY    HOURLY
                                                            PENSION    PENSION   SUPPLEMENTAL
                                                              PLAN      PLAN     PENSION PLAN
                                                            --------   -------   ------------
    Actuarial present value of benefit obligations:
      Accumulated benefit obligation
         Vested benefits..................................  $(56,420)  $(6,637)    $   (430)
         Non-vested benefits..............................    (2,102)   (1,381)         (20)
                                                            --------   -------     --------
                                                             (58,522)   (8,018)        (450)
      Effect of future salary increases...................    (7,631)       --          (43)
                                                            --------   -------     --------
    Projected benefit obligation..........................   (66,153)   (8,018)        (493)
    Plan assets at fair value.............................    68,331     6,918           --
                                                            --------   -------     --------
    Plan assets greater (less) than projected benefit
      obligation..........................................     2,178    (1,100)        (493)
    Unrecognized prior service cost.......................      (548)      130          567
    Unrecognized net loss.................................     2,752       871        3,549
    Unrecognized net transition (asset) liability.........    (2,215)      (72)       2,327
    Adjustment required to recognize minimum liability....        --        --       (6,400)
                                                            --------   -------     --------
    Net pension asset (liability).........................  $  2,167   $  (171)    $   (450)
                                                            ========   =======     ========

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

                                                                  AT DECEMBER 31, 1994
                                                            ---------------------------------
                                                             SALARY    HOURLY
                                                            PENSION    PENSION   SUPPLEMENTAL
                                                              PLAN      PLAN     PENSION PLAN
                                                            --------   -------   ------------
    Actuarial present value of benefit obligations:
      Accumulated benefit obligation
         Vested benefits..................................  $(46,831)  $(4,094)    $   (945)
         Non-vested benefits..............................    (1,650)   (1,167)         (26)
                                                            --------   -------     --------
                                                             (48,481)   (5,261)        (971)
      Effect of future salary increases...................    (3,399)       --          (10)
                                                            --------   -------     --------
    Projected benefit obligation..........................   (51,880)   (5,261)        (981)
    Plan assets at fair value.............................    60,221     5,044           --
                                                            --------   -------     --------
    Plan assets greater (less) than projected benefit
      obligation..........................................     8,341      (217)        (981)
    Unrecognized prior service cost.......................      (590)      141          610
    Unrecognized net (gain) loss..........................    (2,558)     (419)       4,285
    Unrecognized net transition (asset) liability.........    (2,680)      (78)       2,715
    Adjustment required to recognize minimum liability....        --        --       (7,600)
                                                            --------   -------     --------
    Net pension asset (liability).........................  $  2,513   $  (573)    $   (971)
                                                            ========   =======     ========

     In accordance with the provisions of Statement of Financial Accounting Standards No. 87, an adjustment was required to reflect a minimum liability for the supplemental pension plan in 1995, 1994 and 1993. Such adjustment resulted in recording an intangible asset and, to the extent the minimum liability adjustment exceeded the unrecognized net transition liability, a reduction of $2 million, $2.5 million and $3.7 million in stockholders' equity, which is net of related deferred income tax benefits, for 1995, 1994 and 1993, respectively.

     In measuring the projected benefit obligation for the plans, the following actuarial assumptions were used:

                                                                           AT DECEMBER 31,
                                                                           ---------------
                                                                           1995       1994
                                                                           ----       ----
    Weighted average discount rate.......................................  7.0%       8.5%
    Rate of increase in future compensation (applicable only to salaried
      plans).............................................................  4.0%       4.0%

     The weighted average expected long-term rate of return on plan assets was assumed to be 9% for 1995 and 8.25% for 1994 and 1993.

RETIREE BENEFITS OTHER THAN PENSIONS

     The Corporation provides defined medical benefits to qualified retirees who were salaried employees and to their eligible dependents, and it provides defined life insurance benefits to qualified retirees who were salaried employees. In general, participants become eligible for these benefits upon retirement directly from the Corporation if they are at least 55 years old and the combination of their age and years of service with the Corporation equals 75 or more.

     The defined medical benefits cover most of the reasonable and customary charges for hospital, surgical, diagnostic and physician services and prescription drugs. Life insurance benefits are based on a percentage of final base annual salary and decline over time after retirement commences.

     The Corporation accounts for these postretirement benefits other than pensions under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

Pensions" ("SFAS 106"). The statement requires that postretirement benefits other than pensions be accrued during an employee's service to the Corporation.

     The components of expense for postretirement benefits other than pensions for 1995, 1994 and 1993 are shown in the table below (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                               ----------------------------
                                                                1995       1994       1993
                                                               ------     ------     ------
    Service cost.............................................  $1,570     $1,846     $1,575
    Interest cost............................................   1,904      1,642      1,602
    Amortization of net gain.................................     (80)        --         --
                                                               ------     ------     ------
    Expense for postretirement benefits other than
      pensions...............................................  $3,394     $3,488     $3,177
                                                               ======     ======     ======

     The following table sets forth the components of the liability for the Corporation's plans for postretirement benefits other than pensions recognized in its balance sheet (in thousands):

                                                                     YEARS ENDED DECEMBER
                                                                              31,
                                                                     ---------------------
                                                                      1995          1994
                                                                     -------       -------
    Actuarial present value of accumulated benefit obligation
      ("APBO"):
      Retirees and eligible dependents.............................  $12,510       $10,296
      Other fully eligible plan participants.......................    1,974         1,556
      Other active plan participants...............................   13,076         9,659
                                                                     -------       -------
              Total APBO...........................................   27,560        21,511
      Unrecognized net gain........................................      820         4,072
                                                                     -------       -------
    Accrued liability for postretirement benefits other than
      pensions.....................................................  $28,380       $25,583
                                                                     =======       =======

     At December 31, 1995 and 1994, $2.6 million and $3 million of assets, respectively, with market values of approximately the same amounts, were designated in a trust to pay postretirement benefits other than pensions. Since these assets could be used to pay other employee benefits, they cannot be used for the postretirement benefit calculations. The Corporation has no formal policy for funding postretirement benefit obligations.

     Weighted average discount rates of 7% and 8.5% were used in calculating the APBO at December 31, 1995 and 1994, respectively. The assumed health care cost trend rates to measure the expected cost of benefits at December 31, 1995 start at a 9% annual increase for coverage before the age of 65 and an 8% annual increase for coverage after the age of 64. These rates were assumed to decrease one percentage point each year until a 5% annual rate of increase was reached, at which point a 5% annual rate of increase was assumed thereafter. The assumed health care cost trend rates to measure the expected cost of benefits at December 31, 1994 start at a 10% annual increase for coverage before the age of 65 and a 9% annual increase for coverage after the age of 64. These rates were assumed to decrease one percentage point each year until a 6% annual rate of increase was reached, at which point a 6% annual rate of increase was assumed thereafter. The effect of a one percentage point annual increase in the assumed cost trend rates would increase the aggregate of service and interest costs by approximately 23% in 1995 and the APBO at December 31, 1995 by approximately 19%. The effect of a one percentage point annual increase in the assumed cost trend rates would increase the aggregate of service and interest costs in 1994 and the APBO at December 31, 1994 by approximately 22%.

SAVINGS PLAN

     The Corporation has two qualified defined contribution savings plans, one which covers salaried employees and the other which covers substantially all hourly employees. In addition, the Corporation has a

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulations.

     Upon the employee meeting eligibility requirements, the Corporation matches 100% of employee contributions of up to 6% and 4% of base salary for the salaried and hourly plans, respectively.

     The Corporation's matching contributions to such plans were $3.7 million, $3.3 million and $2.4 million in 1995, 1994 and 1993, respectively.

(10)  OTHER EXPENSES

     In 1995, an evaluation of the Ivanhoe exploration property in Nevada was completed and determined that most of the mineralization was low grade and, did not meet the Corporation's criteria for development. A charge of $23.3 million was taken for the write-off and estimated costs to reclaim areas disturbed by previous mining and exploration activity on the property.

     At December 31, 1994, the Corporation concluded that the geological model being used for the Grassy Mountain property in Oregon was inadequate to support mine development, resulting in 996,000 ounces of proven and probable reserves being reclassified as mineralized material not in reserves. After completion of a thorough evaluation of the deposit in 1995, the Corporation concluded that the deposit did not meet its criteria for development and a charge of $33.8 million was taken for the write-off.

     The Corporation is involved in several matters concerning environmental obligations primarily associated with former mining activities, as discussed in
Note 14. Included in other expenses for the years ended December 31, 1995, 1994 and 1993 are provisions of $3 million, $36.1 million and $6 million, respectively, related to these matters.

     In December 1993, the Corporation announced that effective January 1, 1994, NGC would acquire all of the Corporation's non-NGC assets and liabilities. See
Note 2 for additional information about this transaction. Costs related to the transaction of $0.6 million and $3.5 million were expensed in 1994 and 1993, respectively. Also during 1994, the Corporation incurred $4.1 million of costs associated with defeating a referendum placed on an Oregon ballot which would have effectively prevented open pit mining.

(11)  GAIN ON SALE OF INVESTMENTS

     In May 1995, NGC sold its 10.7% interest in Southern Peru Copper Corporation for $116.4 million, which resulted in a gain of $113.2 million.

     In May 1993, the Corporation sold its 14% interest in Newcrest Mining Limited for $67 million and recognized a gain of $29.6 million.

(12)  MAJOR CUSTOMERS AND EXPORT SALES

     The Corporation is not economically dependent on a limited number of customers for the sale of its product because gold commodity markets are well-established worldwide. During 1995, four customers accounted for $109 million, $85.7 million, $82.2 million and $73.1 million of total sales, each of which represented more than 10% of total sales and together accounted for 55% of the annual sales. In 1994, sales to three such major customers accounted for $125.2 million, $99.6 million and $88.5 million, or 52% of total sales. In 1993, sales to three such major customers accounted for $104.9 million, $97.3 million and $78.3 million, or 44% of total sales.

     Export sales were $636.2 million, $497.2 million and $269.3 million in 1995, 1994 and 1993, respectively.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

(13)  SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash provided by operating activities includes the following cash payments (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
    Income taxes, net of refunds..........................  $18,992     $21,375     $62,873
    Interest, net of amounts capitalized..................  $12,197     $ 6,975     $ 9,731

     Excluded from the statements of consolidated cash flows are the effects of certain non-cash transactions. In 1995, as discussed in Note 8, NMC called for redemption all of its 2.875 million shares of convertible preferred stock. Substantially all of the convertible preferred stock was converted into common stock of NMC. This transaction resulted in a non-cash decrease to preferred stock offset by a non-cash increase to common stock and capital in excess of par value. Also, retained earnings increased $5.3 million due to the increased ownership in NGC.

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

     The Corporation is involved in several matters concerning environmental obligations primarily associated with former mining activities. Based upon the Corporation's best estimate of its liability for these matters, $55.8 million and $65.7 million were accrued for such liabilities at December 31, 1995 and 1994, respectively. Depending upon the ultimate resolution of the matters related to former mining activities, the Corporation believes that it is reasonably possible that the liability for these matters could be as much as 50% greater or 15% lower than the amount accrued at December 31, 1995. In addition, $19 million and $16.9 million were accrued at December 31, 1995 and 1994, respectively, for reclamation costs relating to currently producing mineral properties. These amounts are included in other current liabilities and reclamation liabilities. The $55.8 million at December 31, 1995 includes charges of $4.5 million taken in 1995 related to the Ivanhoe exploration property discussed in Note 10.

     A discussion of the environmental obligations and related insurance receivables associated with former mining activities as of December 31, 1995 follows.

  Idarado Mining Company ("Idarado") -- 80.1% Owned by NGC

     In July 1992, the Corporation and Idarado signed a consent decree with the State of Colorado which was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State of Colorado under the Comprehensive Environmental Response, Compensation and Liability Act, ("CERCLA"), generally referred to as the "Superfund Act." Idarado settled natural resources damages and past and future response costs and provided habitat enhancement work. In addition, Idarado agreed in the consent decree to undertake specified remediation work related to its former mining activities in the Telluride/Ouray area of Colorado. Approximately 80% of the work has been completed. The Corporation's best estimate of the remaining cost of this work is included in the accrued liability for environmental matters, as previously discussed. If the remediation

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES work does not meet certain measurement criteria specified in the consent decree, the State of Colorado and the court reserve the right to require Idarado to perform other remediation work. Idarado and the Corporation obtained a $16.3 million letter of credit to secure their obligations under terms of the consent decree.

  Resurrection Mining Company ("Resurrection") -- 100% Owned by NGC

     In 1983, the State of Colorado filed a lawsuit under the Superfund Act which involves a joint venture mining operation near Leadville, Colorado in which Resurrection is a joint venturer. This action was subsequently consolidated with a lawsuit filed by the U.S. Environmental Protection Agency ("EPA") in 1986. The EPA is taking the lead role on cleanup issues. The proceedings sought to compel the defendants to remediate the impacts of pre-existing mining activities which the government agencies claim are causing substantial environmental problems in the area. The mining operations of the joint venture are operated by ASARCO Incorporated, the other joint venturer. The lawsuits have named the Corporation, Resurrection, the joint venture and ASARCO as defendants in the proceedings. The EPA is also proceeding against other companies with interests in the area.

     The EPA divided the remedial work into two phases. Phase I addresses the Yak Tunnel, a drainage and access tunnel owned by the joint venture. Phase II addresses the remainder of the site.

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

     The Department of Interior previously notified Dawn that when the lease was terminated, it would seek to hold Dawn and the Corporation (as Dawn's then 51% owner) liable for any costs incurred as a result of Dawn's failure to comply with the lease and applicable regulations. If asserted, the Corporation will vigorously contest any such claims. The Corporation cannot reasonably predict the likelihood or outcome of any future action against Dawn or the Corporation arising from this matter.

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

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

     Based on the views of prior lead counsel, the Corporation had believed that significant progress in certain settlement discussions would have been achieved by mid-summer 1994, but that expectation was not realized. The absence of such anticipated progress in settlement discussions, as well as the Corporation's discussions with new lead counsel for the insurance recovery actions regarding its review of such actions, caused the Corporation in the second quarter of 1994 to provide a $20 million valuation allowance on its insurance receivables resulting in the net balance outstanding at December 31, 1994.

     In the first quarter of 1995, settlement in certain of the insurance litigation was reached enabling the Corporation to realize the receivable outstanding at December 31, 1994. Settlement discussions continue with respect to additional insurance litigation. The Corporation intends to vigorously pursue its claims with respect to the remaining litigation and believes that it is reasonably possible that additional amounts will be recovered although no such amounts are accrued.

ADDITIONAL INTEREST IN MINERA YANACOCHA

     In September 1994, an affiliate of Bureau de Recherches Geologiques et Minieres, the geological and mining bureau of the French government ("BRGM"), announced its intention to transfer its 24.7% interest in Minera Yanacocha S.A. to another entity. NGC and Compania de Minas Buenaventura, S.A. ("Buenaventura"), then 38% and 32.3% owners of Minera Yanacocha, respectively, filed suit in Peru to seek enforcement of a provision in the bylaws of Minera Yanacocha, giving shareholders preemptive rights on the sale or transfer of any shareholder's interest. In February 1995, an appellate court in Peru issued a preliminary ruling in favor of NGC and Buenaventura, both of whom then elected to exercise their preemptive rights to acquire their proportionate share of the 24.7% interest. In accordance with the court ruling, Minera Yanacocha cancelled the BRGM shares and issued shares representing interest in Minera Yanacocha of 13.35% to NGC and 11.35% to Buenaventura. NGC deposited $48.6 million, together with the additional shares, with a Peruvian bank pending the final resolution of the case. NGC borrowed the $48.6 million from the same Peruvian bank with the right of setoff against the deposit, and accordingly, these amounts have been netted. The final hearing is presently scheduled to take place in April 1996. Part of the final resolution of the case, if resolved in NGC's favor, will determine how much NGC must pay for the additional interest, which may be more or less than the amount deposited. NGC intends to fund the purchase of the additional interest with its available cash or borrowings under credit facilities. As a result of the preliminary ruling of the court and NGC's exercise of its preemptive right, NGC currently owns 51.35% of Minera Yanacocha. The additional interest of 13.35% will not be reflected in the financial statements until a final determination is made by the Peruvian courts.

STATE OF NEVADA SALES TAX CLAIM

     During 1995, an agency of the State of Nevada Department of Taxation filed an assessment claiming sales taxes due relating to the sale-leaseback of the refractory ore treatment plant. This assessment, including interest, totals approximately $30 million. The Corporation filed a Petition for Redetermination and a hearing

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES was held by the agency that issued the assessment in October 1995. The hearing officer reaffirmed the agency's determination. The Corporation intends to appeal this determination to the State Tax Commission, which is independent from the agency. If unsuccessful, the Corporation will vigorously contest the determination to higher levels and believes that it will ultimately prevail based upon the opinion of its counsel.

GUARANTEE OF THIRD PARTY INDEBTEDNESS

     The Corporation guaranteed a former subsidiary's $35.7 million Pollution Control Revenue Bonds, due 2009. The former subsidiary is BHP Copper Inc., formerly known as Magma Copper Company. It is expected that the Corporation will be required to remain liable on this guarantee as long as the bonds remain outstanding.

GOLD PRICE HEDGING CONTRACTS

     In 1994, the Corporation entered into hedging transactions that begin in January 1996 and continue through December 2000 for production from its Minahasa property, located in Indonesia. These transactions consist of forward sales of 125,000 ounces of gold per year at an average price of $454 an ounce, plus 40% of the amount by which the market price exceeds the forward sales price. No production had been hedged in 1995 or 1994.

OTHER COMMITMENTS AND CONTINGENCIES

     In December 1992, NGC finalized an agreement with Barrick Goldstrike Mines, Inc. ("Barrick") which provides for Barrick to mine NGC's Post deposit which extends beyond NGC's property boundaries onto Barrick's property. NGC and Barrick share the costs so that each ounce of gold mined bears the same mining cost. NGC is obligated to pay Barrick for such costs as Barrick mines the deposit. In addition, NGC is obligated to share dewatering costs which are associated with the deposit. NGC incurred $62.5 million, $39 million and $26.6 million of such mining and dewatering costs in 1995, 1994 and 1993, respectively, and expects to incur approximately $100 million in 1996.

     The Corporation has minimum royalty obligations on one of its producing mines of 55,000 ounces of gold in 1996 and no more than 40,000 ounces of gold per year thereafter, for the life of the mine. The amount to be paid to meet the royalty obligations is based upon a defined average market gold price. Any amounts paid due to the minimum royalty obligation not being met in any year are recoverable in future years when the minimum royalty obligation is exceeded. The Corporation expects the mine's gold production will meet the minimum royalty requirements.

     At December 31, 1995, there were $97.7 million of outstanding letters of credit that were primarily for bonding reclamation plans and electric supply and reinsurance agreements. The Corporation has provided investment collateral for $7.9 million of these letters of credit. The remaining $89.8 million represents unsecured letters of credit. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

     The Corporation's Batu Hijau project in Indonesia is currently in the feasibility stage. The mineral rights for the Batu Hijau project are held pursuant to a Contract of Work between the Republic of Indonesia and an 80% subsidiary of NGC. During the third quarter of 1995 the Corporation recognized that, given the size, complexity and nature of this large porphyry copper/gold project and the cost of developing the project, it would require more time to complete final feasibility studies beyond the December 1, 1995 date provided for in the Contract of Work. Accordingly, in October 1995, the Corporation requested from the government of Indonesia an extension of the feasibility studies period. In late December 1995, the Corporation was advised by the Indonesian government that it needed more time to review the Corporation's request for an extension and that the time period provided for feasibility studies in the Contract of Work was suspended pending the

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

Indonesian government's decision. Management believes that the Indonesian government's actions will not affect the development plans and, therefore, feasibility study activities continue on the project.

     The Corporation is from time to time involved in various legal proceedings of a character normally incident to its business. It does not believe that adverse decisions in any pending or threatened proceedings or any amounts which it may be required to pay by reason thereof will have a material adverse effect on its financial condition or results of operations.

(15)  SUBSEQUENT EVENT

     In January 1996, NMC issued 4.65 million shares of common stock for $51.87 per share under an existing shelf registration statement with the Securities and Exchange Commission. Proceeds of the issue netted $241.3 million and were used to purchase an equal number of shares of common stock of NGC. This transaction increased NMC's ownership of NGC to 90.5%.

(16)  UNAUDITED SUPPLEMENTARY DATA

QUARTERLY DATA

     The following is a summary of selected quarterly financial information (amounts in millions except per share amounts and all per share amounts take into consideration the minority interest in NGC):

                                                                         1995
                                          ------------------------------------------------------------------
                                                          THREE MONTHS ENDED
                                          ---------------------------------------------------    YEAR ENDED
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                          ---------   --------   -------------   ------------   ------------
Sales....................................  $ 134.5    $  145.1      $ 172.3        $  184.4       $  636.2
Gross profit(1)..........................  $  26.6    $   31.6      $  52.1        $   48.6       $  158.8
Net income...............................  $  15.6    $   67.8(2)   $  25.3        $    4.0 (3)   $  112.6(2,3)
Preferred stock dividends................  $   4.0    $    4.0      $   4.0        $   (0.7)(4)   $   11.2(4)
Net income applicable to common stock....  $  11.6    $   63.8(2)   $  21.3        $    4.7 (3)   $  101.5(2,3)
Net income per common share..............  $  0.14    $   0.74(2)   $  0.25        $   0.05 (3)   $   1.17(2,3)
Weighted average shares outstanding......     86.1        86.3         86.5            89.3 (4)       87.0(4)
Dividends declared per common share......  $  0.12    $   0.12      $  0.12        $   0.12       $   0.48
Closing price of common stock............  $ 42.75    $ 41.875      $ 42.50        $ 45.375       $ 45.375

                                                                         1994
                                          ------------------------------------------------------------------
                                                          THREE MONTHS ENDED
                                          ---------------------------------------------------    YEAR ENDED
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                          ---------   --------   -------------   ------------   ------------
Sales...................................   $ 149.8     $139.3       $ 150.1         $158.2         $597.4
Gross profit(1).........................   $  43.9     $ 45.3       $  42.9         $ 47.8         $179.9
Net income..............................   $  21.6     $ 17.3(5)    $  20.4         $ 16.7         $ 76.1
Preferred stock dividends...............   $   4.0     $  4.0       $   3.9         $  4.0         $ 15.8
Net income applicable to common stock...   $  17.6     $ 13.4(5)    $  16.5         $ 12.7         $ 60.3
Net income per common share.............   $  0.20     $ 0.16(5)    $  0.19         $ 0.15         $ 0.70
Weighted average shares outstanding.....      86.1       86.1          86.2           86.2           86.1
Dividends declared per common share.....   $  0.12     $ 0.12       $  0.12         $ 0.12         $ 0.48
Closing price of common stock...........   $ 46.00     $39.75       $ 45.00         $36.00         $36.00

---------------
(1) Sales less costs applicable to sales and depreciation, depletion and amortization.

(2) Includes an after-tax gain of $72 million, or $0.75 per share for the quarter and $0.74 per share for the year, from the sale of NGC's interest in Southern Peru Copper Corporation and an after-tax charge of $15.1 million, or $0.16 per share, for the write-off of the investment and additional reclamation provision of the Ivanhoe exploration property (see Notes 10 and 11).

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES

(3) Includes an after-tax charge of $22 million, or $0.22 per share, for the quarter and $0.23 per share for the year, for the write-off of the investment in the Grassy Mountain property (see Note 10).

(4) Substantially all of the convertible preferred stock was converted into common stock in December 1995 (see Note 8).

(5) Includes a $17.6 million after-tax charge related to environmental obligations associated with former mining activities and an income tax benefit of $16.2 million resulting from the resolution of certain tax issues associated with prior years, with a net effect charge of $0.01 per share.

RATIO OF EARNINGS TO FIXED CHARGES

     The ratio of earnings to fixed charges was 3.6, 1.7, 6.3, 6.5 and 10.3 for the years ended December 31, 1995, 1994, 1993, 1992 and 1991, respectively. The Corporation guarantees certain third party debt which had total interest obligations of $1.4 million, $1 million, $0.8 million, $3.3 million and $4 million for the years ended December 31, 1995, 1994, 1993, 1992 and 1991, respectively. The Corporation has not been required to pay any of these amounts, nor does it expect to have to pay any amounts; therefore, such amounts have not been included in the ratio of earnings to fixed charges.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Newmont's directors will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1996 annual meeting of stockholders and is incorporated herein by reference. Information concerning Newmont's executive officers is set forth under Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning this item will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1996 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning this item will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1996 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning this item will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1996 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

        1. Financial Statements

                                                                              10-K
                                                                              PAGE
                                                                              ----
        Report of Independent Public Accountants............................    28
        Statements of Consolidated Income...................................    29
        Consolidated Balance Sheets.........................................    30
        Statements of Consolidated Changes in Stockholders' Equity..........    31
        Statements of Consolidated Cash Flows...............................    32
        Notes to Consolidated Financial Statements..........................    33
        Consolidated Financial Statements of Minera Yanacocha S.A...........  MY-1

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

4(e)      First Amendment dated November 27, 1990 and Second Amendment dated December 7, 1990
and       to the aforementioned Rights Agreement dated August 30, 1990. Incorporated by
4(f).     reference to Exhibits 2 and 3, respectively, to registrant's Form 8 dated December
          7, 1990.

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

10(i).    Tax Sharing Agreement dated as of January 1, 1994 between registrant and NGC.
          Incorporated by reference to Exhibit 10(i) to registrant's Annual Report on Form
          10-K for the year ended December 31, 1994.

11.       Statement re Computation of Per Share Earnings.

12.       Statement re Computation of Ratio of Earnings to Fixed Charges.

21.       Subsidiaries of registrant. Incorporated by reference to Exhibit 21 to registrant's
          Annual Report on Form 10-K for the year ended December 31, 1993.

23.       Consent of Independent Public Accountants.

24.       Power of Attorney.

27.       Financial Data Schedules.

     (b) Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 1995.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Minera Yanacocha S. A.:

     We have audited the accompanying balance sheets of Minera Yanacocha S. A. (a Peruvian Corporation, the "Company") as of December 31, 1995 and 1994, and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in Peru which are substantially equivalent to those applied in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minera Yanacocha S. A. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles followed in the United States of America.

                                          Countersigned by:

                                          /s/ Marco Antonio Zaldivar
                                          --------------------------------------
                                          Marco Antonio Zaldivar
                                          C.P.C. Register No. 12477

Lima, Peru
January 23, 1996.

                             MINERA YANACOCHA S. A.

                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            AT DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
                                            ASSETS
Current Assets
  Cash and cash equivalents............................................  $ 29,721     $ 22,306
  Restricted funds.....................................................     8,647        2,500
  Trade accounts receivable............................................    15,699        8,571
  Inventories..........................................................    13,084       15,647
  Prepaid taxes and expenses...........................................     4,553        4,657
                                                                         --------     --------
     Total current assets..............................................    71,704       53,681
Property, plant, equipment and mine development, net...................    85,844       66,325
Other assets...........................................................     2,270        2,851
                                                                         --------     --------
          Total assets.................................................  $159,818     $122,857
                                                                         ========     ========
                                         LIABILITIES
Current Liabilities
  Taxes and profit sharing payable.....................................  $ 25,170     $ 11,263
  Trade accounts payable...............................................     6,544        2,726
  Other accrued liabilities............................................     5,120        4,548
  Current portion of long-term debt....................................    13,142        3,781
                                                                         --------     --------
     Total current liabilities.........................................    49,976       22,318
Long-term debt.........................................................    38,799       51,534
Deferred income tax liability..........................................     7,660        6,539
Reclamation liability..................................................     1,876          772
                                                                         --------     --------
     Total liabilities.................................................    98,311       81,163
                                                                         --------     --------
                                     SHAREHOLDERS' EQUITY
Capital stock -- S/1.00 par value; 4,600,104 shares authorized and
  issued...............................................................     2,116        2,116
Additional paid-in capital.............................................       226          226
Legal reserve..........................................................       470          470
Retained earnings......................................................    58,695       38,882
                                                                         --------     --------
     Total shareholders' equity........................................    61,507       41,694
                                                                         --------     --------
          Total liabilities and shareholders' equity...................  $159,818     $122,857
                                                                         ========     ========

        The accompanying notes are an integral part of these statements.

                             MINERA YANACOCHA S. A.

                              STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
Sales and other income
  Sales....................................................  $212,520     $116,607     $ 30,357
  Interest and other.......................................     2,426          663          132
                                                             --------     --------     --------
                                                              214,946      117,270       30,489
                                                             --------     --------     --------
Cost and expenses
  Costs applicable to sales................................   (66,679)     (42,195)     (12,127)
  Exploration costs........................................   (11,391)      (4,051)      (6,276)
  Depreciation and amortization............................   (15,725)      (6,820)      (2,302)
  Interest, net of amounts capitalized and other...........    (5,705)      (5,024)      (4,217)
                                                             --------     --------     --------
                                                              (99,500)     (58,090)     (24,922)
                                                             --------     --------     --------
Pretax income before cumulative effect of change in
  accounting principle.....................................   115,446       59,180        5,567
Income tax.................................................   (34,633)     (17,949)      (1,723)
                                                             --------     --------     --------
Income before cumulative effect of a change in
  accounting principle.....................................    80,813       41,231        3,844
Cumulative effect of a change in accounting principle......        --           --        2,425
                                                             --------     --------     --------
Net income.................................................  $ 80,813     $ 41,231     $  6,269
                                                             ========     ========     ========
Income per common share
  Before cumulative effect of a change in accounting
     principle.............................................  $  17.57     $   8.96     $   0.84
  Cumulative effect of a change in accounting principle....        --           --         0.52
                                                             --------     --------     --------
  Net income per common share..............................  $  17.57     $   8.96     $   1.36
                                                             ========     ========     ========

        The accompanying notes are an integral part of these statements.

                             MINERA YANACOCHA S. A.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                        NUMBER               ADDITIONAL   RETAINED       TOTAL
                                       OF COMMON   CAPITAL    PAID-IN     EARNINGS   SHAREHOLDERS'    LEGAL
                                        SHARES      STOCK     CAPITAL     (DEFICIT)     EQUITY       RESERVE
                                       ---------   -------   ----------   --------   -------------   --------
Balance at December 31, 1992.........     10,100   $    10      $ --        $ --        $ (8,148)    $ (8,138)
  Common stock issued................  4,590,004     2,106       226          --              --        2,332
  Net income.........................         --        --        --          --           6,269        6,269
                                       ---------   -------      ----        ----        --------     --------
Balance at December 31, 1993.........  4,600,104     2,116       226          --          (1,879)         463
  Net income.........................         --        --        --          --          41,231       41,231
  Appropriation of legal reserve.....         --        --        --         470            (470)          --
                                       ---------   -------      ----        ----        --------     --------
Balance at December 31, 1994.........  4,600,104     2,116       226         470          38,882       41,694
  Net income.........................         --        --        --          --          80,813       80,813
  Cash dividends.....................         --        --        --          --         (61,000)     (61,000)
                                       ---------   -------      ----        ----        --------     --------
Balance at December 31, 1995.........  4,600,104   $ 2,116      $226        $470        $ 58,695     $ 61,507
                                       =========   =======      ====        ====        ========     ========

        The accompanying notes are an integral part of these statements.

                             MINERA YANACOCHA S. A.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
OPERATING ACTIVITIES
  Net income...............................................  $ 80,813     $ 41,231     $  6,269
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Deferred income tax...................................     1,121        7,242         (702)
     Depreciation and amortization.........................    15,725        6,820        2,302
     Other.................................................       431           --           --
                                                             --------     --------     --------
                                                               98,090       55,293        7,869
  (Increase) decrease in operating assets:
     Trade accounts receivable.............................    (7,128)      (3,174)      (5,397)
     Inventories...........................................     2,563      (11,229)      (4,418)
     Prepaid taxes and expenses and other assets...........       685         (380)      (7,598)
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued liabilities..............    18,297       12,669        3,341
     Reclamation liability.................................     1,104          609          163
                                                             --------     --------     --------
  Net cash provided by (used in) operating activities......   113,611       53,788       (6,040)
                                                             --------     --------     --------
INVESTING ACTIVITIES
  Additions to property, plant, equipment and mine
     development...........................................   (35,244)     (40,973)     (27,761)
                                                             --------     --------     --------
  Net cash used in investing activities....................   (35,244)     (40,973)     (27,761)
                                                             --------     --------     --------
FINANCING ACTIVITIES
  Proceeds from long-term borrowings.......................        --       24,079       31,235
  Repayments of long-term borrowings.......................    (3,805)          --           --
  Repayments of advances to shareholders...................        --      (20,478)     (26,000)
  Restricted funds.........................................    (6,147)      (1,400)      (1,100)
  Advances from shareholders...............................        --           --       33,833
  Proceeds from issuance of common stock...................        --           --        2,332
  Cash dividends...........................................   (61,000)          --           --
                                                             --------     --------     --------
Net cash provided by (used in) financing activities........   (70,952)       2,201       40,300
                                                             --------     --------     --------
Net increase in cash and cash equivalents..................     7,415       15,016        6,499
Cash and cash equivalents at beginning of year.............    22,306        7,290          791
                                                             --------     --------     --------
Cash and cash equivalents at end of year...................  $ 29,721     $ 22,306     $  7,290
                                                             ========     ========     ========

 The accompanying notes are an integral part of these statements of cash flows.

                             MINERA YANACOCHA S. A.

                       NOTES TO THE FINANCIAL STATEMENTS

1.  BUSINESS ACTIVITY

     Minera Yanacocha S. A. ("Yanacocha") was established on January 14, 1992 and started production activities in August, 1993. Yanacocha is engaged in exploration and exploitation of gold under the mining concessions owned by S.M.R.L. Chaupiloma Dos de Cajamarca ("Chaupiloma").

     In accordance with a mining lease amended effective January 1, 1994, Yanacocha pays Chaupiloma a 3 percent royalty on the monthly production at current prices, after deducting refinery and transport costs. The royalty agreement expires in the year 2012. Prior to 1994, the royalty was calculated at 2 percent.

     During 1995, Yanacocha's operation consisted of two open pit mines, the Carachugo and Maqui Maqui mines located in the Cajamarca district of Peru, from which gold-bearing ores were delivered to separate leach pads for gold recovery using conventional heap leaching cyanidation followed by Merrill-Crowe zinc precipitation and smelting to provide a final dore product. The dore was then shipped offsite for further refining before being sold in the world gold markets.

2.  BASIS OF PRESENTATION

     Up to December 31, 1994 the Peruvian statutory accounting records were kept in Peruvian nuevos soles. Effective January 1, 1995, Yanacocha began maintaining its accounting records in U.S. Dollars, its functional currency, as prescribed in the tax stability agreements signed with the Peruvian Government, explained in Note 8. The accompanying financial statements were prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and are stated in thousands of U.S. Dollars.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following accounting policies were used in preparing the accompanying U.S. GAAP financial statements:

  Cash and cash equivalents

     Cash and cash equivalents consist of cash balances and highly liquid investments with a maturity of three months or less, carried at cost, which approximates market value.

  Inventories

     Precious metals are stated at market value. Ore in process is determined using the first-in, first-out method and is stated at the lower of cost or net realizable value. Materials, supplies and spare parts inventories are stated at average cost.

  Property, plant and equipment

     Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method with the rates indicated in Note 6. Maintenance and minor renewals are charged to expenses as incurred. Significant repairs and modifications which extend the useful life of the existing facilities are capitalized and depreciated.

  Exploration and mine development costs

     Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including the costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized. Such costs are amortized using a units-of-production method over the estimated life of the ore body. Until 1994 these costs were amortized using the straight-line method with an annual rate of 20 percent. The cumulative effect of the

                             MINERA YANACOCHA S. A.

change is immaterial. On-going mine development expenditures to maintain production are generally charged to operations as incurred.

  Interest capitalization

     Interest expense allocable to the costs of constructing new facilities is capitalized until operations commence. Capitalized interest is expensed over the depreciable lives of the assets to which it relates.

  Reclamation and mine closure costs

     Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements and are accrued and charged to the statements of income on a units-of-production basis.

  Debt issuance costs

     Debt issuance costs are deferred and amortized over the term of the related debt.

  Revenue recognition

     Gold sales are recognized in income when dore bars are produced based on prevailing market prices.

  Income tax

     Effective January 1, 1993, Yanacocha adopted Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" ("SFAS 109"). Under the liability method of SFAS 109, Yanacocha recognizes certain temporary differences between the financial reporting basis of Yanacocha's liabilities and assets and the related tax basis of such liabilities and assets.

4.  FOREIGN CURRENCY TRANSACTIONS

     Monetary assets and liabilities of Yanacocha are principally denominated in U.S. Dollars, its functional currency. No significant assets or liabilities are denominated in Peruvian currency.

     A loan from Deutsche Investitions-und Entwicklungsgesellschaft MBH-DEG ("DEG") denoted as the Carachugo loan is denominated in Deutsch Marks. As of December 31, 1995 and 1994 the total amount outstanding was DM 8.1 million (US$5,641) and DM 9.0 million (US$5,815), respectively (see Note 9).

5.  INVENTORIES

                                                                    AT DECEMBER 31,
                                                                 ---------------------
                                                                  1995          1994
                                                                 -------       -------
                                                                    (IN THOUSANDS)
        Precious metals........................................  $ 4,332       $10,693
        Ore in process.........................................    5,373         2,956
        Materials, supplies and spare parts....................    3,379         1,998
                                                                 -------       -------
                                                                 $13,084       $15,647
                                                                 =======       =======

                             MINERA YANACOCHA S. A.

6.  PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

                                                                           AT DECEMBER 31,
                                                   DEPRECIATION OR       --------------------
                                                 AMORTIZATION RATES        1995        1994
                                                 -------------------     --------     -------
                                                                            (IN THOUSANDS)
    Land.......................................          --              $    933     $   236
    Buildings and equipment....................      10% and 20%           99,240      69,781
    Mine development...........................  Units-of production        7,379       2,113
    Construction-in-progress...................          --                 3,136       3,316
                                                                         --------     -------
                                                                          110,688      75,446
    Accumulated depreciation and
      amortization.............................                           (24,844)     (9,121)
                                                                         --------     -------
                                                                         $ 85,844     $66,325
                                                                         ========     =======

     Certain fixed assets of Yanacocha guarantee loans from the International Finance Corporation ("IFC") and DEG (see Note 9).

7.  TAXES AND PROFIT SHARING PAYABLE

                                                                         AT DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Income tax.......................................................  $19,575     $ 8,287
    Profit sharing...................................................    5,595       2,080
    Value added tax..................................................       --         311
    Other............................................................       --         585
                                                                       -------     -------
                                                                       $25,170     $11,263
                                                                       =======     =======

8.  INCOME TAX

     As explained in Note 3, effective January 1, 1993, income tax is accounted for under the provisions of SFAS 109. The cumulative effect of this change in accounting for income tax was to increase Yanacocha's 1993 earnings US$2.4 million or US$0.52 per share.

     Under SFAS 109, Yanacocha accounts for deferred income tax liabilities and deferred income tax assets when temporary differences arise between the financial and the income tax reporting of its liabilities and assets. The measurement of the deferred income tax liabilities and assets is based upon the Peruvian tax rates and tax law provisions as enacted.

     Yanacocha's provision for income tax before the cumulative effect of a change in accounting principle consist of:

                                                               YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                          1995            1994           1993
                                                         -------     --------------     ------
                                                                    (IN THOUSANDS)
    Current............................................  $33,512        $ 10,707        $2,425
    Deferred...........................................    1,121           7,242          (702)
                                                         -------        --------        ------
              Total....................................  $34,633        $ 17,949        $1,723
                                                         =======        ========        ======

                             MINERA YANACOCHA S. A.

     The components of Yanacocha's deferred income tax liabilities are as follows:

                                                                          AT DECEMBER 31,
                                                                         -----------------
                                                                          1995       1994
                                                                         ------     ------
                                                                          (IN THOUSANDS)
    Mine development costs deducted for tax in excess of book
      amortization.....................................................  $7,289     $5,483
    Debt issuance costs deducted for tax in excess of book
      amortization.....................................................     544        686
    Interest deducted for tax and capitalized as fixed assets for book
      purposes.........................................................     269        429
    Start-up costs deducted for tax and capitalized for book
      purposes.........................................................     121        173
    Reclamation liability not deducted in tax return...................    (563)      (232)
                                                                         ------     ------
                                                                         $7,660     $6,539
                                                                         ======     ======

     The income tax returns of 1992 through 1994, prepared in Peruvian nuevos soles, and the income tax return for 1995, prepared in U. S. Dollars, are pending review by the tax authorities. Additional taxes and surcharges from future tax assessments, if any, would be charged to expense in the years in which they are settled.

     Under current regulations, effective January 1994, the equity tax has been eliminated; however, Yanacocha calculates the equity tax on the Carachugo's net equity in accordance with the tax stabilization agreement explained in the next paragraph.

     In May 1994 Yanacocha signed two tax stabilization agreements with the Peruvian Government which guarantee Yanacocha the use of tax rulings of the tax regimes in force at December 31, 1992 for Carachugo and at December 31, 1994 for Maqui Maqui for 15 years from the dates that the agreements become effective. Under such agreements Yanacocha is permitted to keep its accounting records in
U. S. Dollars.

     Effective January 1, 1995 Yanacocha adopted the Carachugo tax stabilization agreement. Yanacocha expects to meet the investment criteria for Maqui Maqui during 1996 and to adopt the tax stabilization provisions of that agreement for Maqui Maqui thereafter.

9.  LONG-TERM DEBT

     Long-term debt consists of loans from the IFC and DEG, to finance the Carachugo and Maqui Maqui projects. The maturities due pursuant to the financing arrangement as of December 31, 1995, are as follows (in thousands):

                                                                              DEG
                                          IFC                         --------------------
                       ------------------------------------------     CARACHUGO     MAQUI
                       A LOAN      B LOAN      C LOAN      D LOAN       LOAN         LOAN       TOTAL
                       -------     -------     -------     ------     ---------     ------     -------
Current portion......  $ 2,400     $ 4,000     $ 2,860     $1,428      $ 1,254      $1,200     $13,142
                       -------     -------     -------     ------      -------      ------     -------
Non-current
  1997...............    2,400       4,000       2,860      1,428        1,254       2,400      14,342
  1998...............    2,400       4,000       2,860      1,428        1,254       2,400      14,342
  1999...............    2,400          --       1,420        716        1,252       2,500       8,288
  2000...............    1,200          --          --         --          627          --       1,827
                       -------     -------     -------     ------      -------      ------     -------
                         8,400       8,000       7,140      3,572        4,387       7,300      38,799
                       -------     -------     -------     ------      -------      ------     -------
Total debt...........  $10,800     $12,000     $10,000     $5,000      $ 5,641      $8,500     $51,941
                       =======     =======     =======     ======      =======      ======     =======

     The Carachugo loan is denominated in Deutsch Marks and translated to US$ at the balance sheet date.

     Interest on the IFC "A loan" (8.275% and 8.4375% at December 31, 1995 and
1994) is calculated at 2 7/8% over the London Interbank Offering Rate ("LIBOR") plus a rate (not to exceed 2 1/2%) based on the amount the average price of gold per ounce is above US$370. When the prior six month average gold price is

                             MINERA YANACOCHA S. A.

between US$370 and US$410 an ounce the interest rate is 2 7/8% over LIBOR plus
 1/8% for each US$10 the gold price is over US$370 per ounce. When the six month average gold price is between US$410 and US$490 per ounce the interest rate is 3 3/8% over LIBOR plus 1/4% for each US$10 the gold price is over US$410 per ounce. The "B loan" interest rate for any interest period (8.525% and 8.5625% at December 31, 1995 and 1994) is an annual rate equal to 3 1/8% over the LIBOR. The "C loan" and "D loan" interest rates for any interest period (8.65% and 8.6875% at December 31, 1995 and 1994) is an annual rate equal to 3 1/4% over LIBOR. Interest on the Carachugo DEG loan is calculated at the fixed annual rate of 9.3% while interest on the Maqui Maqui DEG loan is calculated at LIBOR plus
3 1/2% (8.9% and 8.9375% at December 31, 1995 and 1994). The weighted average interest rates on these obligations was 9.4% and 8.4% during 1995 and 1994, respectively. Interest rates prevailing on similar debt at the balance sheet dates were essentially the same as the interest rates on these debts. Therefore, the fair value of the debt approximates the reported value.

     The following assets secure the loans disbursed by the IFC and DEG:

                                                                                  MAXIMUM
                                                                              GUARANTEE LEVEL
                                                                              ---------------
                                                                              (IN THOUSANDS)
    First mortgages over certain rustic lands and over facilities,
      constructions, machinery and equipment owned by Yanacocha.............      $ 47,000
    First mortgage over mining rights owned by Chaupiloma...................        50,000
    Restricted funds in Barclays Bank PLC...................................         8,647
    First mining pledge over vehicles and equipment owned by Yanacocha......           861
                                                                                  --------
                                                                                  $106,508
                                                                                  ========

     The loan agreements contain certain covenants which limit indebtedness and payment of dividends to shareholders. In addition, Yanacocha must maintain certain financial ratios as provided in the loan agreements. At December 31, 1995 and 1994 Yanacocha is in compliance with the convenants.

     The IFC loan requires Yanacocha to maintain an escrow account representing the next interest and principal installments due. The amounts totaling US$8,647 and US$2,500 as of December 31, 1995 and 1994, respectively, reflects the March 15, 1996 and 1995 interest and principal payments and, accordingly have been reported as restricted funds on the balance sheets.

10.  SHAREHOLDERS' EQUITY

     The capital stock is represented by 4,600,104 common shares with a par value of one Peruvian nuevo sol each, fully subscribed and paid. This amount includes 2,592,159 shares owned by non-Peruvian investors.

     Under current Peruvian regulations, there is no restriction on remittance of dividends or repatriation of foreign investment, except for a creation of a legal reserve discussed in the next paragraph. Furthermore, under current Peruvian regulations, dividend distribution is tax free beginning January 1, 1994. However, dividends paid to a Yanacocha's non-domiciled shareholder who had executed an Investment Agreement with the Peruvian Government is still subject to a 10 percent dividend withholding tax on dividends paid on capital stock issued pursuant to that agreement.

     According to the Peruvian General Law on Corporations, when net income exceeds 7 percent of capital stock in the financial statements prepared following Peruvian GAAP, Yanacocha must create a reserve (the legal reserve) of at least 20 percent of its capital stock by annual appropriations of at least 10 percent of net income. The legal reserve must be used only to offset losses, and can not be distributed as dividends, except in case of the closing of a business activity. As of December 31, 1995 and 1994 Yanacocha has fulfilled this requirement.

                             MINERA YANACOCHA S. A.

11.  RELATED PARTY TRANSACTIONS

     In years prior to 1994, Yanacocha obtained loans from its shareholders amounting to US$46,478 to finance the construction of facilities. These loans and the related accrued interest were repaid in full in 1993 and 1994. Interest on the loans was calculated at an annual rate of 10 percent and amounted to US$1,838 in 1994 and US$4,888 in 1993.

     Management, exploration, mine development, engineering and employment services are provided pursuant to contracts with affiliated companies. The corresponding charges amounted to US$4,617 in 1995, US$3,065 in 1994 and US$1,859 in 1993, and the outstanding account payable amounts to US$1,313 and US$510 at December 31, 1995 and 1994, respectively.

12.  SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash provided by operating activities includes the following cash payments:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1995        1994       1993
                                                              -------     ------     ------
                                                                     (IN THOUSANDS)
    Income tax..............................................  $22,113     $2,377     $  685
    Interest, net of amounts capitalized....................  $ 4,740     $4,665     $4,085

13.  ENVIRONMENT AND NATURAL RESOURCES CODE

     Yanacocha's mining and exploration activities are subject to Legislative Decree 613 published on September 8, 1990 which is regulated by Supreme Decrees N(o)016-93-EM and N(o)059-93-EM dated April 28 and December 10, 1993, respectively. These legal rules govern the protection of the environment. Yanacocha conducts its operations so as to protect the public health and environment and believes it operates in compliance with all applicable legal rulings. Yanacocha accrues for its expected future reclamation and closure liabilities on a units-of-production basis and such liability amounted to US$1,876 and US$772 at December 31, 1995 and 1994, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEWMONT MINING CORPORATION

                                          By     /s/  TIMOTHY J. SCHMITT

                                            ------------------------------------
                                                     Timothy J. Schmitt
                                               Vice President, Secretary and
                                                 Assistant General Counsel

March 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                  SIGNATURE                                TITLE                          DATE
                  ---------                                -----                          ----
                      *                         Director
---------------------------------------------
                J. P. Bolduc


                      *                         Chairman, President and
---------------------------------------------     Chief Executive Officer
              Ronald C. Cambre                    and Director


                      *                         Director
---------------------------------------------
             Joseph P. Flannery


                      *                         Director
---------------------------------------------
             Leo I. Higdon, Jr.


                      *                         Director                            March 29, 1996
---------------------------------------------
              Thomas A. Holmes


                      *                         Director
---------------------------------------------
             Robin A. Plumbridge


                      *                         Director
---------------------------------------------
              Moeen A. Qureshi


                      *                         Director
---------------------------------------------
              Michael K. Reilly


                      *                         Director
---------------------------------------------
          William I. M. Turner, Jr.


                      *                         Senior Vice President and
---------------------------------------------     Chief Financial Officer
               Wayne W. Murdy                     (Principal Financial
                                                  Officer)


                      *                         Vice President and
---------------------------------------------     Controller (Principal
               Gary E. Farmar                     Accounting Officer)


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

         2. Map of location of the Yanacocha Project in Peru -- Page 7 of the Form 10-K.

                           On Page 7 of the form 10-K, the registrant has
                  included a map of the country of Peru showing the geographical location of the Yanacocha project discussed on Page 6 and 7 of the Form 10-K. The map also includes a notation that Minera Yanacocha S.A., the Peruvian corporation which owns the Yanacocha project, is 38% owned by the registrant.

         3. Map of location of the Zarafshan-Newmont Project in Uzbekistan -- Page 8 of the Form 10-K.

                           On Page 8 of the Form 10-K, the registrant has
                  included a map of the Republic of Uzbekistan showing the geographical location of the Zarafshan- Newmont project discussed on Page 8 of the form 10-K. The map also includes notation that the Zarafshan-Newmont joint venture, which owns the project, is 50% owned by the registrant.

         4. Map of locations of the Minahasa Project and the Batu Hijau Project in Indonesia -- Page 10 of the Form 10-K.

                           On Page 10 of the Form 10-K, the registrant has
                  included a map of the Republic of Indonesia showing the geographical location of the Minahasa project and the Batu Hijau project, each of which is discussed on Pages 9 and 10 of the Form 10-K. The map also includes a notation that each of the Indonesian companies that own the Minahasa project and the Batu Hijau project is 80% owned by the registrant

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

4(e).        First Amendment dated November 27, 1990 and Second Amendment dated
and          December 7, 1990 to the aforementioned Rights Agreement dated
4(f).        August 30, 1990.  Incorporated by reference to Exhibits 2 and 3, respectively, to registrant's Form 8 dated December 7, 1990.

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

10(i). Tax Sharing Agreement dated as of January 1, 1994 between registrant and NGC. Incorporated by reference to Exhibit 10(i) to registrant's Annual Report on Form 10- K for the year ended December 31, 1994.

11.          Statement re Computation of Per Share Earnings.

12.          Statement re Computation of Ratio of Earnings to Fixed Charges.

21. Subsidiaries of registrant. Incorporated by reference to Exhibit 21 to registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

23.          Consent of Independent Public Accountants.

24.          Power of Attorney.

27.          Financial Data Schedules.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 1995.