Form 10-Q
period 1996-03-31
NEWMONT MINING CORP
filed 1996-05-06
CIK 71824

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                    or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ------------

Commission File Number:    1-1153
                         ----------

                        NEWMONT MINING CORPORATION
- - ----------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Delaware                              13-1806811
- - ------------------------------   ----------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification No.)
 incorporation or organization)


    1700 Lincoln Street, Denver, Colorado                       80203
- - ------------------------------------------                   ----------
  (Address of principal executive offices)                   (Zip Code)

                                 303-863-7414
            ---------------------------------------------------
           (Registrant's telephone number, including area code)


- - ------------------------------------------------------------------------
   Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.           [X] Yes    [ ] No

There were 99,397,435 shares of common stock outstanding on April 26, 1996.

Exhibit index is on page 17.

There are 21 pages included in this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                NEWMONT MINING CORPORATION AND SUBSIDIARIES
                     Statements of Consolidated Income
                     (In thousands, except per share)
                                (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                  -----------------------
                                                     1996          1995
                                                  ---------     ---------
Sales and other income
  Sales                                           $ 154,705     $ 134,459
  Dividends, interest and other                       7,021        17,282
                                                  ---------     ---------
                                                    161,726       151,741
                                                  ---------     ---------
Costs and expenses
  Costs applicable to sales                          98,098        83,184
  Depreciation, depletion and amortization           28,487        24,720
  Exploration and research                           10,351         8,452
  General and administrative                         11,831        11,902
  Interest, net of capitalized interest
    of $2,125 in 1996 and $2,810 in 1995              9,957         8,716
  Other                                               3,729         2,041
                                                  ---------     ---------
                                                    162,453       139,015
                                                  ---------     ---------

Equity in income of affiliated companies             11,532         6,145
                                                  ---------     ---------

Pre-tax income                                       10,805        18,871

Income tax benefit (provision)                          983        (1,873)

Minority interest in income of Newmont Gold
  Company                                            (1,117)       (1,405)
                                                  ---------     ---------

Net income                                           10,671        15,593

Preferred stock dividends                              -           (3,953)
                                                  ---------     ---------
Net income applicable to common shares            $  10,671     $  11,640
                                                  =========     =========
Net income per common share                       $    0.11     $    0.14
                                                  =========     =========
Weighted average number of shares of common
  stock and common stock equivalents outstanding     98,466        86,149

Cash dividends declared per common share          $    0.12     $    0.12

                NEWMONT MINING CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              (In thousands)
                                (Unaudited)

                                                 March 31,    December 31,
                                                   1996           1995
                                               ------------   ------------
Assets
  Cash and cash equivalents                    $  241,563     $    59,142
  Short-term investments                           12,020          11,820
  Accounts receivable                              27,343          24,458
  Inventories                                     193,586         173,984
  Other current assets                             29,297          20,128
                                               ----------      ----------
     Current assets                               503,809         289,532

  Property, plant and mine development, net     1,294,266       1,255,278
  Other long-term assets                          233,064         228,960
                                               ----------      ----------

          Total assets                         $2,031,139      $1,773,770
                                               ==========      ==========
Liabilities
  Short-term debt                              $   33,774      $   29,179
  Current portion of long-term debt                14,000           4,375
  Accounts payable                                 38,117          38,570
  Other accrued liabilities                       112,177         122,312
                                               ----------      ----------
     Current liabilities                          198,068         194,436

  Long-term debt                                  594,634         604,259
  Reclamation and remediation liabilities          65,219          64,795
Other long-term liabilities                        86,473          85,352
                                               ----------      ----------
          Total liabilities                       944,394         948,842
                                               ----------      ----------
Minority interest in Newmont Gold Company         102,968          81,981
                                               ----------      ----------
Contingencies

Stockholders' Equity
  Common stock                                    159,007         150,738
  Capital in excess of par value                  562,886         308,566
  Retained earnings                               261,884         283,643
                                               ----------      ----------
           Total stockholders' equity             983,777         742,947
                                               ----------      ----------
          Total liabilities and
            stockholders' equity               $2,031,139      $1,773,770
                                               ==========      ==========

                NEWMONT MINING CORPORATION AND SUBSIDIARIES
                   Statements of Consolidated Cash Flows
                              (In thousands)
                                (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                    ---------------------
                                                       1996        1995
                                                    ---------   ---------
Operating activities
  Net income                                        $  10,671   $  15,593
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization         28,487      24,720
      Minority interest, net of dividends                (131)        158
      Distributions in excess of (less than)
        earnings of affiliates                           (140)      2,276
      Deferred taxes                                      (22)     (1,151)
                                                    ---------   ---------
                                                       38,865      41,596
      (Increase) decrease in operating assets:
        Accounts receivable                            (2,561)     13,510
        Inventories                                   (18,380)     (6,698)
        Other assets                                  (12,207)      6,015
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses          (4,691)      6,634
        Other liabilities                               1,544      (7,503)
      Other operating                                      96         991
                                                    ---------   ---------
Net cash provided by operating activities               2,666      54,545
                                                    ---------   ---------
Investing activities
  Additions to property, plant and mine
    development                                       (73,215)    (70,673)
  Investment in joint venture                          (2,735)    (11,941)
  Other                                                 1,531      (7,842)
                                                    ---------   ---------
Net cash used in investing activities                 (74,419)    (90,456)
                                                    ---------   ---------
Financing activities
  Proceeds from short-term borrowings                   4,595        -
  Proceeds from issuance of common stock              261,492         149
  Dividends paid on common stock                      (11,913)    (10,329)
  Dividends paid on preferred stock                      -         (3,953)
  Debt issuance costs                                    -            (75)
                                                    ---------   ---------
Net cash provided by (used in) financing
  activities                                          254,174     (14,208)
                                                    ---------   ---------
Net increase (decrease) in cash and cash
  equivalents                                         182,421     (50,119)
Cash and cash equivalents at beginning of period       59,142     160,637
                                                    ---------   ---------
Cash and cash equivalents at end of period          $ 241,563   $ 110,518
                                                    =========   =========

                NEWMONT MINING CORPORATION AND SUBSIDIARIES
                   Statements of Consolidated Cash Flows
                              (In thousands)
                                (Unaudited)

                                                     Three Months Ended
                                                           March 31,
                                                    --------------------
                                                       1996       1995
                                                    ---------   --------

Supplemental information:
  Interest paid, net of amounts capitalized of
    $2,125 in 1996 and $2,810 in 1995               $  13,767   $    414
  Income taxes (paid) refunded                      $  (2,000)  $  4,000


                NEWMONT MINING CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                                (Unaudited)


(1)  Basis of Preparation of Financial Statements

     These unaudited interim consolidated financial statements of Newmont Mining Corporation ("NMC") and its subsidiaries (collectively, the "Corporation") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, so long as the statements are not misleading.

     In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim financial statements should be read in conjunction with the annual financial statements of the Corporation included in its 1995 Annual Report on Form 10-K.

     All of the Corporation's operations are held through Newmont Gold Company ("NGC"), which is approximately 91% owned by NMC.

     Certain prior year amounts have been reclassified to conform with the current year presentation.


(2)  Inventories

                                       At March 31,   At December 31,
                                           1996             1995
                                       -------------  --------------
                                             (In thousands)
     Current:
       Ore and in-process inventories     $112,210       $101,684
       Precious metals                      35,458         29,691
       Materials and supplies               43,990         40,651
       Other                                 1,928          1,958
                                          --------       --------
                                          $193,586       $173,984
                                          ========       ========
     Non-current:
       Ore in stockpiles (included
         in other long-term assets)       $ 55,098       $ 53,167
                                          ========       ========

(3)  Investment in Minera Yanacocha

     Included in other long-term assets is NGC's 38% equity investment in Minera Yanacocha, S.A. ("Minera Yanacocha"), a Peruvian entity. Summarized financial information of Minera Yanacocha is as follows:

                                          Three Months Ended March 31,
                                          ----------------------------
                                              1996           1995
                                            ---------      --------
                                                (In thousands)

     Sales                                  $ 71,600      $ 46,200
     Costs applicable to sales and
       depreciation, depletion &
       amortization                         $ 27,700      $ 18,600
     Exploration                            $  1,800      $  2,300
     Other, including Peruvian income
       tax provision                        $ 13,400      $  8,200
     Net income                             $ 28,700      $ 17,100



                                          At March 31,   At December 31,
                                              1996            1995
                                          -----------    --------------
                                                (In thousands)

     Current assets                         $ 73,700      $ 71,700
     Non-current assets                       85,500        88,100
                                            --------      --------
          Total assets                      $159,200      $159,800
                                            ========      ========

     Current liabilities                    $ 56,400      $ 50,000
     Non-current liabilities                  42,600        48,300
                                            --------      --------
          Total liabilities                 $ 99,000      $ 98,300
                                            ========      ========


     In September 1994, an affiliate of Bureau de Recherches Geologiques et Minieres, the geological and mining bureau of the French government ("BRGM"), announced its intention to transfer its 24.7% interest in Minera Yanacocha to another entity. NGC and Compania de Minas Buenaventura, S.A. ("Buenaventura"), 38.0% and 32.3% owners of Minera Yanacocha, respectively, filed suit in Peru to seek enforcement of a provision in the bylaws of Minera Yanacocha, giving shareholders preemptive rights on the sale or transfer of any shareholder's interest. In February 1995, an appellate court in Peru issued a preliminary ruling in favor of NGC and Buenaventura, both of whom elected to exercise their preemptive rights to acquire their proportionate share of the 24.7% interest.

In accordance with the court ruling, Minera Yanacocha canceled the BRGM shares and issued shares representing interests in Minera Yanacocha of 13.35% to NGC and 11.35% to Buenaventura. NGC deposited $48.6 million, together with the additional shares, with a Peruvian bank pending the final resolution of the case. NGC borrowed the $48.6 million from the same Peruvian bank with the right of setoff against the deposit, and accordingly, these amounts have been netted. The trial is presently scheduled to take place in May 1996. Part of the final resolution of the case, if resolved in NGC's favor, will determine how much NGC must pay for the interest, which may be more or less than the amount deposited. NGC intends to fund the purchase of the additional interest with its available cash or borrowings under credit facilities. As a result of the preliminary ruling of the court and NGC's exercise of its preemptive right, NGC currently owns 51.35% of Minera Yanacocha. This additional interest of 13.35% will not be reflected in the Corporation's financial statements until a final determination is made by the Peruvian courts.


(4)  Stockholders' Equity

     In January 1996, NMC issued 4.65 million shares of common stock for $51.87 per share under an existing shelf registration statement filed with the Securities and Exchange Commission. Proceeds of the issue netted $241.3 million which were used to purchase an equal number of shares of common stock of NGC directly from NGC.


(5)  Contingencies

Environmental Obligations

     Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements. Such costs are accrued and charged over the expected operating lives of the Corporation's mines using a unit-of-production method. At March 31, 1996 and December 31, 1995, $19.2 million and $19.0 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

     In addition, the Corporation is involved in several matters concerning environmental obligations associated with former mining activities. Based upon the Corporation's best estimate of its liability for these matters, $56.0 million and $55.8 million were accrued for such liabilities at March 31, 1996 and December 31, 1995, respectively. These amounts are included in other current liabilities and reclamation liabilities. Depending upon the ultimate resolution of these matters, the Corporation believes that it is reasonably possible that the liability for these matters could be as much as 100% greater or 5% lower than the amount accrued at March 31, 1996.

     A discussion of the environmental obligations associated with former mining activities as of March 31, 1996 follows.


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

Resurrection Mining Company ("Resurrection") - 100% owned by NGC

     In 1983, the State of Colorado filed a lawsuit under the Superfund Act which involves a Resurrection Mining Company and ASARCO Incorporated ("ASARCO") joint venture mining operation near Leadville, Colorado. This action was subsequently consolidated with a lawsuit filed by the U.S. Environmental Protection Agency ("EPA") in 1986, with the EPA taking the lead role. The proceedings seek to compel the defendants to remediate the impacts of pre-existing, historic mining activities that date back to the late 1800's which the government agencies claim are causing substantial environmental problems in the area. The lawsuits have named the Corporation, Resurrection, the joint venture and ASARCO as defendants in the proceedings. The EPA is also proceeding against other companies with interests in the area.

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

     The parties have entered into a consent decree with respect to Phase II which apportions liabilities and responsibilities for the site among the various parties. The EPA has approved remedial actions for selected components of Resurrection's portion of the site, which were initiated in 1995. However, the determination of the final remedy for the site has not been completed by the EPA. Accordingly, the Corporation cannot yet determine the full extent or cost of its share of the remedial action which will be required under Phase II. The government agencies may also seek to recover for damages to natural resources.

     Although the actual amount of Resurrection's and the Corporation's share of such costs for Phase I and Phase II cannot be presently determined, the Corporation's best estimate of its potential exposure for these costs is included in the accrued liability for environmental matters, as previously discussed.

Dawn Mining Company ("Dawn") - 51% owned by NGC

     Dawn leased a currently inactive open-pit uranium mine on the Spokane Indian Reservation in the State of Washington. The mine is subject to regulation by agencies of the U.S. Department of Interior, the Bureau of Indian Affairs and the Bureau of Land Management, as well as the EPA. Dawn also owns a nearby uranium millsite facility.

     In 1991, Dawn's lease was terminated. As a result, Dawn was required to file a formal mine reclamation plan. The Department of Interior has commenced an Environmental Impact Study to analyze Dawn's proposed plan and to consider alternate reclamation plans for the mine. Dawn cannot predict at this time what type of mine reclamation plan may be selected by the Department of Interior. Dawn does not have sufficient funds to pay for the reclamation plan it proposed, for any alternate plan, or for the closure of its mill. The Corporation's best estimate for the future costs related to these matters is included in the accrued liability for environmental matters, as previously discussed.

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

State of Nevada Sales Tax Claim

     During 1995, an agency of the State of Nevada Department of Taxation filed an assessment claiming sales tax due relating to the sale-leaseback of the Corporation's Carlin refractory ore treatment plant. This assessment, including interest, totaled approximately $30.0 million. The Corporation filed a Petition for Redetermination and a hearing was held by the agency that issued the assessment in October 1995. The hearing officer reaffirmed the agency's determination. The Corporation appealed this determination to the State Tax Commission and the Commission ruled in the Corporation's favor on May 2, 1996.

Batu Hijau Contract of Work

     In March 1996, the Indonesian government granted an extension of the feasibility study period under the Batu Hijau Contract of Work, which is between the Republic of Indonesia and an 80% subsidiary of NGC, to June 1, 1996 (See Note 14 to the Corporation's December 31, 1995 financial statements). In addition, the Indonesian government stated that construction activities are to commence by August 2, 1996.


(6)  Supplementary Data

     The ratio of earnings to fixed charges for the quarter ended March 31, 1996 was 1.73. The Corporation guarantees certain third party debt which had total interest obligations of $0.6 million for the quarter ended March 31, 1996. The Corporation has not been required to pay any interest on these obligations in the past, nor does it expect to have to pay any amounts with respect to such debt in the future. Therefore, such amounts have not been included in the ratio of earnings to fixed charges.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

     The following discussion summarizes the results of operations of Newmont Mining Corporation ("NMC") and its subsidiaries (collectively, the "Corporation") for the quarters ended March 31, 1996 and 1995 and changes in its financial condition from December 31, 1995. NMC's principal subsidiary is Newmont Gold Company ("NGC"), which is approximately 91% owned by NMC, and which holds all of the operating assets of the Corporation. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Corporation's 1995 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     The Corporation earned $10.7 million, or $0.11 per share, in the first quarter of 1996 compared with $15.6 million, or $0.14 per share, in the first quarter of 1995. This decrease was primarily attributable to $11.8 million of business interruption insurance proceeds recognized in the 1995 quarter compared with only $3.1 million recognized in the 1996 quarter, as discussed below. NGC's total equity production rose to 452,700 ounces in the first quarter of 1996 from 401,200 ounces in the first quarter of 1995 at a weighted average cash cost of production per ounce for the same periods of $230 and $219, respectively.

     During the first quarter of 1996, consolidated gold sales (excluding NGC's equity interest in Minera Yanacocha's production) were 385,000 ounces at an average price of $402 per ounce compared to 354,900 ounces at an average price of $379 per ounce in the first quarter of 1995. The 30,100 ounce increase in production contributed $11.4 million to the increase in sales revenue, while the $23 increase in the average per ounce gold price resulted in $8.8 million of the increase. The higher production in the 1996 quarter was primarily due to NGC's share of production at Zarafshan-Newmont of 25,700 ounces. Zarafshan-Newmont commenced operations in the latter half of 1995. The Corporation expects Zarafshan-Newmont to produce in excess of 300,000 ounces in 1996, with 50% attributable to NGC's interest. The Carlin operation also showed a slight increase in production in the 1996 quarter to 359,300 ounces from 354,900 in the year ago quarter primarily due to the mining of high grade underground ore and increased throughput at the refractory ore treatment plant partially offset by lower production at the lower grade oxide mining and milling operations. Although the refractory ore treatment plant's performance improved significantly from a year ago, certain operating issues prevented this facility from performing at optimal levels in the 1996 quarter. The Corporation expects to achieve steadily increasing performance rates at this facility over the remainder of the year. The Corporation expects Carlin production in 1996 to approximate 1995's production of 1.6 million ounces. In addition, the Minahasa project in Indonesia will commence commercial operations in mid-1996 and is expected to contribute approximately 90,000 ounces in 1996.

     During the first quarter of 1996, NGC's equity income from its 38% interest in Minera Yanacocha increased to $10.9 million from $7.1 million in the 1995 first quarter. Minera Yanacocha produced 178,200 ounces, or 67,700 ounces attributable to NGC's interest, in the 1996 first quarter at total cash costs of $114 per ounce. This compares to 121,900 ounces, or 46,300 ounces attributable to NGC's interest, in the 1995 first quarter at total cash costs of $123 per ounce. The increase in production is primarily due to a third mine coming into production in early 1996, and the processing of higher grade ore in the 1996 quarter. Production in 1996 is expected to approximate 700,000 ounces, or 266,000 ounces attributable to NGC's share.

     Costs applicable to sales increased $14.9 million in the first quarter of 1996 compared to the same period in 1995. Of this amount $5.8 million relates to NGC's share of costs attributable to Zarafshan-Newmont. On a per ounce of gold sold basis, costs applicable to sales were higher in the first quarter of 1996 compared to the first quarter of 1995. The following table summarizes the significant components of these costs per ounce of gold sold (in the 1995 first quarter there was only Carlin production):

                                        Three Months Ended March 31,
                                ------------------------------------------
                                                1996
                                ----------------------------------
                                         Zarafshan-
                                Carlin     Newmont    Consolidated   1995
                                ------   ----------   ------------  ------


Cash operating costs             $225       $223         $225        $192
Royalties                          28         -            26          36
Other cash costs                    2         -             2           5
                                 ----       ----         ----        ----
     Total cash costs             255        223          253         233

Other                               2          1            2           1
                                 ----       ----         ----        ----
    Total costs applicable
       to sales                  $257       $224         $255        $234
                                 ====       ====         ====        ====


The increase in cash operating costs at Carlin on a per ounce of gold sold basis in the 1996 quarter was the result of higher mining costs associated with underground mining and higher milling costs associated with the refractory ore treatment plant, which did not operate at optimal capacity due to repairs and maintenance. Per ounce costs are expected to decline over the balance of the year due to higher throughput at the refractory ore treatment plant, increased mining of higher grade underground ore and a gradual increase in Zarafshan-Newmont's lower-cost production.

     Royalty costs per ounce decreased due to lower production of royalty-burdened ore in 1996 compared to 1995 at the Carlin operations. For the year, royalty costs per ounce are expected to remain below 1995 amounts.

     In addition to expensed production costs, during the 1996 first quarter the Corporation capitalized $21.7 million of mining costs associated with deposits having diverse grade and waste-to-ore ratios, the largest being the Post deposit on the Carlin Trend. This compares to $8.4 million in the 1995 first quarter. The increase is attributable to more tons mined at deposits with these characteristics in the 1996 quarter compared to the 1995 quarter.

     Depreciation, depletion and amortization increased $3.8 million in the 1996 quarter compared to the 1995 quarter primarily due to depreciation related to the facilities at Zarafshan-Newmont which were not in service during the first quarter of 1995.

     First quarter 1996 exploration expense increased $1.9 million compared to the 1995 quarter primarily due to increased exploration in Southeast Asia and pre-feasibility activity on a joint venture property in Carlin in which NGC has a 60% interest.

     The difference in general and administrative expenses between the 1996 and 1995 first quarters is not significant.

     Net interest expense increased $1.2 million in the 1996 quarter compared with the 1995 quarter. Interest expense increased from $11.5 million in the 1995 quarter to $12.1 million in the 1996 quarter primarily due to increased debt levels at the Zarafshan-Newmont operations and additional short-term borrowings. In addition, capitalized interest decreased from $2.8 million in the 1995 quarter to $2.1 million in the 1996 quarter due to the start-up of the Zarafshan-Newmont operations, upon which interest was capitalized in the 1995 quarter, which was partially offset by an increase in capitalized interest related to development of the Minahasa project in Indonesia.

     Dividends, interest and other income includes $3.1 million and $11.8 million for business interruption insurance recorded in the 1996 and 1995 quarters, respectively, for the start-up problems with the Carlin refractory ore treatment plant, as previously discussed. The business interruption claim was settled in the first quarter of 1996 and no further income related to this claim is expected to be recognized. The 1995 quarter also includes $2.9 million of dividends from NGC's former investment in Southern Peru Copper Corporation.

     Both years' effective tax rates are very sensitive to the estimated amount of annual percentage depletion since it is such a high proportion of estimated pre-tax financial income for each year. Other differences between the 9% benefit in the 1996 quarter and 10% provision in the 1995 quarter are not considered significant.

LIQUIDITY AND CAPITAL RESOURCES

     A portion of the $241.3 million of proceeds received from the issuance of common stock, as discussed in Note 4, were used to fund $73.2 million of capital expenditures. Of this amount, approximately $47.6 million was spent on projects at the Carlin operations including capitalized mining costs, underground development and improvements to the refractory ore treatment plant. In addition, $14.9 million and $7.2 million was spent in Indonesia for mine site development on the Minahasa project and development plans on the Batu Hijau project, respectively.

     Cash flow provided by operating activities in the first quarter of 1996 was impacted by the usage of cash to increase inventory levels at the Zarafshan-Newmont and Carlin operations and to prepay certain taxes.

     Cash requirements during 1996 are expected to exceed operating cash flow. The proceeds received from the issuance of common stock during January 1996 are more than sufficient to fund NGC's 1996 activities.

     In March 1996 the Corporation and Sumitomo Corporation of Tokyo ("Sumitomo") signed an agreement in principle to jointly develop and operate the Batu Hijau project, a large copper/gold deposit in Indonesia. Under the terms of the agreement, the Corporation will retain a 45% interest in the project and Sumitomo will have a 35% interest. The remaining 20% is held by an Indonesian company. The arrangement is subject to completion of a definitive joint venture agreement and approval by both companies' boards of directors and appropriate consultation with the Indonesian government. Capital costs are expected to be approximately $1.5 billion. Through March 31, 1996, the Corporation had invested approximately $68.7 million in exploring and developing Batu Hijau. Upon execution of the joint venture agreement, Sumitomo will make an initial investment in the project equal to its pro rata share of the Corporation's investment in Batu Hijau through closing. Sumitomo will make an additional payment to the project of approximately $100 million which will be applied toward the Corporation's share of future development and construction costs as well as Sumitomo's pro rata equity share. Sumitomo will also provide or arrange for 60% of the project's financing requirements up to $800 million.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     11 - Statement re Computation of Per Share Earnings.
     12 - Statement re Computation of Ratio of Earnings to Fixed Charges. 27 - Financial Data Schedule.

(b)  Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter ended March 31, 1996.

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 NEWMONT MINING CORPORATION
                                 (Registrant)





Date:  May 3, 1996               /s/  WAYNE W. MURDY
                                 --------------------------------
                                 Wayne W. Murdy
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer)




Date:  May 3, 1996               /s/  GARY E. FARMAR
                                 --------------------------------
                                 Gary E. Farmar
                                 Vice President and Controller
                                 (Principal Accounting Officer)

                               EXHIBIT INDEX

                                                                       Page
                                                                       ----

Exhibit 11   - Statement re Computation of Per Share Earnings.          18-19

Exhibit 12   - Statement re Computation of Ratio of Earnings           20
               to Fixed Charges.

Exhibit 27  - Financial Data Schedule.                                 21
