Form 10-Q
period 1996-06-30
NEWMONT MINING CORP
filed 1996-08-07
CIK 71824

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                    or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ------------

Commission File Number:    1-1153
                         ----------

                        NEWMONT MINING CORPORATION
- --------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Delaware                              13-1806811
- -------------------------------   ----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)


    1700 Lincoln Street, Denver, Colorado                   80203
- ------------------------------------------               ----------
  (Address of principal executive offices)               (Zip Code)

                                 303-863-7414
            ---------------------------------------------------
            (Registrant's telephone number, including area code)


- --------------------------------------------------------------------
Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        [X] Yes    [ ] No

There were 99,495,713 shares of common stock outstanding on July 26, 1996.

Exhibit index is on page 18.

There are 21 pages included in this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           NEWMONT MINING CORPORATION AND SUBSIDIARIES
                Statements of Consolidated Income
                 (In thousands, except per share)
                             (Unaudited)

                                               Three Months Ended
                                                    June 30,
                                             -----------------------
                                                1996          1995
                                             ---------     ---------
Sales and other income
  Sales                                      $ 181,216     $ 145,061
  Dividends, interest and other                  6,240        14,641
  Gain on disposition of investment               -          113,188
                                             ---------     ---------
                                               187,456       272,890
                                             ---------     ---------
Costs and expenses
  Costs applicable to sales                    113,399        89,653
  Depreciation, depletion and amortization      29,569        23,807
  Exploration and research                      12,548        13,712
  General and administrative                    11,981        11,776
  Interest, net of capitalized interest
    of $2,106 in 1996 and $3,268 in 1995        10,310         8,730
  Other                                          3,324        24,582
                                             ---------     ---------
                                               181,131       172,260
                                             ---------     ---------
Equity in income of affiliated companies        11,045         7,787
                                             ---------     ---------

Pretax income                                   17,370       108,417

Income tax benefit (provision)                   4,201       (32,961)
Minority interest in income of Newmont
  Gold Company                                   2,042         7,696
                                             ---------     ---------
Net income                                      19,529        67,760

Preferred stock dividends                         -            3,953
                                             ---------     ---------
Net income applicable to common shares       $  19,529     $  63,807
                                             =========     =========

Net income per common share                  $    0.20     $    0.74
                                             =========     =========
Weighted average number of shares of
  common stock and common stock
  equivalents outstanding                       99,869        86,347

Cash dividends declared per common share     $    0.12     $    0.12

             NEWMONT MINING CORPORATION AND SUBSIDIARIES
                  Statements of Consolidated Income
                   (In thousands, except per share)
                              (Unaudited)

                                                 Six Months Ended
                                                     June 30,
                                             ----------------------
                                                1996         1995
                                             ---------    ---------
Sales and other income
  Sales                                      $ 335,921    $ 279,520
  Dividends, interest and other                 13,261       31,923
  Gain on disposition of investment               -         113,188
                                             ---------    ---------
                                               349,182      424,631
                                             ---------    ---------
Costs and expenses
  Costs applicable to sales                    211,497      172,838
  Depreciation, depletion and amortization      58,056       48,526
  Exploration and research                      22,899       22,164
  General and administrative                    23,812       23,677
  Interest, net of capitalized interest
    of $4,231 in 1996 and $6,077 in 1995        20,267       17,446
  Other                                          7,053       26,624
                                             ---------    ---------
                                               343,584      311,275
                                             ---------    ---------

Equity in income of affiliated companies        22,577       13,932
                                             ---------    ---------

Pretax income                                   28,175      127,288

Income tax benefit (provision)                   5,184      (34,834)
Minority interest in income of Newmont
  Gold Company                                   3,159        9,101
                                             ---------    ---------
Net income                                      30,200       83,353

Preferred stock dividend                          -           7,906
                                             ---------    ---------
Net income applicable to common shares       $  30,200    $  75,447
                                             =========    =========

Net income per common share                  $    0.31    $    0.88
                                             =========    =========
Weighted average number of shares of
  common stock and common stock
  equivalents outstanding                       99,049       86,243

Cash dividends declared per common share     $    0.24    $    0.24

             NEWMONT MINING CORPORATION AND SUBSIDIARIES
                      Consolidated Balance Sheets
                   (In thousands, except per share)
                              (Unaudited)

                                               June 30,    December 31,
                                                 1996          1995
                                             ----------    ------------
Assets
  Cash and cash equivalents                  $  214,735     $   59,142
  Short-term investments                         11,216         11,820
  Accounts receivable                            25,500         24,458
  Inventories                                   193,173        173,984
  Other                                          45,977         20,128
                                             ----------     ----------
     Current assets                             490,601        289,532

  Property, plant and mine development,
    net                                       1,324,214      1,255,278
  Other long-term assets                        244,829        228,960
                                             ----------     ----------

          Total assets                       $2,059,644     $1,773,770
                                             ==========     ==========
Liabilities
  Short-term debt                            $   37,111     $   29,179
  Current portion of long-term debt              14,000          4,375
  Accounts payable                               39,516         38,570
  Other accrued liabilities                     121,144        122,312
                                             ----------     ----------
     Current liabilities                        211,771        194,436

  Long-term debt                                594,634        604,259
  Reclamation and remediation liabilities        65,741         64,795
  Other long-term liabilities                    86,556         85,352
                                             ----------     ----------
          Total liabilities                     958,702        948,842
                                             ----------     ----------
Minority interest in Newmont Gold Company       104,266         81,981
                                             ----------     ----------
Contingencies

Stockholders' Equity
  Common stock                                  159,193        150,738
  Capital in excess of par value                568,043        308,566
  Retained earnings                             269,440        283,643
                                             ----------     ----------
          Total stockholders' equity            996,676        742,947
                                             ----------     ----------
          Total liabilities and
            stockholders' equity             $2,059,644     $1,773,770
                                             ==========     ==========

          NEWMONT MINING CORPORATION AND SUBSIDIARIES
              Statements of Consolidated Cash Flows
                         (In thousands)
                           (Unaudited)

                                                      Six Months Ended
                                                           June 30,
                                                    --------------------
                                                       1996       1995
                                                    ---------  ---------
Operating activities:
  Net income                                        $  30,200  $  83,353
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization         58,056     48,526
      Minority interest, net of dividends                 662      6,606
      Undistributed earnings of affiliates             (1,092)    (1,469)
      Deferred taxes                                   (1,494)     4,755
      Gain on investment                                 -      (113,188)
      Write-off of exploration property                  -        18,783
      Other                                              -         1,287
                                                    ---------   --------
                                                       86,332     48,653
      (Increase) decrease in operating assets:
        Accounts receivable                            (2,507)    11,580
        Inventories                                   (30,587)   (24,556)
        Other assets                                  (22,337)     7,956
      Increase in operating liabilities:
        Accounts payable and accrued expenses          12,106     19,925
        Accrued income taxes                            2,150     18,085
      Other operating                                   1,419     (3,882)
                                                    ---------  ---------
Net cash provided by operating activities              46,576     77,761
                                                    ---------  ---------
Investing activities:
  Additions to property, plant and mine
    development                                      (140,290)  (155,253)
  Non-capital investment in joint venture              (3,218)   (19,273)
  Proceeds from sale of investment                       -       116,354
  Other                                                 1,511     (6,001)
                                                    ---------  ---------
Net cash used in investing activities                (141,997)   (64,173)
                                                    ---------  ---------
Financing activities:
  Proceeds from short-term borrowings                   7,932       -
  Proceeds from long-term borrowings                     -        15,000
  Proceeds from issuance of common stock              266,932      3,094
  Dividends paid on common stock                      (23,850)   (20,668)
  Dividends paid on preferred stock                      -        (7,906)
  Debt issuance costs                                    -           (80)
                                                    ---------  ---------
Net cash provided by (used in) financing
  activities                                          251,014    (10,560)
                                                    ---------  ---------

          NEWMONT MINING CORPORATION AND SUBSIDIARIES
              Statements of Consolidated Cash Flows
                         (In thousands)
                           (Unaudited)

                                                      Six Months Ended
                                                           June 30,
                                                    --------------------
                                                       1996       1995
                                                    ---------  ---------

Net increase in cash and cash equivalents             155,593      3,028
Cash and cash equivalents at beginning of period       59,142    160,637
                                                    ---------  ---------
Cash and cash equivalents at end of period          $ 214,735  $ 163,665
                                                    =========  =========

Supplemental information:
  Interest paid, net of amounts capitalized of
    $4,231 in 1996 and $6,077 in 1995               $  18,226  $   5,329
  Income taxes paid                                 $   2,000  $   1,185


          NEWMONT MINING CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
                          (Unaudited)


(1)  Basis of Preparation of Financial Statements

     These unaudited interim financial statements of Newmont Mining Corporation ("NMC") and subsidiaries (collectively, the "Corporation") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, so long as the statements are not misleading.

      In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature except that included in the quarter and six months ended June 30, 1995 are a write-down of the carrying value of an exploration property for $18.8 million and an additional provision for reclamation on such property of $4.5 million. These interim financial statements should be read in conjunction with the annual financial statements of the Corporation included in its 1995 Annual Report on Form 10-K.

     All of the Corporation's operations are held through Newmont Gold Company ("NGC"), which is approximately 91% owned by NMC.

     Certain prior year amounts have been reclassified to conform with the current year presentation.


(2)  Inventories

                                         June 30,    December 31,
                                           1996           1995
                                        ---------    -----------
                                             (In thousands)
     Current:
       Ore and in-process               $106,815      $101,684
       Precious metals                    38,095        29,691
       Materials and supplies             46,364        40,651
       Other                               1,899         1,958
                                        --------      --------
                                        $193,173      $173,984
                                        ========      ========
     Non-current:
       Ore in stockpiles (included
         in other assets)               $ 67,028      $ 53,167
                                        ========      ========

(3)  Investment in Minera Yanacocha

     Included in other long-term assets is NGC's 38% equity investment in Minera Yanacocha, S.A. ("Minera Yanacocha"), a Peruvian entity. Summarized financial information of Minera Yanacocha is as follows:

                              Three Months Ended    Six Months Ended
                                   June 30,              June 30,
                              ------------------   -------------------
                                1996      1995       1996       1995
                              --------  --------   --------   --------
                                          (In thousands)
Sales                         $ 83,097  $ 51,150   $154,676   $ 97,305
Costs applicable to sales
  and depreciation, depletion
  and amortization            $ 29,430  $ 17,244   $ 57,145   $ 35,826
Exploration                   $  6,385  $  3,123   $  8,133   $  5,389
Other, including Peruvian
  income tax provision        $ 15,112  $ 10,357   $ 28,568   $ 18,580
Net income                    $ 32,170  $ 20,426   $ 60,830   $ 37,510

                                   At June 30,      At December 31,
                                       1996              1995
                                   -----------      ---------------
                                          (In thousands)
Current assets                      $ 70,209           $ 71,705
Non-current assets                    85,793             88,114
                                    --------           --------
     Total assets                   $156,002           $159,819
                                    ========           ========
Current liabilities                 $ 46,254          $ 49,977
Non-current liabilities               42,407            48,335
                                    --------          --------
     Total liabilities              $ 88,661          $ 98,312
                                    ========          ========

     In September 1994, an affiliate of Bureau de Recherches Geologiques et Minieres, the geological and mining bureau of the French government ("BRGM"), announced its intention to transfer its 24.7% interest in Minera Yanacocha to another entity. NGC and Compania de Minas Buenaventura, S.A. ("Buenaventura"), 38.0% and 32.3% owners of Minera Yanacocha, respectively, filed suit in Peru to seek enforcement of a provision in the bylaws of Minera Yanacocha, giving shareholders preemptive rights on the sale or transfer of any shareholder's interest. In February 1995, an appellate court in Peru issued a preliminary ruling in favor of NGC and Buenaventura, both of whom elected to exercise their preemptive rights to acquire their proportionate share of the 24.7% interest. In accordance with the court ruling, Minera Yanacocha canceled the BRGM shares and issued shares representing interests in Minera Yanacocha of 13.35% to NGC and 11.35% to Buenaventura. NGC deposited $48.6 million, together with the additional shares, with a Peruvian bank pending the final resolution of the case. NGC borrowed the $48.6 million from the same Peruvian bank with the right of set off against the deposit, and accordingly, these amounts have been netted. The trial hearing in the case occurred in July 1996 and a final ruling has not yet been issued. Part of the final resolution of the case, if resolved in NGC's favor, will determine how much NGC must pay for the interest, which may be more or less than the amount deposited. NGC intends to fund the purchase of the additional interest with its available cash or borrowings under credit facilities. As a result of the preliminary ruling of the court and NGC's exercise of its preemptive right, NGC currently owns 51.35% of Minera Yanacocha. This additional interest of 13.35% will not be reflected in the Corporation's financial statements until a final determination is made by the Peruvian courts.


(4) Stockholders' Equity

     In January 1996, NMC issued 4.65 million shares of common stock for $51.87 per share under an existing shelf registration statement filed with the Securities and Exchange Commission. Proceeds of the issue netted $241.3 million which were used to purchase an equal number of shares of common stock of NGC directly from NGC.


(5)  Contingencies

Environmental Obligations

     Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements. Such costs are accrued and charged over the expected operating lives of the Corporation's mines using a unit-of-production method. At June 30, 1996 and December 31, 1995, $19.8 million and $19.0 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

     In addition, the Corporation is involved in several matters concerning environmental obligations associated with former mining activities. Based upon the Corporation's best estimate of its liability for these matters, $55.9 million and $55.8 million were accrued for such liabilities at June 30, 1996 and December 31, 1995, respectively. These amounts are included in other current liabilities and reclamation liabilities. Depending upon the ultimate resolution of these matters, the Corporation believes that it is reasonably possible that the liability for these matters could be as much as 100% greater or 5% lower than the amount accrued at June 30, 1996.

     A discussion of the environmental obligations associated with former mining activities as of June 30, 1996 follows.

Idarado Mining Company ("Idarado") - 80.1% owned by NGC

     In July 1992, the Corporation and Idarado signed a consent decree with the State of Colorado ("State") which was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally referred to as the "Superfund Act." Idarado settled natural resources damages and past and future response costs and provided habitat enhancement work. In addition, Idarado agreed in the consent decree to undertake specified remediation work related to its former mining activities in the Telluride/Ouray area of Colorado. The Corporation's best estimate of the remaining cost of this work is included in the accrued liability for environmental matters, as previously discussed. The Corporation expects to complete most of the remediation work at this property by the end of 1996. If the remediation work does not meet certain measurement criteria specified in the consent decree, the State and court reserve the right to require Idarado to perform other remediation work. Idarado and the Corporation have obtained a $16.3 million letter of credit to secure their obligations under the consent decree.

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

     In 1988 and 1989, the EPA issued administrative orders with respect to Phase I work for the Yak Tunnel. The joint venture, Asarco, Resurrection and the Corporation have collectively implemented those orders by constructing a water treatment plant which was placed in operation in early 1992. The joint venture is in negotiations regarding remaining remedial work for Phase I, which primarily consists of environmental monitoring and operating and maintenance activities.

     The parties have entered into a consent decree with respect to Phase II which apportions liabilities and responsibilities for the site among the various parties. The EPA has approved remedial actions for selected components of Resurrection's portion of the site, which were initiated in 1995. However, the selection of the final remedy for the site has not been completed by the EPA. Accordingly, the Corporation cannot yet determine the full extent or cost of its share of the remedial action which will be required under Phase II. The government agencies may also seek to recover for damages to natural resources.

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


(6)  Subsequent Event

     On July 2, 1996, the Corporation and Sumitomo Corporation of Tokyo ("Sumitomo") completed a definitive joint venture agreement to develop and operate the Batu Hijau copper/gold deposit in Indonesia. Under the terms of the agreement the Corporation will retain a 45% interest in the project and Sumitomo will have a 35% interest. The remaining 20% is held by an Indonesian Company. Through June 30, 1996, the Corporation had invested approximately $88.1 million in exploring and developing Batu Hijau.

     The estimated cost for development of an open pit mine, mill, and infrastructure including employee housing, a port, electrical generation facilities and capitalized interest could approach $2.0 billion. Batu Hijau contains an estimated 11.2 billion pounds of copper and 14.7 million ounces of gold. Production is expected to begin around the turn of the century, with a projected mine life in excess of 20 years.

     Following the partners' decision to proceed with the project, which is conditional on certain Indonesian government approvals, Sumitomo will make an initial investment in the project equal to its pro rata share of the Corporation's investment to date. It will make an additional payment to the project of approximately $100 million, applied toward the Corporation's share of future project development and construction costs, and will fund its own pro rata equity share. Sumitomo also will provide or arrange for 60% of the project's financing requirements up to $800 million.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

     The following discussion summarizes the results of operations of Newmont Mining Corporation ("NMC") and its subsidiaries (collectively, the "Corporation") for the quarters and six month periods ended June 30, 1996 and 1995 and changes in its financial condition from December 31, 1995 to June 30, 1996. NMC's principal subsidiary is Newmont Gold Company ("NGC"), which is approximately 91% owned by NMC, and which holds all of the operating assets of the Corporation. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Corporation's 1995 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     The Corporation earned $19.5 million, or $0.20 per share, and $30.2 million, or $0.31 per share, in the quarter and six months ended June 30, 1996, respectively, compared with $16.9 million, or $0.15 per share, and $32.5 million, or $0.29 per share before considering certain NGC gains and charges in the respective 1995 periods. The 1995 periods included a gain of $113.2 million, or $64.6 million after minority interest and income taxes ($0.75 per share), on the sale of the NGC's interest in Southern Peru Copper Corporation and a charge of $23.3 million, or $13.5 million after minority interest and income taxes ($0.16 per share), for the write-off and reclamation accrual associated with the Ivanhoe exploration property. This resulted in total net income of $67.8 million, or $0.74 per share, and $83.4 million, or $0.88 per share in the 1995 second quarter and first six months, respectively. NGC's total equity production rose to 549,800 ounces in the second quarter of 1996 from 422,600 ounces in the second quarter of 1995 at a weighted average cash cost of production per ounce of $221 and $222 for the same respective periods. During the first six months of 1996 NGC's total equity production rose to 1,002,500 ounces from 823,800 ounces in the first six months of 1995 at a weighted average cash cost of production per ounce of $225 and $220, respectively.

     During the second quarter of 1996, consolidated gold sales (excluding NGC's equity interest in Minera Yanacocha's production) were 462,900 ounces at an average price of $391 per ounce, compared to 372,800 ounces at an average price of $389 per ounce in the second quarter of 1995. During the first six months of 1996, consolidated gold sales were 847,900 ounces at an average price of $396 per ounce compared to 727,700 ounces at an average price of $384 per ounce in the first six months of 1995.

     The 90,100 ounce increase in sales during the second quarter of 1996 compared to the second quarter of 1995 contributed $35.0 million to the increase in sales revenue, while the $2 increase in the average per ounce gold price over the same periods resulted in the balance of the increase. The 120,200 ounce increase in sales during the first six months of 1996 compared to the same period of 1995 contributed $46.2 million to the increase in sales revenue, while the $12 increase in the average per ounce gold price over the same periods resulted in $10.2 million of the increase.

     The higher sales in the 1996 periods is partially due to NGC's share of production of the Zarafshan-Newmont Joint Venture ("Zarafshan-Newmont") of 42,200 and 67,800 ounces during the second quarter and first six months of 1996, respectively. Zarafshan-Newmont commenced operations in the latter half of 1995. The Carlin operation also showed an increase in production of 26,700 ounces and 31,200 ounces for the second quarter and first six months of 1996, respectively, resulting in total production of 399,500 ounces and 758,900 ounces, respectively. The increased production at Carlin is primarily due to the mining of high grade underground ore and increased throughput at the refractory ore treatment plant. The Corporation expects Carlin production in 1996 to approximate 1995's production of 1.6 million ounces. Additionally, the Minahasa operation in Indonesia produced 26,900 ounces in the second quarter of 1996, its first quarter of operations. Of these ounces, 5,700 were produced before commercial operations commenced, and the revenue from these ounces was credited against the capitalized costs of the project. All of Minahasa's 1996 production has been sold at $454 per ounce as a result of Minahasa having entered into forward sales contracts in 1994.

     NGC's equity income from its 38% interest in Minera Yanacocha S.A. increased to $13.0 million in the second quarter of 1996 from $7.8 million in the second quarter of 1995 and to $24.6 million in the first six months of 1996 from $15.1 million in the first six months of 1995. Minera Yanacocha produced 213,700 ounces, or 81,200 ounces attributable to NGC's interest, in the second quarter of 1996 compared to 131,100 ounces, or 49,800 ounces attributable to NGC's interest, in the second quarter of 1995. Total cash costs were $109 per ounce in the second quarter of 1996 compared to $104 per ounce in the second quarter of 1995. Minera Yanacocha produced 391,900 ounces, or 148,900 ounces attributable to NGC's interest, in the first six months of 1996 compared to 253,000 ounces, or 96,100 ounces attributable to NGC's interest, in the first six months of 1995. Total cash costs were $111 per ounce in the first six months of 1996 compared to $113 per ounce in the first six months of 1995. The increases in production are primarily due to a third mine coming into production in early 1996, and the processing of higher grade ore in 1996 compared to 1995. Production in 1996 is expected to approach 750,000 ounces, or 285,000 ounces attributable to NGC's share.

     Costs applicable to sales increased $23.7 million and $38.7 million in the second quarter and first six months of 1996, respectively, when compared to the same periods in 1995. Of these amounts $12.8 million and $18.6 million relate to NGC's share of costs attributable to Zarafshan-Newmont and Minahasa during the second quarter and first six months of 1996, respectively. In addition, $10.9 million and $20.1 million relate to Carlin operations for the second quarter and six months of 1996, respectively. Higher production, higher underground mining costs and higher milling costs associated with the refractory ore treatment plant at Carlin were the major reasons for the increase. Partially offsetting these were lower royalty costs. On a per ounce of gold sold basis, costs applicable to sales were higher in the 1996 periods compared to the 1995 periods. The following tables summarize the significant components of these costs per ounce of gold sold (in the 1995 periods there was only Carlin production):

                                      Three Months Ended June 30,
                          ----------------------------------------------
                                       Zarafshan-
                             Carlin    Newmont    Minahasa  Consolidated
                          -----------  ---------  --------  ------------
                          1996   1995    1996       1996    1996    1995
                          ----   ----  ---------  --------  ----    ----
Cash operating costs      $231   $203    $200       $195    $227    $203
Royalties                   20     31       0         10      17      31
Other cash costs            (1)     5       0          0      (1)      5
                          ----   ----    ----       ----    ----    ----
   Total cash costs        250    239     200        205     243     239
Other                        2      1       1          2       2       1
                          ----   ----    ----       ----    ----    ----
   Total costs applicable
     to sales             $252   $240    $201       $207    $245    $240
                          ====   ====    ====       ====    ====    ====

                                       Six Months Ended June 30,
                          ----------------------------------------------
                                       Zarafshan-
                             Carlin    Newmont    Minahasa  Consolidated
                          -----------  ---------  --------  ------------
                          1996   1995     1996      1996    1996    1995
                          ----   ----  ---------  --------  ----    ----
Cash operating costs      $228   $198    $209       $195    $226    $198
Royalties                   24     33       0         10      22      33
Other cash costs             0      5       0          0       0       5
                          ----   ----    ----       ----    ----    ----
   Total cash costs        252    236     209        205     248     236
Other                        2      2       1          2       2       2
                          ----   ----    ----       ----    ----    ----
   Total costs applicable
     to sales             $254   $238    $210       $207    $250    $238
                          ====   ====    ====       ====    ====

     The increase in Carlin production costs on a per-ounce-of-gold-sold basis in the second quarter and first six months of 1996 was the result of the higher costs discussed in the above paragraph. Consolidated per ounce production costs are expected to decline during the second half of the year due to higher throughput at Carlin's refractory ore treatment plant, increased mining of higher grade underground ore at Carlin and an increase in the lower cost production from Zarafshan-Newmont and Minahasa.

     For the second quarter and first six months of 1996, royalty costs on an aggregate basis were $8.2 million and $18.3 million, respectively. This compares to royalty costs in the second quarter and first six months of 1995 of $11.5 million and $24.2 million, respectively. The decrease in royalty costs on an aggregate and per ounce basis is due to lower production of royalty-burdened ore at Carlin, which is expected to continue throughout the year.

     In addition to expensed production costs, the Corporation capitalized $18.7 million and $41.8 million of mining costs during the second quarter and first six months of 1996, respectively. These costs are associated with deposits having diverse grade and waste-to-ore ratios, the largest being the Post deposit on the Carlin Trend. Capitalized costs in the second quarter and first six months of 1995 were $12.9 million and $22.8 million, respectively. The current year increases are attributable to more tons being mined at deposits with these characteristics in the 1996 periods compared to the 1995 periods.

     DD&A increased $5.8 million and $9.5 million in the second quarter and first six months of 1996, respectively, compared to the respective periods in 1995. The increase is primarily due to depreciation related to the facilities at Zarafshan-Newmont and Minahasa which were not in service during the first six months of 1995.

    The differences in exploration and general administrative expenses between the 1996 and 1995 periods are not considered significant and the amount of such expenses for all of 1996 are expected to be at approximately the levels incurred in 1995.

     Net interest expense increased $1.6 million and $2.8 million in the second quarter and first six months of 1996, respectively, compared with the same respective periods in 1995. Total interest expense was not significantly different between the periods, however, capitalized interest in the second quarter of 1996 decreased to $2.1 million compared to $3.3 million in the second quarter of 1995 and decreased to $4.2 million in the first six months of 1996 compared to $6.1 million in the first six months of 1995. The decreases are the result of the start-up of the Zarafshan-Newmont operations, upon which interest was capitalized in the 1995 periods, which was partially offset by an increase in capitalized interest related to development of the Minahasa project.

     Interest income for the second quarter and first six months of 1996 is $3.6 million and $8.8 million, respectively, compared to $3.1 million and $5.1 million for the respective 1995 periods. This increase is due to higher cash balances in the 1996 periods. Additionally, dividends, interest and other income in the 1995 second quarter and first six months includes $11.2 million and $23.0 million, respectively, for business interruption insurance recorded for the start-up problems with the refractory ore treatment plant. The first six months of 1996 also includes $3.1 million of such insurance.

     In April 1995, NGC sold its 10.7% interest in Southern Peru Copper Corporation for $116.4 million, which resulted in a pre-tax gain of $113.2 million, as previously discussed.

     The decreases in other expense of $21.3 million and $19.6 million for the second quarter and first six months of 1996, respectively, compared to the same respective periods of 1995, are primarily the result of the $23.3 million pre-tax charge taken in the second quarter of 1995. The charge was taken for the write-off and estimated costs to reclaim areas disturbed by previous mining and exploration activity on the Ivanhoe exploration property in Nevada after an evaluation of the property determined it was not suitable for development.

     Both years' effective tax rates benefit from, and are very sensitive to, the estimated amount of annual percentage depletion since it is a high proportion of the estimated pre-tax financial income for each year. In addition, during the second quarter of 1995, the Corporation recognized $41.2 million of taxes related to the sale of its investment in Southern Peru Copper

Corporation. This charge was offset by a deferred tax benefit of approximately $8.1 million related to the previously mentioned $23.3 million charge associated with the Ivanhoe property.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1996 the Corporation generated $46.6 million of cash flow from operating activities and received $266.9 million of proceeds from the issuance of common stock including $241.3 million from the stock offering as discussed in Note 4 of Item 1. A portion of these proceeds were used to fund $140.3 million of capital expenditures. Of this amount approximately $90.5 million was spent on projects at the Carlin operations including capitalized mining costs, mine equipment, underground development and improvements to the refractory ore treatment plant. In addition, $22.2 million and $16.1 million was spent in Indonesia for mine site development at the Minahasa operation and development plans at the Batu Hijau project, respectively. As a result of the joint venture agreement signed with Sumitomo Corporation, discussed in Note 6 of Item 1, the Corporation expects to have no funding requirements for the Batu Hijau project for the balance of 1996 and well into 1997. Depending on financing arrangements, it is possible that the Corporation will have no cash requirements for this project until well into 1998.

     Although cash requirements during 1996 are expected to exceed operating cashflow, the proceeds received from the common stock sale, previously discussed, are expected to result in more than an adequate amount of funds to cover the Corporation's cash requirements for the year.

     The increase in current inventories during the first six months of 1996 is primarily attributable to the start-up of operations at Zarafshan-Newmont and Minahasa.

     Other current assets increased $25.8 million during the first six months of 1996. The increase is primarily the result of a reclassification of advances to Zarafshan-Newmont of $10.2 million from long-term assets and the prepayment of certain taxes of $10.2 million.

     The $15.9 million increase in other long-term assets includes $13.7 million of additions to long-term inventories at Carlin due to the build up of refractory ore stockpiles, $4.9 million of value added taxes related to Indonesian investments and $3.2 million of increases in equity investments. These increases were partially offset by the reclassification of advances to Zarafshan-Newmont to other current assets, previously mentioned.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     Registrant's annual meeting of stockholders was held on May 2, 1996.

     All ten directors nominated to serve as directors of Registrant were elected. The vote was as follows:

                                                            Broker
    Nominee              For       Withheld   Abstentions   Non-Votes
- ---------------      -----------   --------   -----------   ---------

R. I. J. Agnew        81,467,895    137,570         0            0
J. P. Bolduc          81,427,992    177,473         0            0
R. C. Cambre          81,417,590    187,875         0            0
J. P. Flannery        81,467,261    138,204         0            0
L. I. Higdon          81,430,083    175,382         0            0
T. A. Holmes          81,461,455    144,010         0            0
R. A. Plumbridge      81,467,648    137,817         0            0
M. A. Qureshi         81,429,122    176,343         0            0
M. K. Reilly          81,468,147    137,318         0            0
W. I. M. Turner, Jr.  81,466,377    139,088         0            0

     The stockholders approved the Registrant's 1996 Employees Stock Plan. The vote was as follows:

     For:               47,330,806
     Against:           26,735,925
     Abstentions:          346,407
     Broker non-votes:   7,192,327

         The stockholders defeated a proposal that the Registrant report on the CERES principles for corporate environmental accountability. The vote was as follows:

     For:                5,629,827
     Against:           63,974,919
     Abstentions:        3,514,133
     Broker non-votes:   8,486,586


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     11   - Statement re Computation of Per Share Earnings
     12   - Statement re Computation of Ratio of Earnings to Fixed Charges
     27   - Financial Data Schedule

(b)  Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter ended June 30, 1996.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 NEWMONT MINING CORPORATION
                                 (Registrant)





Date:  August 6, 1996            /s/ WAYNE W. MURDY
                                 --------------------------------
                                 Wayne W. Murdy
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer)




Date:  August 6, 1996            /s/ GARY E. FARMAR
                                 --------------------------------
                                 Gary E. Farmar
                                 Vice President and Controller
                                 (Principal Accounting Officer)

                         EXHIBIT INDEX
                         -------------

                                                                Page
                                                                ----


Exhibit 11   - Statement re Computation of Per Share Earnings   19-20

Exhibit 27   - Financial Data Schedule                          21

                                                    EXHIBIT 11
                                                    Page 1 of 2

                NEWMONT MINING CORPORATION AND SUBSIDIARIES
                     COMPUTATION OF PER SHARE EARNINGS
                     (In thousands, except per share)

PRIMARY EARNINGS PER SHARE CALCULATIONS


                                       Three Months Ended   Six Months Ended
                                            June 30,             June 30,
                                       ------------------  ------------------
                                         1996       1995     1996      1995
                                       --------  --------  -------   --------
INCOME DATA:

  Net income                           $ 21,571  $ 75,456  $ 33,359  $ 92,454
  Preferred stock dividends                -       (3,953)     -       (7,906)
                                       --------  --------  --------  --------
  Net income applicable to
    common shares                      $ 21,571  $ 71,503  $ 33,359  $ 84,548
                                       ========  ========  ========  ========

COMMON AND COMMON EQUIVALENT SHARES:

  Weighted average common shares        109,842    96,519   109,047    96,497
  Equivalent common shares from
    stock options                           432       178       405       114
                                       --------  --------  --------  --------
  Common and common equivalent shares   110,274    96,697   109,452    96,611
                                       ========  ========  ========  ========

EARNINGS PER COMMON SHARE:

  Net income per common and common
    equivalent shares                  $   0.20  $   0.74  $   0.31  $   0.88
                                       ========  ========  ========  ========

                                                    EXHIBIT 11
                                                    Page 2 of 2


             NEWMONT MINING CORPORATION AND SUBSIDIARIES
                  COMPUTATION OF PER SHARE EARNINGS
                   (In thousands, except per share)


FULLY DILUTED EARNINGS PER SHARE CALCULATIONS

                                       Three Months Ended   Six Months Ended
                                            June 30,             June 30,
                                       ------------------  ------------------
                                         1996       1995     1996      1995
                                       --------  --------  -------   --------
INCOME DATA:

  Net income applicable to
    common shares                      $ 21,571  $ 75,456  $ 33,359  $ 92,454
                                       ========  ========  ========  ========

COMMON AND COMMON EQUIVALENT SHARES:

  Weighted average common shares        109,842    96,519   109,047    96,497
  Equivalent common shares from
    stock options                           432       178       405       153
  Equivalent common shares from
    conversion of preferred stock          -        7,899      -        7,899
                                       --------  --------  --------  --------
  Common and common equivalent shares   110,274   104,596   109,452   104,549
                                       ========  ========  ========  ========
EARNINGS PER COMMON SHARE:

  Net income per common and common
    equivalent shares                  $   0.20  $   0.72  $   0.31  $   0.88
                                       ========  ========  ========  ========