Form 10-Q
period 1997-03-31
NEWMONT MINING CORP
filed 1997-05-01
CIK 71824

                        UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549

                           FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                               or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________


Commission File Number:    1-1153


                       NEWMONT MINING CORPORATION
        (Exact name of registrant as specified in its charter)


          Delaware                        13-2526632
(State or other jurisdiction (I.R.S. Employer Identification No.)
incorporation or organization)


    1700 Lincoln Street, Denver, Colorado                     80203
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

There were 99,522,778 shares of common stock outstanding on April 28, 1997.

Exhibit index is on page 27.

There are 30 pages included in this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          NEWMONT MINING CORPORATION AND SUBSIDIARIES
              Statements of Consolidated Income
               (In thousands, except per share)
                           (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                             ----------------------
                                                1997         1996
                                             ---------    ---------
Sales and other income
  Sales                                      $ 262,105    $ 154,705
  Dividends, interest and other                  4,000        7,021
                                             ---------    ---------
                                               266,105      161,726
                                             ---------    ---------
Costs and expenses
  Costs applicable to sales                    134,282       98,098
  Depreciation, depletion and amortization      40,292       28,487
  Exploration and research                      16,712       10,351
  General and administrative                    12,682       11,831
  Interest, net of capitalized interest
    of $1,511 in 1997 and $2,125 in 1996        11,499        9,957
  Other                                          1,928        3,729
                                             ---------    ---------
                                               217,395      162,453
                                             ---------    ---------
Income (loss) before equity income
  (loss) and income taxes                       48,710         (727)

Equity in income (loss) of affiliated
  companies                                     (1,489)      11,532
                                             ---------    ---------
Pre-tax income                                  47,221       10,805

Income tax (provision) benefit                  (9,397)         983

Minority interest in income of
  subsidiaries                                 (17,387)      (1,117)
                                             ---------    ---------
Net income                                      20,437       10,671
                                             ---------    ---------
Net income per common share                  $    0.21    $    0.11
                                             =========    =========
Weighted average number of shares of
  common stock and common stock
  equivalents outstanding                       99,603       98,466

Cash dividends declared per common share     $    0.12    $    0.12

          See Notes to Consolidated Financial Statements

          NEWMONT MINING CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets
                         (In thousands)
                           (Unaudited)

                                            March 31,  December 31,
                                              1997         1996
                                          -----------  ------------
Assets
  Cash and cash equivalents               $   100,820  $  185,681
  Short-term investments                       13,124      12,724
  Accounts receivable                          36,488      28,692
  Inventories                                 268,970     188,345
  Other current assets                         59,985      40,440
                                          -----------   ---------
     Current assets                           479,387     455,882

  Property, plant and mine
    development, net                        1,458,448   1,301,952
  Other long-term assets                      282,005     323,240
                                          -----------  ----------
          Total assets                    $ 2,219,840  $2,081,074
                                          ===========  ==========
Liabilities
  Short-term debt                         $    22,169  $   45,981
  Current portion of long-term debt            33,507      19,250
  Accounts payable                             44,973      48,099
  Purchase price payable                       59,100        -
  Dividends payable                            22,022        -
  Other accrued liabilities                   119,342     110,764
                                           ----------   ---------
     Current liabilities                      301,113     224,094

  Long-term debt                              592,217     585,009
  Reclamation and remediation liabilities      64,841      60,672
  Other long-term liabilities                  89,843      79,244
                                           ----------   ---------
          Total liabilities                 1,048,014     949,019
                                           ----------   ---------
Minority interests                            138,256     107,168
                                           ----------   ---------
Contingencies

Stockholders' Equity
  Common stock                                159,728      159,728
  Capital in excess of par value              565,265      565,246
  Retained earnings                           308,577      300,404
                                           ----------   ----------
          Total stockholders' equity        1,033,570    1,024,887
                                           ----------   ----------
          Total liabilities and
            stockholders' equity           $2,219,840   $2,081,074
                                           ==========   ==========


          See Notes to Consolidated Financial Statements

          NEWMONT MINING CORPORATION AND SUBSIDIARIES
              Statements of Consolidated Cash Flows
                           (In thousands)
                             (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                 --------------------
                                                   1997        1996
                                                 --------    --------
Operating activities
  Net income                                     $ 20,437    $ 10,671
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization     40,292      28,487
      Minority interest, net of dividends          (2,492)       (131)
      Deferred taxes                               (4,848)        (22)
      (Increase) decrease in operating assets:
        Accounts receivable                         1,219      (2,561)
        Inventories                               (50,959)    (18,380)
        Other assets                               (6,156)    (12,207)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses     (11,817)     (4,691)
        Other liabilities                           1,545       1,544
      Other operating                               3,199         (44)
                                                 --------    --------
Net cash (used in) provided by operating
  activities                                       (9,580)      2,666
                                                 --------    --------
Investing activities
  Cash acquired from Minera Yanacocha              40,705        -
  Additions to property, plant and mine
    development                                   (55,375)    (73,215)
  Investment in joint venture                      (4,957)     (2,735)
  Other                                            (3,203)      1,531
                                                ---------    --------
Net cash used in investing activities             (22,830)    (74,419)
                                                ---------    --------
Financing activities
  Proceeds from short-term borrowings               2,009       4,595
  Repayment of short-term debt                    (25,821)       -
  Repayment of long-term debt                     (16,696)       -
  Proceeds from issuance of common stock             -        261,492
  Dividends paid on common stock                  (11,943)    (11,913)
                                                ---------    --------
Net cash (used in) provided by financing
  activities                                      (52,451)    254,174


          NEWMONT MINING CORPORATION AND SUBSIDIARIES
              Statements of Consolidated Cash Flows
                           (In thousands)
                             (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                 --------------------
                                                   1997        1996
                                                 --------    --------


Net increase (decrease) in cash and cash
  equivalents                                     (84,861)    182,421
Cash and cash equivalents at beginning
  of period                                       185,681      59,142
                                                ---------    --------
Cash and cash equivalents at end of period      $ 100,820    $241,563
                                                =========    ========
Supplemental information:
  Interest paid, net of amounts capitalized
    of $1,511 in 1997 and $2,125 in 1996        $  16,304    $ 13,767
  Income taxes paid                                10,387    $  2,000



          See Notes to Consolidated Financial Statements

       NEWMONT MINING CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements
                        (Unaudited)

(1)  Basis of Preparation of Financial Statements

   These unaudited interim consolidated financial statements of Newmont Mining Corporation ("NMC") and its subsidiaries (collectively, the "Corporation") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading.

   In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the results for the periods presented. All adjustments were of a normal recurring nature. These interim financial statements should be read in conjunction with the annual financial statements of the Corporation included in its 1996 Annual Report on Form 10-K.

   NMC's principal subsidiary is Newmont Gold Company ("NGC"), which holds all of the operating assets of the Corporation and is approximately 91% owned by NMC.

   Certain prior year amounts have been reclassified to conform to the current year presentation.


(2)      Inventories

                                       At March 31,   At December 31,
                                           1997             1996
                                       -------------  ---------------
                                               (In thousands)
     Current:
       Ore and in-process inventories   $135,510         $ 87,692
       Precious metals                    71,085           41,534
       Materials and supplies             60,365           57,413
       Other                               2,010            1,706
                                        --------         --------
                                        $268,970         $188,345
                                        ========         ========
     Non-current:
       Ore in stockpiles (included
         in other long-term assets)     $ 83,554         $ 85,652
                                        ========         ========

(3)  Acquisition of Additional Interest in Minera Yanacocha

   In November 1993, the French government announced its intention to privatize the mining assets of Bureau de Recherches Geologiques et Minieres, the geological and mining bureau of the French government ("BRGM"). In September 1994, BRGM announced its intention to transfer its

24.7% interest in Minera Yanacocha, S.A. ("Minera Yanacocha") to another entity. NGC and Compania de Minas Buenaventura, S.A. ("Buenaventura"), then 38.0% and 32.3% owners of Minera Yanacocha, respectively, filed suit in Peru to seek enforcement of a provision in the bylaws of Minera Yanacocha, giving shareholders preemptive rights on the proposed sale or transfer of any shareholder's interest. In February 1995, an appellate court in Peru issued a preliminary ruling in favor of NGC and Buenaventura, both of whom elected to exercise their preemptive rights to acquire their proportionate share of the 24.7% interest. In accordance with the court ruling, Minera Yanacocha canceled the BRGM shares and issued shares representing interests in Minera Yanacocha of 13.35% to NGC and 11.35% to Buenaventura. NGC deposited $48.6 million for its additional interest, together with the additional shares, with a Peruvian bank pending the final resolution of the case. NGC borrowed the $48.6 million from the same Peruvian bank with the right of set off against the deposit, and accordingly, these amounts have been netted in the accompanying balance sheet. In September 1996, the trial court determined that NGC and Buenaventura have the right to acquire the 24.7% interest for a purchase price of $109.3 million, $59.1 million attributable to the 13.35% interest of NGC. As established by such ruling, the preemptive rights were triggered in November 1993 and thus the valuation of the shares held in escrow were calculated as of such date. The trial court ruling was appealed to the Peruvian Superior Court. In order to prevail in the Superior Court, the decision of the trial court had to be affirmed by the votes of three Superior Court justices. Legal arguments were made to a panel of three Superior Court justices. Two of the justices voted to uphold the trial court ruling and the third justice voted not to uphold the ruling. A fourth Superior Court justice was then appointed to hear the case, and this justice voted to uphold the trial court ruling in February 1997, resulting in the three votes required to prevail. As a result of the Superior Court decision, NGC now believes that it is probable that the additional interest will be acquired and that NGC will retain control of Minera Yanacocha. Therefore, as of February 1, 1997, the Corporation has considered the additional interest to have been acquired and has consolidated Minera Yanacocha in its financial statements to reflect the increase in its ownership from 38% to 51.35%. The operations of Minera Yanacocha have been consolidated in 1997 with NGC's ownership interest being 38% for the period from January 1, 1997 to January 31, 1997, and 51.35% thereafter.

   Opposing parties have filed a request for review of the resolution by the Superior Court of Peru. Peruvian counsel has advised the Corporation that decisions of the Superior Court can be modified by the Supreme Court only in very limited instances and that it is not likely that any further review will be granted.

   The following pro forma consolidated income statement assumes the acquisition of the additional interest occurred on January 1, 1996 and the pro forma condensed consolidated balance sheet assumes the acquisition of the additional interest occurred on December 31, 1996. The pro forma financial statements are presented for illustrative purposes only and are not necessarily indicative of the consolidated results of operations and financial position which would have been realized had the acquisition of the additional interest been considered to occur as of the dates for which the pro forma financial statements are presented. The pro forma financial statements also are not necessarily indicative of the consolidated results of operations or financial position in the future. For the quarter ended March 31, 1997, the differences between the pro forma results and reported results are insignificant.

         NEWMONT MINING CORPORATION AND MINERA YANACOCHA

    PRO FORMA CONSOLIDATED INCOME STATEMENT - UNAUDITED
                (In thousands, except per share)
             FOR THREE MONTHS ENDED MARCH 31, 1996

                                   Newmont   Minera   Pro Forma   Pro Forma
                                   Mining  Yanacocha Adjustments Consolidated
                                  -------- --------- ----------- ------------
Sales and other income
  Sales                           $154,705 $ 71,579              $  226,284
  Dividends, interest and
    other                            7,021      594                   7,615
                                  -------- --------   -------    ----------
                                   161,726   72,173                 233,899
                                  -------- --------              ----------
Costs and expenses
  Costs applicable to sales         98,098   20,790   $  (510)(A)
                                                         (218)(B)
                                                         (136)(D)   118,024
  Depreciation, depletion
    and amortization                28,487    6,925     3,117 (C)    38,529
  Exploration and research          10,351    1,755                  12,106
  General and administrative        11,831                218 (B)    12,049
  Interest, net                      9,957    1,300                  11,257
  Other                              3,729     (131)                  3,598
                                  -------- --------  --------     ---------
                                   162,453   30,639     2,471       195,563
                                  -------- --------  --------     ---------
Income (loss) before equity income
  (loss) and income taxes             (727)  41,534    (2,471)       38,336

Equity in income of affiliated
  companies                         11,532     -      (10,891)(E)        (5)
                                                         (136)(D)
                                                         (510)(A)
                                  -------- --------  --------     ---------
Pre-tax income                      10,805   41,534   (14,008)       38,331
Income tax (provision) benefit         983  (12,874)     (139)(F)   (12,030)
Minority interest in income of
  subsidiaries                      (1,117)    -      (13,943)(G)
                                                          (54)(H)   (15,114)
                                  -------- --------  --------     ---------
Net income                        $ 10,671 $ 28,660  $(28,144)    $  11,187
                                  ======== ========  ========     =========
Income per common share           $   0.11                        $    0.11
                                  ========                        =========
Weighted average number of shares
  of common stock and common stock
  equivalents outstanding           98,446                           98,446
                                  ========                         ========

(A) To eliminate royalties paid by Minera Yanacocha to an equity affiliate of NGC.
(B) To eliminate management fees paid by Minera Yanacocha to a subsidiary of NGC.
(C)  Estimated additional amortization of excess purchase price .
     over book value of net assets acquired
(D) Reclassification of NGC's share (38%) of management fees charged to Minera Yanacocha.
(E) Elimination of equity income recognized for Minera Yanacocha to reflect consolidation.
(F) Additional adjustment to taxes required for consolidation of Minera Yanacocha.
(G)  Minority interest (48.65%) in income of Minera Yanacocha.
(H) Adjustment of minority interest due to increased income of NGC resulting from additional interest in Minera Yanacocha.

     NEWMONT MINING CORPORATION AND MINERA YANACOCHA

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
          (In thousands, except per share)
                  DECEMBER 31, 1996

                                 Newmont    Minera    Pro Forma    Pro Forma
                                 Mining   Yanacocha  Adjustments  Consolidated
                               ---------- ---------  -----------  ------------
Assets
  Cash and cash equivalents    $  185,681 $ 40,705                $   226,386
  Inventories                     188,345   15,661                    204,006
  Other                            81,856   28,848                    110,704
                               ---------- --------   --------     -----------
       Current assets             455,882   85,214                    541,096

  Property, plant and mine
    development, net            1,301,952  106,308   $  53,368 (A)
                                                       (14,445)(B)  1,447,183
  Other long-term assets          323,240    1,887     (41,115)(C)
                                                        (2,843)(A)    281,169
                               ---------- --------   ---------     ----------
       Total assets            $2,081,074 $193,409   $  (5,035)    $2,269,448
                               ========== ========   =========     ==========
Liabilities
  Short-term debt and current
    portion of long-term debt  $   65,231 $ 14,256                 $   79,487
  Other current liabilities       158,863   31,190   $  50,525 (A)    240,578
                               ---------- --------   ---------     ----------
       Current liabilities        224,094   45,446      50,525        320,065

  Long-term debt                  585,009   24,244                    609,253
  Other long-term liabilities     139,916   15,520                    155,436
                               ---------- --------   ---------     ----------
       Total liabilities          949,019   85,210      50,525      1,084,754
                               ---------- --------   ---------     ----------
Minority interest in
  subsidiaries                    107,168     -         52,639 (D)    159,807
                               ---------- --------   ---------     ----------
Stockholders' Equity            1,024,887  108,199     (14,445)(B)
                                                       (41,115)(C)
                                                       (52,639)(D)  1,024,887
                               ----------  -------   ---------     ----------
       Total liabilities and
         stockholders' equity  $2,081,074 $193,409   $  (5,035)    $2,269,448
                               ========== ========   =========     ==========

(A) To record acquisition of additional 13.35% interest.
(B) Elimination of 13.35% of Minera Yanacocha's net book value.
(C) Elimination of NGC's investment in Minera Yanacocha to reflect consolidation.
(D) To reflect minority interest in Minera Yanacocha.

   Prior to January 1, 1997, the carrying value of the NGC's 38% equity investment in Minera Yanacocha was included in other long term assets and NGC's 38% share of earnings was included in equity in income (loss) of affiliated companies.

   Excluded from the statement of consolidated cash flows are the effects of non-cash transactions. The following reflects the non-cash adjustments made to the Corporation's consolidated balance sheet on January 1, 1997 for the Minera Yanacocha transaction described above (in thousands):

   Assets

     Inventories                                          $ 15,661
     Other current assets                                   28,848
                                                          --------
          Current assets                                    44,509

     Property, plant and mine development, net             106,308
     Other long-term assets                                  1,887
                                                          --------
               Total assets                               $152,704
                                                          ========
   Liabilities

     Current portion of long-term debt                    $ 14,256
     Other current liabilities                              31,190
                                                          --------
          Current liabilities                               45,446

     Long-term debt                                         24,244
     Other long-term liabilities                            15,520
                                                          --------
               Total liabilities                          $ 85,210
                                                          ========

   In addition, in connection with the Minera Yanacocha acquisition described above, the Corporation recorded $37.6 million to property, plant and equipment for the excess of the purchase price of the additional interest over the net book value of such interest. Also, at March 31, 1997, the Corporation has recorded a $59.1 million payable for the purchase price of the additional interest.


(4) Earnings per Share

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997 and requires retroactive restatement of prior periods earnings per share. The statement replaces the "primary earnings per share" calculation with a "basic earnings per share" and redefines the "dilutive earnings per share" computation. Adoption of the statement is not expected to have any effect on the Corporation's reported income per common share.

(5) Contingencies

Environmental Obligations

   Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements. At March 31, 1997 and December 31, 1996, $26.3 million and $20.8 million, respectively, were accrued for reclamation and remediation costs relating to currently producing mineral properties.

   In addition, the Corporation is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Corporation believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Corporation's best estimate of its liability for these matters, $48.6 million and $49.8 million were accrued for such obligations at March 31, 1997 and December 31, 1996, respectively. These amounts are included in other accrued liabilities and reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Corporation believes that it is reasonably possible that the liability for these matters could be as much as 100% greater or 40% lower than the amount accrued at March 31, 1997. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to other expense in the period estimates are revised.

   Details about certain of the more significant sites involved are discussed below.

Idarado Mining Company ("Idarado") - 80.1% owned by NGC

   In July 1992, the Corporation and Idarado signed a consent decree with the State of Colorado ("State") which was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally referred to as the "Superfund Act." Idarado settled natural resources damages and past and future response costs and provided habitat enhancement work. In addition, Idarado agreed in the consent decree to undertake specified remediation work at its former mining site in the Telluride/Ouray area of Colorado. The Corporation expects to complete the remediation work at this property by the end of 1997. If the remediation work does not meet specific technical criteria specified in the consent decree, the State and court reserve the right to require Idarado to perform other remediation work. Idarado and the Corporation have obtained a $16.3 million letter of credit to secure their obligations under the consent decree.

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

   As part of its mill site closure plan, Dawn has received a license to accept certain byproduct material as defined by the Atomic Energy Act. In March 1997, the Superior Court for Thurston County in the State of Washington upheld the granting of this license. This ruling is now being appealed by opposing parties. If Dawn is successful in receiving material under the license, the funds generated would be utilized to close and reclaim both the mill and the mine.

Insurance Coverage

   The Corporation carried insurance policies for which it filed claims for the costs of certain of its remediation activities. Prior to 1993, three of the insurance companies commenced actions against NMC seeking judgments that they had no liability. In the fall of 1993, NMC instituted a comprehensive lawsuit against its carriers. In the first quarter of 1995, settlement in certain of the insurance litigation was reached. Settlement discussions continue with respect to additional insurance litigation.
Trial of this litigation has been scheduled for late 1997. The Corporation intends to vigorously pursue its claims with respect to the remaining litigation and believes that it is reasonably possible that amounts will be recovered, although no such amounts are accrued.

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

   Under the terms of the agreement with Sumitomo, NGC will contribute its interest in the company that owns the project and Sumitomo will contribute an agreed upon amount of cash, expected to be approximately $235 million. Under this agreement, NGC would retain a 45% interest in the company that owns the project, Sumitomo will have a 35% interest, and an unrelated Indonesian company will own the remaining 20%. The parties' obligations to make their contributions to the partnership are subject to the approval of the Indonesian government.

   The Indonesian government has not yet issued the construction permit nor approved Sumitomo's participation in the project. The Corporation had expected both approvals in the first quarter of 1997 and has, to date, received all other required permits and approvals on a timely basis in accordance with its existing Contract of Work. While the Corporation believes that these approvals will be forthcoming, there can be no assurance, and if they are not obtained on a timely basis, development of the project would be adversely affected. Therefore, the Corporation has reduced spending on the project and deferred certain equipment purchases.

   Pending the receipt of approvals from the Indonesian government, Sumitomo has agreed to fund until June 30, 1997 up to $100 million of the costs through loans ($75.2 million of which were outstanding at March 31, 1997), which the Company has effectively guaranteed. Loans for up to approximately $70 million are non-interest bearing and additional amounts bear interest at the London Interbank Offering Rate plus .50 percent. Any amounts outstanding under such loans will go towards meeting Sumitomo's cash contribution of the previously mentioned $235 million.

   The partnership agreement between NGC and Sumitomo includes a condition requiring the Indonesian government's approval of Sumitomo's participation by March 31, 1997. If not received, either party has the right to terminate the agreement. To date, this termination right has not been exercised. NGC does not intend to exercise this right nor does it believe that Sumitomo intends to exercise this right.

   As a result of the contemplated ownership structure, the Corporation began accounting for its investment in Batu Hijau as an equity investment effective July 1996. The Corporation's investment at March 31, 1997, which is included in other long-term assets, was $46.3 million.


(6) Proposed Merger with Santa Fe Pacific Gold Corporation

   In March 1997, NMC announced it had entered into a merger agreement with Santa Fe Pacific Gold Corporation ("Santa Fe") under which each outstanding share of Santa Fe common stock would be exchanged for 0.43 of a share of NMC common stock. A condition of the merger is that it would be accounted for as a pooling of interests. The merger is also subject to the approval of the shareholders of both companies, which is scheduled for May 5, 1997, and other customary conditions. If NMC is successful in acquiring Santa Fe, Santa Fe would become a wholly owned subsidiary of NGC. NGC would issue shares of common stock to NMC equal to the number of common shares the Corporation issues to acquire Santa Fe (estimated to be approximately
56.5 million). Santa Fe reported 1996 sales of $337.2 million and net income of $21.1 million with total assets at December 31, 1996 of $1.3 billion, long-term debt of $454.9 million and net worth of $570.0 million as of the same date.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

   The following discussion summarizes the results of operations of Newmont Mining Corporation ("NMC") and its subsidiaries (collectively, the "Corporation") for the quarters ended March 31, 1997 and 1996 and changes in its financial condition from December 31, 1996. NMC's principal subsidiary is Newmont Gold Company ("NGC"), which holds all the operating assets of the Corporation, and is approximately 91% owned by NMC. This discussion should be read in conjunction with the Management's Discussion and Analysis included in the Corporation's 1996 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

   As discussed in Note 3 of Item 1 in February, 1997, NGC's interest in Minera Yanacocha increased from 38% to 51.35%. Therefore, the operations of Minera Yanacocha have been consolidated in 1997. In 1996 Minera Yanacocha was accounted for under the equity method. The variances that result from this change in treatment are included in the discussion below.

   The Corporation earned $22.6 million, or $0.21 per share, in the first quarter of 1997 compared with $11.8 million, or $0.11 per share, in the first quarter of 1996. This increase was primarily attributable to NGC's equity gold production increasing to 621,800 ounces in the first quarter of 1997 from 452,700 ounces in the first quarter of 1996 and a $38 decrease in cash costs per equity ounce of gold sold from the first quarter of 1996 to the first quarter of 1997.

   Consolidated sales revenues have increased primarily from gold production of 742,500 ounces in the quarter ended March 31, 1997, as compared to 385,000 ounces in the quarter ended March 31, 1996. Consolidated sales revenues in 1997 includes sales revenue from 228,200 ounces from Minera Yanacocha ($79.1 million). Consolidated sales revenues for 1996 do not include NGC's share of Minera Yanacocha since it was accounted for under the equity method. The average gold price received per ounce on consolidated production was $353 and $402 in the quarters ended March 31, 1997 and 1996, respectively. On an equity ounce produced basis, the Corporation's average gold price received per ounce was $354 and $402 in the quarters ended March 31, 1997 and 1996, respectively. The profitability of the Corporation's operations is significantly affected by the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors beyond the Corporation's control.

   The effects of the changes in the average gold price received and the consolidated production levels on sales revenues between the March 31, 1997 and 1996 quarters are reflected in the following table (in thousands):

     Increase (decrease) in
       sales revenue due to:
          Production                               $126,198
          Gold price                                (18,798)
                                                   $107,400

   Costs applicable to sales were $134.3 million for the quarter ended March 31, 1997 compared to $98.1 million for the quarter ended March 31, 1996. The increase in costs applicable to sales in 1997 is due primarily to the consolidation of Minera Yanacocha ($26.1 million) as well as the costs associated with Minahasa, an Indonesian project that commenced operations in early 1996.

   The Corporation's costs applicable to sales on a per ounce of gold sold basis were as follows for the quarters ended March 31, 1997 and 1996:

                                 For Three Months Ended March 31,
                            ----------------------------------------
                             Per Consolidated     Per NGC's Equity
                            Ounce of Production  Ounce of Production
                            -------------------  -------------------
                               1997     1996        1997     1996
                               ----     ----        ----     ----
Cash operating costs           $167     $225        $177     $206
Royalties                         8       26          12       22
Other cash costs                  2        2           3        2
                               ----     ----        ----     ----
   Total cash costs             177      253         192      230
Other                             2        2           2        2
                               ----     ----        ----     ----
   Total costs applicable
     to sales                  $179     $255        $194     $232
                               ====     ====        ====     ====

   The above 1996 consolidated amounts do not take into account NGC's interest in Minera Yanacocha because it was accounted for on the equity basis. The decrease in per ounce costs between years is the result of the inclusion of Minera Yanacocha in the consolidated results as well as decreases in costs realized at the Carlin operations. On NGC's equity basis, the decrease in per ounce costs is attributable to decreases in costs at the Carlin operations as well as the impact of the additional interest in Minera Yanacocha.

   Depreciation, depletion and amortization ("DD&A") was $40.3 million in the quarter ended March 31, 1997 compared to $28.5 million in the quarter ended March 31, 1996. The increase of $11.8 million is due primarily to the consolidation of Minera Yanacocha ($8.2 million) and the commencement of operations at the Minahasa project.

   The following discusses mine operation results from the Corporation's primary operating areas.

Carlin

   The Corporation's North American operations are located on the geological feature known as the Carlin Trend, hereafter, referred to as "Carlin". Carlin's gold production increased to 420,600 ounces in the 1997 quarter from 359,300 ounces in the 1996 quarter primarily due to improved operating rates at the refractory ore treatment plant, increased amounts of high grade ore processed and an increase in tons placed on the leach pads. Sales were $147.2 million in the quarter ended March 31, 1997 compared to $144.4 million in the quarter ended March 31, 1996. The net increase in sales is attributable to the increase in ounces produced offset by a reduction in the average gold price per ounce received.

         Costs applicable to sales were $89.7 million in the quarter ended March 31, 1997 compared to $92.3 million for the quarter ended March 31, 1996. The decrease is primarily due to a reduction in the amount of royalty-burdened ore produced. The following table reflects Carlin's costs applicable to sales on a per ounce of gold sold basis for the quarters ended March 31, 1997 and 1996:

                                       1997      1996
                                       ----      ----
     Cash operating costs              $194      $225
     Royalties                           14        28
     Other cash costs                     4         2
                                       ----      ----
          Total cash costs              212       255
     Other                                1         2
                                       ----      ----
          Total costs applicable
            to sales                   $213      $257
                                       ====      ====

The decrease in cash operating costs per ounce is primarily due to the increase in production and higher ore grades and recoveries. In the quarter ended March 31, 1996 the refractory ore treatment plant did not operate at optimal capacity due to repairs and maintenance. Carlin expects further reductions in per ounce cash operating costs later in the year when higher grade ores are processed.

   DD&A decreased to $24.3 million in the quarter ended March 31, 1997 from $25.3 million in the quarter ended March 31, 1996. This decrease is primarily due to lengthening estimated useful lives of certain assets as a result of the identification of additional refractory ores.

Zarafshan-Newmont

   The Corporation's international operations include Zarafshan-Newmont Joint Venture ("Zarafshan-Newmont"), a 50% - 50% joint venture between a subsidiary of NGC and two Uzbekistan governmental entities which began production in September 1995. The Corporation pro-rata consolidates Zarafshan-Newmont. Zarafshan-Newmont's gold production increased to 109,400 ounces (54,700 equity ounces to NGC) in the 1997 quarter from 51,400 ounces (25,700 equity ounces to NGC) in the 1996 quarter due primarily to the fact that gradual operational improvements were made to the facility throughout 1996. In the first quarter of 1997, tons crushed and placed reached design capacity for the first time. Sales attributable to NGC's interest were $18.8 million in the quarter ended March 31, 1997 compared to $5.8 million in the quarter ended March 31, 1996. The net increase in sales is due to an increase in ounces produced partially offset by a reduction in the average gold price per ounce received.

   Costs applicable to sales attributable to NGC's interest were $12.0 million in the quarter ended March 31, 1997 compared to $5.8 million for the quarter ended March 31, 1996. The increase is primarily due to the increase in production. The following table reflects Zarafshan-Newmont's costs applicable to sales on a per ounce of gold sold basis for the quarters ended March 31, 1997 and 1996:

                                       1997      1996
                                       ----      ----
     Cash operating costs              $218      $223
     Other cash costs                     -         -
                                       ----      ----
          Total cash costs              218       223
     Other                                1         1
                                       ----      ----
        Total costs applicable
            to sales                   $219      $224
                                       ====      ====

The decrease in the cost per ounce is attributable to the gradual improvements made to the facility and the increased production.

   DD&A attributable to NGC's interest was $3.0 million for the quarter ended March 31, 1997 compared to $2.9 million in the quarter ended March 31, 1996.

Minera Yanacocha

   Minera Yanacocha's production for the quarter ended March 31, 1997 totaled 228,200 ounces (107,500 equity ounces to NGC). In the quarter ended March 31, 1996 Minera Yanacocha produced 178,200 total ounces (67,700 equity ounces to NGC). The increased production is due primarily to production beginning at a third mine in late 1996 and higher grades and recovery rates. The Corporation expects Minera Yanacocha's production in 1997 to be approximately 900,000 ounces. Sales were $79.1 million in the quarter ended March 31, 1997 compared to $71.6 million in the quarter ended March 31, 1996, which the Corporation reflected in its equity in income of affiliated companies in the 1996 quarter. The net increase in sales is due to an increase in ounces produced offset by a decrease in the average gold price per ounce received.

   Costs applicable to sales were $26.1 million for the quarter ended March 31, 1997 compared to $20.8 million for the first quarter of 1996 (which was included in equity income in 1996). Costs increased primarily as a result of the increased production. The following table reflects Minera Yanacocha's costs applicable to sales on a per ounce of gold sold basis for the quarters ended March 31, 1997 and 1996:

                                       1997      1996
                                       ----      ----
     Cash operating costs              $101      $102
     Royalties                           11        12
     Other cash costs                     -         -
                                       ----      ----
          Total cash costs              112       114
     Other                                3         3
                                       ----      ----
          Total costs applicable
            to sales                   $115      $117
                                       ====      ====

   DD&A increased to $8.2 million in the quarter ended March 31, 1997 from $6.9 million in the quarter ended March 31, 1996, which the Corporation reflected in its equity in income of affiliated companies in the 1996 quarter. The increase is primarily due to amortization and depreciation on property, plant and mine development costs incurred in 1996.

Minahasa

   The Corporation began commercial production in the second quarter of 1996 at the Minahasa property in Indonesia. Minahasa's gold production in the first quarter of 1997 was 39,000 ounces. A better than expected roaster start-up in the first quarter of 1997 has resulted in an increase in expected total production for 1997 to at least 160,000 ounces. Sales were $17.0 million for the quarter ended March 31, 1997. The average gold price per ounce received was $436, which was enhanced over current market prices due to gold price hedging contracts for approximately 31,000 ounces at an average price of $454 per ounce.

   Costs applicable to sales were $7.6 million and total cash costs per ounce were $192 in the quarter ended March 31, 1997, which included $5 per ounce for royalties. Total cash costs per ounce for 1997 are expected to be approximately 10% lower than the $224 realized in 1996 due to additional ounces produced in 1997 and increased operating efficiencies.

   DD&A was $3.5 million for the quarter ended March 31, 1997.

Other

   The following provides a discussion of certain other consolidated expense and income amounts of the Corporation.

   Exploration and research expense has increased to $16.7 million in the quarter ended March 31, 1997 from $10.4 million in the quarter ended March 31, 1996, primarily due to the consolidation of Minera Yanacocha ($2.1 million) and an increase in Carlin exploration of $3.0 million. Exploration and research expense by geographic location for the three months ended March 31, were as follows:

                                         1997      1996
                                        ------    ------
                                         (in thousands)

     United States                      $8,668    $5,383
     South America                       3,063     1,758
     Uzbekistan                            704      -
     Indonesia and other                 4,277     3,210

   The differences in general and administrative expense between the 1997 and 1996 quarters is not considered significant.

   Interest expense, net of amounts capitalized, increased to $11.5 million from $10.0 million for the quarters ended March 31, 1997 and 1996, respectively. The increase of $1.5 million is primarily due to the consolidation of Minera Yanacocha.

   Dividends, interest and other income was $4.0 million and $7.0 million for the quarters ended March 31, 1997 and 1996, respectively. The decrease of $3.0 million is primarily due to the recording of $3.1 million in business interruption insurance in the 1996 quarter for start-up problems with NGC's Carlin refractory ore treatment plant.

   The income tax provision was $9.4 million for the quarter ended March 31, 1997 compared to a benefit of $1.0 million in the quarter ended March 31, 1996. The increase in the tax provision of $10.4 million is due primarily to the consolidation of Minera Yanacocha, for which the Corporation's share of the tax provision was included in equity in income of affiliates in 1996.

LIQUIDITY AND CAPITAL RESOURCES

   During the quarter ended March 31, 1997 the Corporation's cash outlays included $55.4 million in capital expenditures, $11.9 million in dividend payments and $42.5 million in debt repayments. Of the capital expenditures, approximately $23.0 million was spent on projects at the Carlin operations, which were primarily associated with capitalized mining costs, underground development and mining and processing equipment. In addition, $16.3 million, $6.3 million and $2.0 million was spent by the Corporation on minesite development at Minera Yanacocha, Minahasa and Zarafshan-Newmont,
respectively.   These expenditures were funded from existing cash balances.
The Corporation used $9.6 million of cash in operating activities during the first quarter of 1997 primarily as a result of inventory increases which were principally the result of stockpiling ore from the Post deposit at Carlin.

   Cash on hand, operating cash flow and short-term borrowings will be used to fund the Corporation's capital expenditures and other cash requirements for 1997. In addition, Minera Yanacocha expects to raise $100 million of debt financing in 1997, to partially finance its 1997 capital spending program and for other general purposes.

   Other than the inventory increases previously discussed, the significant changes in the balance sheet accounts from December 31, 1996 to March 31, 1997 are primarily the result of the consolidation of Minera Yanacocha. See
Note 3 of Item 1 for a pro forma balance sheet of the Corporation consolidating Minera Yanacocha as of December 31, 1996. As discussed in such note, Minera Yanacocha is being consolidated in 1997 as the result of a favorable Peruvian Superior Court ruling in February 1997, which confirmed that NGC could increase its interest in Minera Yanacocha from 38% to 51.35%. Opposing parties have filed a request for review of the resolution by the Superior Court of Peru. Peruvian counsel has advised the Corporation that decisions of the Superior Court can be modified by the Supreme Court only in very limited instances and that it is not likely that any further review will be granted.

Batu Hijau

   As discussed in Note 5 of Item 1, in July 1996, NGC and Sumitomo Corporation ("Sumitomo") entered into a definitive partnership agreement to develop and operate the Batu Hijau copper/gold deposit in Indonesia. The estimated cost for development of the open pit mine, mill, and infrastructure including employee housing, a port, electrical generation facilities, interest during construction, cost escalations and working capital is expected to approximate $1.9 billion.

   Under the terms of the agreement with Sumitomo, NGC will contribute its interest in the company that owns the project and Sumitomo will contribute an agreed upon amount of cash, expected to be approximately $235 million. Under the agreement, NGC would retain a 45% interest in the company that owns the project, Sumitomo will have a 35% interest, and an unrelated Indonesian company will own the remaining 20%. The parties' obligations to make their contributions to the partnership are subject to the approval of the Indonesian government.

   The Indonesian government has not yet issued the construction permit nor approved Sumitomo's participation in the project. The Company had expected both approvals in the first quarter and has, to date, received all other required permits and approvals on a timely basis in accordance with its existing Contract of Work. While the Company believes that these approvals will be forthcoming, there can be no assurance, and if they are not obtained on a timely basis, development of the project would be adversely affected. Therefore, the Company has reduced spending on the project and deferred certain equipment purchases.

   Pending the receipt of approvals from the Indonesian government, Sumitomo has agreed to fund until June 30, 1997 up to $100 million of the costs through loans ($75.2 million of which were outstanding at March 31, 1997), which NGC has effectively guaranteed. Loans for up to approximately $70 million are non-interest bearing and additional amounts bear interest at the London Interbank Offering Rate plus .50 percent. Any amounts outstanding under such loans will go towards meeting Sumitomo's cash contribution of the previously mentioned $235 million. Preliminary commitments for approximately $1.0 billion in project financing for development of the property have been obtained, which financing will be guaranteed by NGC and Sumitomo, 56.25% and 43.75%, respectively, until project completion tests are met. The source of NGC's future contributions will be operating cash flow, bank credit lines or other third party financing as needed.

   As a result of the contemplated ownership structure, the Corporation began accounting for its investment in Batu Hijau as an equity investment effective July 1996. The Corporation's investment at March 31, 1997, which is included in other long-term assets, was $46.3 million.

Proposed Merger with Santa Fe Pacific Gold Corporation

   In March 1997, the Corporation announced it had entered into a merger agreement with Santa Fe Pacific Gold Corporation ("Santa Fe") under which each outstanding share of Santa Fe common stock would be exchanged for 0.43 of a share of NMC common stock. A condition of the merger is that it would be accounted for as a pooling of interests. The merger is also subject to the approval of the shareholders of both companies, which is scheduled for May 5, 1997, and other customary conditions. If the Corporation is successful in acquiring Santa Fe, Santa Fe would become a wholly owned subsidiary of NGC. NGC would issue shares of common stock to NMC equal to the number of common shares the Corporation issues to acquire Santa Fe (estimated to be approximately 56.5 million). Merger related expenses are estimated to be $125 million to $130 million and will be recorded in conjunction with the closing of the transaction. Santa Fe reported 1996 sales of $337.2 million and net income of $21.1 million with total assets at December 31, 1996 of $1.3 billion, long-term debt of $454.9 million and net worth of $570.0 million as of the same date.

Forward-Looking Statements

   The foregoing discussion and analysis, as well as certain of the notes to the consolidated financial statements, contain "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, (i) estimates of future gold production for specific operations, (ii) estimates of future production costs for specific operations, (iii) expectations as to the funding of future capital expenditures and other cash needs, (iv) statements as to the projected development of certain ore deposits, including estimates of development and other capital costs and financing plans with respect thereto, (v) estimates of future costs and other liabilities for certain environmental matters and (vi) statements as to the likelihood of the Peruvian Supreme Court granting review in the litigation relating to Minera Yanacocha. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the forward-looking statements or the results projected or implied by the forward-looking statements.

   Future gold production could be affected by, among other things, the price of gold, risks and hazards associated with mining operations, variances in ore grade and metallurgical and other characteristics from assumptions contained in mining plans, labor disputes and acts of God.

   Future production costs could be affected by a number of factors, including, but not limited to, unanticipated geological configurations or other geological or grade problems, metallurgical and other processing problems, the occurrence of inclement or hazardous weather conditions or other unusual operating conditions, the failure of equipment, processes or facilities to operate in accordance with specifications or expectations, labor disputes, accidents and changes in U.S. or foreign laws or regulations or the interpretation, enforcement or implementation thereof.

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

   The development of certain ore deposits could be affected by, among other things, labor disputes, delays in the receipt of or failure to receive necessary governmental permits or approvals, changes in U.S. or foreign laws or regulations or the interpretation, enforcement or implementation thereof, the failure of any of the Corporation's joint venture partners to perform as agreed under the relevant agreements or any termination of any such agreements, unanticipated ground and water conditions, the failure of equipment, processes or facilities to operate in accordance with specifications or expectations, or delays in the receipt of or the ability to obtain any necessary financing.

   Future environmental costs and liabilities could be impacted by changes in U.S. or foreign laws or regulations or the interpretation, enforcement or implementation thereof and other factors beyond the control of the Corporation.

   The statement with respect to the outcome of the pending litigation in Peru is subject to the risk that, notwithstanding the opinion of Peruvian counsel, the Peruvian Supreme Court may grant review of the decision of the Superior Court.

   For a more detailed discussion of the foregoing risks and uncertainties as well as other risks and uncertainties affecting the Corporation and its operations, see "Forward-Looking Statements" contained in Item 1 of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as well as other filings made by the Corporation from time to time with the Securities and Exchange Commission. Many of these factors are beyond the Corporation's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Corporation disclaims any intent or obligation to update publicly any forward-looking statements set forth in this discussion, whether as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

   11 - Statement re Computation of Per Share Earnings.
   27 - Financial Data Schedule.

(b)  Reports filed on Form 8-K during the quarter ended March 31, 1997:


   January 30, 1997 Filing on Form 8-K; Items 5 and 7.

   February 20, 1997 Filing on Form 8-K; Items 5 and 7.

   February 27, 1997 Filing on Form 8-K; Items 5 and 7.

   March 3, 1997 Filing on Form 8-K; Items 5 and 7.

   March 4, 1997 Filing on Form 8-K; Items 2 and 7.

   March 6, 1997 Filing on Form 8-K; Items 5 and 7.

   March 10, 1997 Filing on Form 8-K; Items 5 and 7.

   March 19, 1997 Filing on Form 8-K; Items 5 and 7, including consolidated financial statements for the year ended December 31, 1996, together with the report thereon of Arthur Andersen LLP, independent auditors.

                         SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                            NEWMONT MINING CORPORATION
                            (Registrant)





Date:  April 30, 1997       /s/  WAYNE W. MURDY
                            --------------------------------
                            Wayne W. Murdy
                            Executive Vice President and
                            Chief Financial Officer
                            (Principal Financial Officer)




Date:  April 30, 1997       /s/  GARY E. FARMAR
                            --------------------------------
                            Gary E. Farmar
                            Vice President and Controller
                            (Principal Accounting Officer)

                    EXHIBIT INDEX

                                                             Page
                                                             ----

Exhibit 11 - Statement re Computation of Per Share Earnings  28-29

Exhibit 27 - Financial Data Schedule                         30