Form 10-Q
period 1997-09-30
NEWMONT MINING CORP
filed 1997-11-14
CIK 71824

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ------------

Commission File Number:    1-1153
                         ----------

                           NEWMONT MINING CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                   13-2526632
------------------------------          ---------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
incorporation or organization)


  1700 Lincoln Street, Denver, Colorado                        80203
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                  303-863-7414
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

There were 156,471,540 shares of common stock outstanding on November 12, 1997.

Exhibit index is on page 33.

There are 36 pages included in this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                        Statements of Consolidated Income
                        (In thousands, except per share)
                                   (Unaudited)

                                                  Three Months Ended
                                                     September 30,
                                               ------------------------
                                                 1997           1996
                                               ---------      ---------
Sales and other income
  Sales                                        $ 383,832      $ 302,164
  Dividends, interest and other                   10,869          6,018
                                               ---------      ---------
                                                 394,701        308,182
                                               ---------      ---------

Costs and expenses
  Costs applicable to sales                      181,300        175,657
  Depreciation, depletion and amortization        70,346         52,641
  Exploration and research                        19,923         23,029
  General and administrative                      16,188         17,538
  Interest, net of capitalized interest
    of $4,225 in 1997 and $3,841 in 1996          19,029         15,934
  Other                                            4,377          1,742
                                               ---------      ---------
                                                 311,163        286,541
                                               ---------      ---------
Income before equity income (loss)
  and income taxes                                83,538         21,641

Equity in income (loss) of affiliated
  companies                                       (1,873)        13,009
                                               ---------      ---------

Pre-tax income                                    81,665         34,650

Income tax (expense) benefit                     (16,290)         5,476

Minority interest in income of subsidiaries      (22,233)        (2,509)
                                               ---------      ---------

Net income                                     $  43,142      $  37,617
                                               =========      =========

Net income per common share                    $    0.28      $    0.24
                                               =========      =========

Weighted average number of shares of
  common stock and common stock
  equivalents outstanding                        156,454        156,323
                                               =========      =========

Cash dividends declared per Newmont Mining
  Corporation common share                     $    0.12      $    0.12
                                               =========      =========



                 See Notes to Consolidated Financial Statements

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                        Statements of Consolidated Income
                        (In thousands, except per share)
                                   (Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                --------------------------
                                                   1997            1996
                                                ----------      ----------
Sales and other income
  Sales                                         $1,160,646      $  800,212
  Dividends, interest and other                     50,820          22,089
                                                ----------      ----------
                                                 1,211,466         822,301
                                                ----------      ----------

Costs and expenses
  Costs applicable to sales                        577,047         472,958
  Depreciation, depletion and amortization         196,976         149,242
  Exploration and research                          68,319          59,607
  General and administrative                        50,546          50,350
  Interest, net of capitalized interest
    of $10,205 in 1997 and $12,897 in 1996          57,970          42,280
  Merger and related asset write-offs              157,675              --
  Other                                             12,507           8,795
                                                ----------      ----------
                                                 1,121,040         783,232
                                                ----------      ----------

Income before equity income (loss)
  and income taxes                                  90,426          39,069

Equity in income (loss) of affiliated
  companies                                         (6,347)         35,586
                                                ----------      ----------

Pre-tax income                                      84,079          74,655

Income tax (expense) benefit                          (914)          7,537

Minority interest in income of
  subsidiaries                                     (53,418)         (5,140)
                                                ----------      ----------

Net income                                      $   29,747      $   77,052
                                                ==========      ==========

Net income per common share                     $     0.19      $     0.49
                                                ==========      ==========

Weighted average number of shares of
  common stock and common stock
  equivalents outstanding                          156,322         155,789
                                                ==========      ==========

Cash dividends declared per Newmont
  Mining Corporation common share               $     0.36      $     0.36
                                                ==========      ==========

Cash dividend declared per Santa Fe Pacific
  Gold Corporation common share                 $       --      $     0.05
                                                ==========      ==========


                 See Notes to Consolidated Financial Statements

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                          September 30,    December 31,
                                              1997             1996
                                          ------------     ------------
Assets
  Cash and cash equivalents               $    108,171     $    227,053
  Short-term investments                        13,635           12,724
  Accounts receivable                           45,943           29,663
  Inventories                                  409,424          279,315
  Other current assets                          88,523           52,233
                                          ------------     ------------
     Current assets                            665,696          600,988

  Property, plant and mine
    development, net                         2,564,728        2,391,872
  Other long-term assets                       281,362          289,270
                                          ------------     ------------
          Total assets                    $  3,511,786     $  3,282,130
                                          ============     ============

Liabilities
  Short-term debt                         $     24,547     $     45,981
  Current portion of long-term debt             36,507           19,250
  Accounts payable                              64,723           72,135
  Purchase price payable for Minera
    Yanacocha                                   59,100               --
  Other accrued liabilities                    158,264          140,893
                                          ------------     ------------
     Current liabilities                       343,141          278,259

  Long-term debt                             1,152,249        1,039,875
  Reclamation and remediation
    liabilities                                 80,049           71,702
  Deferred tax liability                        52,133           91,508
  Other long-term liabilities                  157,958          133,825
                                          ------------     ------------
          Total liabilities                  1,785,530        1,615,169
                                          ------------     ------------

Minority interest                              169,973          104,209
                                          ------------     ------------

Contingencies (Note 8)

Stockholders' Equity
  Common stock                                 250,276          249,648
  Capital in excess of par value               814,376          803,331
  Retained earnings                            491,631          509,773
                                          ------------     ------------
          Total stockholders' equity         1,556,283        1,562,752
                                          ------------     ------------

          Total liabilities and
            stockholders' equity          $  3,511,786     $  3,282,130
                                          ============     ============


                 See Notes to Consolidated Financial Statements

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                      Statements of Consolidated Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                              Nine Months Ended
                                                                September 30,
                                                        --------------------------
                                                              1997            1996
                                                        ----------      ----------
Operating activities:
  Net income                                            $   29,747      $   77,052
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization             196,976         149,242
      Deferred prestripping                                 54,590              --
      Merger related asset write-offs                       24,749              --
      Deferred taxes                                       (49,411)          1,819
      Minority interest, net of dividends                    9,471           2,334
      Increase in operating assets:
        Accounts receivable                                (16,443)        (12,788)
        Inventories                                       (146,149)        (72,255)
        Other assets                                        (1,274)        (17,527)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses               (9,542)          4,584
        Other liabilities                                   19,878           2,366
      Other operating                                        4,172          (2,835)
                                                        ----------      ----------
Net cash provided by operating activities                  116,764         131,992
                                                        ----------      ----------

Investing activities:
  Cash acquired in Minera Yanacocha transaction             40,705              --
  Additions to property, plant and mine
    development                                           (300,267)       (420,589)
  Advances to joint venture and affiliates                  (5,688)         (7,944)
  Other                                                        291              61
                                                        ----------      ----------
Net cash used in investing activities                     (264,959)       (428,472)
                                                        ----------      ----------

Financing activities:
  Proceeds from short-term borrowings                        6,406          13,375
  Repayments of short-term borrowings                      (27,840)             --
  Proceeds from long-term borrowings                       747,000         195,000
  Repayments of long-term borrowings                      (655,541)         (4,375)
  Proceeds from issuance of common stock                    11,556         266,980
  Dividends paid on common stock                           (49,842)        (43,303)
  Other                                                     (2,426)           (310)
                                                        ----------      ----------
Net cash provided by financing activities                   29,313         427,367
                                                        ----------      ----------

Net (decrease) increase in cash and cash
  equivalents                                             (118,882)        130,887
Cash and cash equivalents at beginning
  of period                                                227,053          94,994
                                                        ----------      ----------
Cash and cash equivalents at end of period              $  108,171      $  225,881
                                                        ==========      ==========

Supplemental information:
  Interest paid, net of amounts capitalized
    of $10,205 in 1997 and $12,897 in 1996              $   66,705      $   44,884
  Income taxes paid                                     $   44,219      $    3,000



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

         In the opinion of management, these financial statements reflect all adjustments which are necessary for a fair statement of the results for the periods presented. All adjustments, other than those described in Note 2, were of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements of the Corporation restated to give effect to the merger with Santa Fe included on Form 8-K, filed November 12, 1997.

         NMC owns approximately 93.75% of the common stock of Newmont Gold Company ("NGC"). All of NMC's operations are conducted through NGC.

         In addition to adjustments made to conform the accounting policies of the Corporation and Santa Fe as discussed in Note 2, certain prior year amounts have been reclassified to conform to the current year presentation.


(2)      Merger with Santa Fe Pacific Gold Corporation

         On May 5, 1997, the merger between Santa Fe and a wholly-owned subsidiary of NMC was completed, in which the outstanding shares of common stock of Santa Fe were converted into approximately 56.5 million shares of NMC common stock. NMC also reserved approximately 566,000 shares of its common stock for issuance in connection with outstanding Santa Fe stock options that were assumed by NMC in the merger. The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests. In conjunction with the merger, NGC issued shares of common stock to NMC equal to the number of shares of NMC common stock issued in the merger in exchange for all the outstanding shares of Santa Fe. As a result, Santa Fe became a wholly-owned subsidiary of NGC. In addition, NGC issued options to NMC to acquire additional shares of NGC common stock having the same terms as the Santa Fe stock options assumed by NMC in the merger. NMC's consolidated financial statements have been restated for all periods prior to the merger to include the operations of Santa Fe, adjusted to conform with NMC's accounting policies and presentation.

         Both the Corporation and Santa Fe are engaged in the mining and processing of gold ores and exploration and development of gold properties. Separate pre-merger sales and net income of the Corporation and Santa Fe, through the date of the merger, merger adjustments and post-merger sales and net income were as follows:

                                  Three Months Ended September 30,
                                  --------------------------------
                                       1997             1996
                                  --------------     -------------
                                           (In thousands)
Sales
  Pre-Merger
    Corporation                     $         --     $    226,038
    Santa Fe                                  --           76,126
  Merger adjustments                          --               --
  Post-merger                            383,832               --
                                    ------------     ------------
         Total                      $    383,832     $    302,164
                                    ============     ============

Net Income (loss)
  Pre-Merger
    Corporation                     $         --     $     35,398
    Santa Fe                                  --            3,502
  Merger adjustments                          --           (1,283)
  Post-merger                             43,142               --
                                    ------------     ------------
         Total                      $     43,142     $     37,617
                                    ============     ============


                                  Nine Months Ended September 30,
                                  -------------------------------
                                      1997              1996
                                  ------------      -------------
                                        (In thousands)
Sales
  Pre-Merger
    Corporation                   $    357,316      $    561,959
    Santa Fe                           130,540           238,253
  Merger adjustments                        --                --
  Post-merger                          672,790                --
                                  ------------      ------------
         Total                    $  1,160,646      $    800,212
                                  ============      ============

Net Income
  Pre-Merger
    Corporation                   $     31,608      $     65,598
    Santa Fe                            31,702            15,574
  Merger adjustments                  (105,374)           (4,120)
  Post-merger                           71,811                --
                                  ------------      ------------
         Total                    $     29,747      $     77,052
                                  ============      ============


         Merger adjustments reflect conforming accounting policy changes, transaction fees, other one-time expenses associated with the merger and the tax effect of such adjustments and the accounting for the minority interest in income of NGC. Accounting policy changes were primarily related to the accounting treatment for deferred mining costs. Santa Fe included certain depreciation, depletion and amortization charges in deferred mining costs. To the extent Santa Fe capitalized depreciation, depletion and amortization charges as deferred mining costs or as inventory, restatement adjustments have been made to reflect these charges against earnings in the appropriate period. In addition, ore and in-process inventories were not maintained on the same basis as NMC, which resulted in certain balance sheet reclassifications.

         Merger expenses of $157.7 million ($109.2 million net of minority interest and tax) consisted of $133.0 million of transaction costs and $24.7 million in asset write-downs. The transaction costs included a $65.2 million fee paid to Homestake Mining Company to terminate a definitive merger agreement between Santa Fe and Homestake Mining Company, investment advisory fees of $20.3 million, employee benefit and severance costs of $18.0 million and professional fees of $16.7 million. With the exception of approximately $5.0 million, all merger expenses had been disbursed as of September 30, 1997. The asset write-offs related to certain Santa Fe assets that did not meet NMC's valuation criteria included a write-down of the Elkhorn, Montana project and the write-off of duplicative facilities, equipment and information systems costs.

(3)      Inventories

                                         At September 30,    At December 31,
                                               1997                1996
                                         ----------------    ---------------
                                                     (In thousands)
Current:
  Ore and in-process inventories             $    227,918     $    161,806
  Precious metals                                  93,318           35,259
  Materials and supplies                           86,206           80,544
  Other                                             1,982            1,706
                                             ------------     ------------
                                             $    409,424     $    279,315
                                             ============     ============

Non-current:
  Ore in stockpiles (included
    in other long-term assets)               $    112,990     $     85,652
                                             ============     ============


(4)      Acquisition of Additional Interest in Minera Yanacocha

         In November 1993, the French government announced its intention to privatize the mining assets of Bureau de Recherches Geologiques et Minieres, the geological and mining bureau of the French government ("BRGM"), and in September 1994, BRGM announced its intention to transfer its 24.7% interest in Minera Yanacocha, S.A. ("Minera Yanacocha") to another entity. NGC and Compania de Minas Buenaventura, S.A. ("Buenaventura"), then 38.0% and 32.3% owners of Minera Yanacocha, respectively, filed suit in Peru to seek enforcement of a provision in the bylaws of Minera Yanacocha giving shareholders preemptive rights on the proposed sale or transfer of any shareholder's interest. In February 1995, an appellate court in Peru issued a preliminary ruling in favor of NGC and Buenaventura, both of whom elected to exercise their preemptive rights to acquire their proportionate share of the 24.7% interest. In accordance with the court ruling, Minera Yanacocha canceled the BRGM shares and issued shares representing interests in Minera Yanacocha of 13.35% to NGC and 11.35% to Buenaventura. NGC deposited $59.1 million for its additional interest, together with the additional shares, with a Peruvian bank pending the final resolution of the case. NGC borrowed the $59.1 million from the same Peruvian bank with the right of set off against the deposit, and accordingly, these amounts have been netted in the accompanying balance sheets. In September 1996, the trial court determined that NGC and Buenaventura have the right to acquire the 24.7% interest for a purchase price of $109.3 million, $59.1 million attributable to the 13.35% interest of NGC. As established by such ruling, the preemptive rights were triggered in November 1993 and thus the valuation of the shares held in escrow were calculated as of such date. BRGM and other defendants filed an appeal to the Superior Court of Lima challenging the Court's determination that the preemptive rights were triggered and the date and amount of the valuation. In February 1997, the Superior Court upheld the decision of the trial court. Therefore, as of February 1, 1997, the Corporation has consolidated Minera Yanacocha in its financial statements to reflect the increase in its ownership from 38% to 51.35%. The operations of Minera Yanacocha have been consolidated with NGC's ownership interest at 38% for the month of January and 51.35% thereafter.

         BRGM and other defendants filed a request for review of the resolution of the Superior Court by the Supreme Court of Peru which was granted. The Company has been advised that such review is likely to occur before the end of 1997. While the Corporation is unable to predict the outcome of the review, the Corporation has been advised by its Peruvian counsel that the matters that are subject to review are limited. Management believes that it is not probable that the Superior Court's decision will be revised.

         The following pro forma consolidated income statements assume the acquisition of the additional interest in Minera Yanacocha occurred on January 1, 1996 and the pro forma condensed consolidated balance sheet assumes the acquisition of the additional interest occurred on December 31, 1996. The pro forma financial statements are presented for illustrative purposes only and are not necessarily indicative of the consolidated results of operations and financial position which would have been realized had the acquisition of the additional interest been considered to occur as of the dates for which the pro forma financial statements are presented. The pro forma financial statements also are not necessarily indicative of the consolidated results of operations or financial position in the future. For the quarter and nine months ended September 30, 1997, the differences between the pro forma results and reported results are insignificant.

                 NEWMONT MINING CORPORATION AND MINERA YANACOCHA

               PRO FORMA CONSOLIDATED INCOME STATEMENT - UNAUDITED
                        (In thousands, except per share)
                    FOR THREE MONTHS ENDED SEPTEMBER 30, 1996

                                                Newmont          Minera           Pro Forma            Pro Forma
                                                Mining          Yanacocha        Adjustments          Consolidated
                                             ------------      ------------      ------------         ------------
Sales and other income
  Sales                                      $    302,164      $     84,239                           $    386,403
  Dividends, interest and
    other                                           6,018               604                                  6,622
                                             ------------      ------------      ------------         ------------
                                                  308,182            84,843                                393,025
                                             ------------      ------------      ------------         ------------
Costs and expenses
  Costs applicable to sales                       175,657            22,438      $       (604)(A)
                                                                                         (322)(B)
                                                                                         (117)(D)          197,052
  Depreciation, depletion
    and amortization                               52,641             5,886             3,340 (C)           61,867
  Exploration and research                         23,029             4,089                                 27,118
  General and administrative                       17,538                --               321 (B)           17,859
  Interest, net                                    15,934             1,127                                 17,061
  Other                                             1,742               527                                  2,269
                                             ------------      ------------      ------------         ------------
                                                  286,541            34,067             2,618              323,226
                                             ------------      ------------      ------------         ------------
Income before equity income
  (loss) and income taxes                          21,641            50,776            (2,618)              69,799

Equity in income (loss) of
  affiliated companies                             13,009                --           (13,368)(E)
                                                                                         (117)(D)
                                                                                         (604)(A)           (1,080)
                                             ------------      ------------      ------------         ------------
Pre-tax income                                     34,650            50,776           (16,707)              68,719

Income tax (provision) benefit                      5,476           (15,598)             (169)(F)          (10,291)
Minority interest in income of
  subsidiaries                                     (2,509)               --           (17,114)(G)
                                                                                          (74)(H)          (19,697)
                                             ------------      ------------      ------------         ------------
Net income                                   $     37,617      $     35,178      $    (34,064)        $     38,731
                                             ============      ============      ============         ============

Income per common share                      $       0.24                                             $       0.25
                                             ============                                             ============

Weighted average number of
  shares of common stock
  and common stock equivalents
  outstanding                                    156,323                                                   156,323
                                             ============                                             ============


(A) To eliminate royalties paid by Minera Yanacocha to a subsidiary of NGC.
(B) To eliminate management fees paid by Minera Yanacocha to a subsidiary of NGC.
(C) Estimated additional amortization of excess purchase price over net assets acquired.
(D) Reclassification of the Corporation's share (38%) of management fees charged to Minera Yanacocha.
(E) Elimination of equity income recognized for Minera Yanacocha to reflect consolidation.
(F)       Additional adjustment to taxes required for consolidation of Minera
          Yanacocha.
(G)       Minority interest (48.65%) in income of Minera Yanacocha.
(H)       Adjustment of minority interest in income of NGC.

                 NEWMONT MINING CORPORATION AND MINERA YANACOCHA

               PRO FORMA CONSOLIDATED INCOME STATEMENT - UNAUDITED
                        (In thousands, except per share)
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                Newmont          Minera           Pro Forma            Pro Forma
                                                Mining          Yanacocha        Adjustments          Consolidated
                                             ------------      ------------      ------------         ------------
Sales and other income
  Sales                                      $    800,212      $    238,915                           $  1,039,127
  Dividends, interest and
    other                                          22,089             1,614                                 23,703
                                             ------------      ------------      ------------         ------------
                                                  822,301           240,529                              1,062,830
                                             ------------      ------------      ------------         ------------
Costs and expenses
  Costs applicable to sales                       472,958            67,146      $     (1,746) (A)
                                                                                         (809) (B)
                                                                                         (415) (D)         537,134
  Depreciation, depletion
    and amortization                              149,242            18,323             9,737  (C)         177,302
  Exploration and research                         59,607            12,222                                 71,829
  General and administrative                       50,350                --           809 (B)               51,159
  Interest, net                                    42,280             3,591                                 45,871
  Other                                             8,795               979                                  9,774
                                             ------------      ------------      ------------         ------------
                                                  783,232           102,261             7,576              893,069
                                             ------------      ------------      ------------         ------------
Income before equity income
  (loss) and income taxes                          39,069           138,268            (7,576)             169,761

Equity in income (loss) of
  affiliated companies                             35,586                --           (36,483)(E)
                                                                                         (415)(D)
                                                                                       (1,746)(A)           (3,058)
                                             ------------      ------------      ------------         ------------
Pre-tax income                                     74,655           138,268           (46,220)             166,703

Income tax (provision) benefit                      7,537           (42,260)             (461)(F)          (35,184)
Minority interest in income of
  subsidiaries                                     (5,140)               --           (46,708)(G)
                                                                                         (164)(H)          (52,012)
                                             ------------      ------------      ------------         ------------
Net income                                   $     77,052      $     96,008      $    (93,553)        $     79,507
                                             ============      ============      ============         ============

Income per common share                      $       0.49                                             $       0.51
                                             ============                                             ============

Weighted average number of
  shares of common stock
  and common stock equivalents
  outstanding                                     155,789                                                  155,789
                                             ============                                             ============


(A) To eliminate royalties paid by Minera Yanacocha to a subsidiary of NGC.
(B) To eliminate management fees paid by Minera Yanacocha to a subsidiary of NGC.
(C) Estimated additional amortization of excess purchase price over net assets acquired.
(D) Reclassification of the Corporation's share (38%) of management fees charged to Minera Yanacocha.
(E) Elimination of equity income recognized for Minera Yanacocha to reflect consolidation.
(F)       Additional adjustment to taxes required for consolidation of Minera
          Yanacocha.
(G) Minority interest (48.65%) in income of Minera Yanacocha. (H) Adjustment of minority interest in income of NGC.

                 NEWMONT MINING CORPORATION AND MINERA YANACOCHA

           PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                                 (In thousands)
                                DECEMBER 31, 1996


                                                Newmont          Minera          Pro Forma           Pro Forma
                                                Mining          Yanacocha       Adjustments         Consolidated
                                             ------------     ------------     ------------         ------------
Assets
  Cash and cash equivalents                  $    227,053     $     40,705                          $    267,758
  Inventories                                     279,315           15,661                               294,976
  Other                                            94,620           28,848                               123,468
                                             ------------     ------------     ------------         ------------
       Current assets                             600,988           85,214                               686,202

  Property, plant and mine
    development, net                            2,391,872          106,308     $     53,368(A)
                                                                                    (14,445)(B)        2,537,103
  Other long-term assets                          289,270            1,887          (41,115)(C)
                                                                                     (2,843)(A)          247,199
                                             ------------     ------------     ------------         ------------
       Total assets                          $  3,282,130     $    193,409     $     (5,035)        $  3,470,504
                                             ============     ============     ============         ============

Liabilities
  Short-term debt and current
    portion of long-term debt                $     65,231     $     14,256                          $     79,487
  Other current liabilities                       213,028           31,190     $     50,525(A)           294,743
                                             ------------     ------------     ------------         ------------
       Current liabilities                        278,259           45,446           50,525              374,230

  Long-term debt                                1,039,875           24,244                             1,064,119
  Other long-term liabilities                     297,035           15,520                               312,555
                                             ------------     ------------     ------------         ------------
       Total liabilities                        1,615,169           85,210           50,525            1,750,904
                                             ------------     ------------     ------------         ------------

Minority interest in
  subsidiaries                                    104,209               --           52,639(D)           156,848
                                             ------------     ------------     ------------         ------------

Stockholders' equity                            1,562,752          108,199          (14,445)(B)
                                                                                    (41,115)(C)
                                                                                    (52,639)(D)        1,562,752
                                             ------------     ------------     ------------         ------------
       Total liabilities and
         stockholders' equity                $  3,282,130     $    193,409     $     (5,035)        $  3,470,504
                                             ============     ============     ============         ============



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


(5)      Batu Hijau Project

         In July 1996, the Corporation and Sumitomo Corporation ("Sumitomo") entered into a definitive partnership agreement to develop and operate the Batu Hijau copper/gold deposit in Indonesia. The agreement was finalized in May 1997 upon the Indonesian government's approval of Sumitomo's participation in the project. Under the terms of the agreement with Sumitomo, the Corporation contributed its interest in the company that owns the project and Sumitomo will contribute an agreed upon amount of cash, expected to be approximately $230.0 million of which $209.0 million has been contributed as of September 30, 1997. Under this partnership agreement, the Corporation has retained an indirect 45% interest in the company that owns the project and Sumitomo holds an indirect 35% interest in such company. An unrelated Indonesian company owns the remaining 20%.

         The estimated cost for development of the open pit mine, mill, and infrastructure including employee housing, a port, electrical generation facilities, interest during construction, cost escalations and working capital is expected to approximate $1.9 billion. Financing agreements were signed in July 1997, which, subject to satisfaction of certain conditions, will provide $1.0 billion in funds for the project, with the remaining $0.9 billion to be provided by the Corporation and Sumitomo. The financing includes commitments from three export credit agencies with participation of commercial banks. The financing is guaranteed by the Corporation and Sumitomo, 56.25% and 43.75%, respectively, until project completion tests are met, and will be non-recourse to the Corporation thereafter (except with respect to a $125 million contingent support facility that the Corporation and Sumitomo have agreed to provide). Repayment of borrowings under the financing will be over a 13-year period beginning the earlier of six months after project completion or June 15, 2001, and will bear interest at blended fixed and floating rates. Based on current market rates the anticipated weighted average pre-completion interest rate is approximately 6.71% and post-completion interest rate is approximately 7.33%.

         As a result of the contemplated ownership structure, the Corporation began accounting for its investment in Batu Hijau as an equity investment effective July 1996. The Corporation's investment at September 30, 1997, which is included in Other long-term assets, was $45.4 million.


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


(7)      Commodity Instruments

         The Corporation has entered into gold loans and forward sales contracts and has purchased put and written call options to protect the selling price for certain anticipated gold production. Gains and losses realized on such instruments, as well as any cost or revenue associated therewith, are recognized in sales when the related gold is produced. Included in Dividends, interest and other income for the nine months ended September 30, 1997 was $23.6 million relating to the close-out of put and call option contracts. Put and call options, if exercisable at contract maturity date, were initially planned to be converted into spot deferred forward contracts; however, due to the early close-out of such contracts, the related income received was recognized as other income in the period received.

         In July 1997, the Corporation purchased approximately 1.1 million ounces of gold at prices ranging from $329 per ounce to $343 per ounce, to offset spot deferred forward contracts which provided for prices ranging from $412 per ounce to $436 per ounce relating to production through September 1998. The gain from this transaction will be recorded in sales as the related gold is produced.

(8)      Contingencies

Environmental Obligations

         Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements. At September 30, 1997 and December 31, 1996, $47.2 million and $31.8 million, respectively, were accrued for reclamation and remediation costs relating to currently producing mineral properties.

         In addition, the Corporation is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Corporation believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Corporation's best estimate of its liability for these matters, $42.8 million and $49.8 million were accrued for such obligations at September 30, 1997 and December 31, 1996, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Corporation believes that it is reasonably possible that the liability for these matters could be as much as 100% greater or 40% lower than the amount accrued at September 30, 1997. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to other expense in the period estimates are revised.

         Details about certain of the more significant sites involved are discussed below.

Idarado Mining Company ("Idarado") - 80.1% owned by NGC

         In July 1992, NMC and Idarado signed a consent decree with the State of Colorado ("State") which was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally referred to as the "Superfund Act." Idarado settled natural resources damages and past and future response costs and provided habitat enhancement work. In addition, Idarado agreed in the consent decree to undertake specified remediation work at its former mining site in the Telluride/Ouray area of Colorado. The Corporation expects to complete the remediation work at this property by the end of 1997. If the remediation work does not meet specific technical criteria specified in the consent decree, the State and court have reserved the right to require Idarado to perform other remediation work. Idarado and the Corporation have obtained a $16.3 million letter of credit to secure their obligations under the consent decree.

Resurrection Mining Company ("Resurrection") - 100% owned by NGC

         In 1983, the State of Colorado filed a lawsuit under the Superfund Act which involves Resurrection Mining Company and Asarco Incorporated ("Asarco") joint venture mining operation near Leadville, Colorado. This action was subsequently consolidated with a lawsuit filed by the U.S. Environmental Protection Agency ("EPA") in 1986, with the EPA taking the lead role. The proceedings seek to compel the defendants to remediate the impacts of pre-existing, historic mining activities that date back to the mid-1800's which the government agencies claim are causing substantial environmental problems in the area. The lawsuits have named the Corporation, Resurrection, the joint venture and Asarco as defendants in the proceedings. The EPA is also proceeding against other companies with interests in the area.

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

Insurance Coverage

         The Corporation carried insurance policies for which it filed claims for the costs of certain of its remediation activities. Prior to 1993, three of the insurance companies commenced actions against the Corporation seeking judgments that they had no liability. In the fall of 1993, the Corporation instituted a comprehensive lawsuit against its carriers. Since that time, settlement has been reached with a majority of the carriers. Trial of the remaining insurance litigation is scheduled for late 1997. Settlement discussions continue with the remaining carriers. While it is possible that amounts will be recovered, no such amounts have been accrued.

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

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

         The following discussion summarizes the results of operations of Newmont Mining Corporation ("NMC") and its subsidiaries (collectively, the "Corporation") for the quarters and nine months ended September 30, 1997 and 1996 and changes in its financial condition from December 31, 1996. NMC's principal subsidiary is Newmont Gold Company ("NGC"), which holds all the operating assets of the Corporation and is approximately 93.75% owned by NMC. As further discussed in Note 2 of Item 1, the consolidated financial statements have been restated for all periods presented to reflect the merger with Santa Fe Pacific Gold Corporation ("Santa Fe") as a pooling of interests. This discussion should be read in conjunction with the financial statements of the Corporation restated to give effect to the merger with Santa Fe included on Form 8-K, filed November 12, 1997 and Management's Discussion and Analysis included in the Corporation's and Santa Fe's respective 1996 Annual Reports on Form 10-K.

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

         The Corporation recorded net income of $43.1 million, or $0.28 per share, and $29.7 million, or $0.19 per share, in the quarter and nine months ended September 30, 1997 compared with net income of $37.6 million, or $0.24 per share and $77.1 million, or $0.49 per share, in the respective 1996 periods. The increase in the quarter ended September 30, 1997 compared to the respective 1996 period, is primarily attributable to equity gold production increasing to 957,100 ounces in 1997 from 848,200 ounces in 1996 and a $39 decrease in cash costs per equity ounce of gold sold. The nine months ended September 30, 1997 included $23.6 million ($14.3 million net of minority interest and tax) of income on the close-out of put and call option contracts and $157.7 million ($109.2 million net of minority interest and tax) of expenses associated with the Santa Fe merger and the write-off of certain Santa Fe assets that did not meet the Corporation's valuation criteria. Excluding the income on the close-out of option contracts and merger-related expenses, the Corporation earned $124.6 million, or $0.80 per share, in the nine months ended September 30, 1997. This increase compared to 1996 was primarily attributable to equity gold production increasing to 2,832,600 ounces in the nine months ended September 30, 1997 from 2,245,900 ounces in the respective 1996 period and a $30 decrease in cash costs per equity ounce of gold sold.

         Consolidated sales revenue was $383.8 million and $1,160.6 million for the three and nine months ended September 30, 1997 compared to $302.2 million and $800.2 million for the respective 1996 periods. Consolidated sales revenue increased primarily from gold production of 1,095,300 ounces and 3,216,600 ounces in the quarter and nine months ended September 30, 1997, compared to 764,800 ounces and 2,007,900 ounces in the respective 1996 periods. Consolidated sales revenue in 1997 included sales of 284,100 ounces ($92.3 million) for the third quarter and 769,300 ounces ($259.5 million) for the first nine months from Minera Yanacocha. Consolidated sales revenue in 1996 does not include Minera Yanacocha since it was accounted for under the equity method. The average gold price received per ounce on NGC's consolidated production was $350 and $361 in the quarter and nine months ended September 30, 1997 compared to an average gold price per ounce of $393 and $399 for the respective 1996 periods. The average gold price realized for the quarter and nine months ended September 30, 1997 was approximately $30 per ounce and $27 per ounce higher than market prices due to gold price commodity instruments. In July 1997, the Corporation purchased approximately 1.1 million ounces of gold at prices ranging from $329 per ounce to $343 per ounce to offset spot deferred forward contracts which provided for prices ranging from $412 per ounce to $436 per ounce relating to production through September 1998. The gain on this transaction will be recorded as the related gold is produced over the next twelve months.

         The effects of the changes in the average gold price received and the consolidated production levels on sales revenue between the September 30, 1997 and 1996 periods are reflected in the following table (in millions):

                                                    Three Months Ended  Nine Months Ended
                                                        September 30,     September 30,
                                                     ------------------ -----------------
     Increase (decrease) in sales revenue due to:
Production                                                  $  130.5      $  482.3
Average gold price received                                    (48.8)       (121.9)
                                                            --------      --------
                                                            $   81.7      $  360.4
                                                            ========      ========

         Dividends, interest and other income were $10.9 million and $50.8 million for the three and nine months ended September 30, 1997 compared with $6.0 million and $22.1 million for the respective 1996 periods. Dividends, interest and other income for the nine months ended September 30, 1997 included $23.6 million from the close-out of put and call option contracts, $6.5 million related to business interruption insurance for the refractory ore treatment plant in Nevada, and $5.1 million from the disposition of a uranium property. Put and call options contracts, if exercisable at contract maturity date, were initially planned to be converted into spot deferred forward contracts; however, due to the early close-out of such contracts, the related income received was recognized as other income in the period received.

         Costs applicable to sales were $181.3 million and $577.0 million for the quarter and nine months ended September 30, 1997 compared to $175.7 million and $473.0 million for the quarter and nine months ended September 30, 1996. Higher costs for the third quarter of 1997 resulted from the consolidation of Minera Yanacocha ($22.9 million), partially offset by lower costs from the Nevada operations. The increase in costs applicable to sales in the 1997 nine-month period was primarily due to the consolidation of Minera Yanacocha ($73.5 million), as well as the costs associated with Minahasa, an Indonesian project that commenced operations in April 1996, and increased production from NGC's Nevada operations.

         NGC's costs applicable to sales per ounce of gold sold were as follows for the quarters and nine months ended September 30, 1997 and 1996:

                                              For Three Months Ended September 30,
                                             --------------------------------------
                                             Per Consolidated         Per Equity
                                             Ounce of Production  Ounce of Production
                                              1997       1996       1997       1996
                                             ------     ------     ------     ------
Cash operating costs                         $  157     $  217     $  170     $  204
Royalties                                         4         10          3          9
Other cash costs                                  1          1          2          1
                                             ------     ------     ------     ------
   Total cash costs                             162        228        175        214
Other                                             2          2          2          2
                                             ------     ------     ------     ------
   Total costs applicable to sales           $  164     $  230     $  177     $  216
                                             ======     ======     ======     ======


                                              For Nine Months Ended September 30,
                                             --------------------------------------
                                             Per Consolidated         Per Equity
                                             Ounce of Production  Ounce of Production
                                              1997       1996       1997       1996
                                             ------     ------     ------     ------
Cash operating costs                         $  170     $  219     $  182     $  206
Royalties                                         4         12          4         11
Other cash costs                                  1          1          2          1
                                             ------     ------     ------     ------
   Total cash costs                             175        232        188        218
Other                                             2          2          2          2
                                             ------     ------     ------     ------
   Total costs applicable to sales           $  177     $  234     $  190     $  220
                                             ======     ======     ======     ======


         The above 1996 consolidated amounts do not take into account NGC's interest in Minera Yanacocha because it was accounted for on the equity basis. The decrease in consolidated per ounce costs between years was the result of the inclusion of Minera Yanacocha in the consolidated results as well as decreases in costs incurred at the Nevada operations and the international operations. On an equity basis, the decrease in per ounce costs was attributable to decreases in costs at the Nevada operations, the impact of the additional interest in Minera Yanacocha and certain one time adjustments related to leach pad inventory at Mesquite and Minera Yanacocha.

         Depreciation, depletion and amortization ("DD&A") was $70.3 million and $197.0 million in the quarter and nine months ended September 30, 1997 compared to $52.6 million and $149.2 million in the respective 1996 periods. The increases of $17.7 million and $47.8 million, respectively, were primarily due to the consolidation of Minera Yanacocha ($8.2 million and $24.7 million, respectively), the commencement of operations at the Minahasa project in April 1996 and the start-up of new processing facilities at the Nevada operations.

         Following are mine operation results from NGC's primary operating areas.

NEVADA

         NGC's primary North American operations are located in the Carlin Region, hereafter referred to as "Carlin" and in the Winnemucca Region, hereafter referred to as "Winnemucca", collectively referred to as "Nevada".

                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                ---------------------   -----------------------
                                   1997        1996         1997         1996
                                ---------   ---------   ----------   ----------
Nevada Operations:
 (in millions, except ozs.)

Gold production (000 ozs.)          652.0       626.6      1,964.5      1,674.8
Sales                           $   230.9   $   244.9   $    713.5   $    663.4
Costs applicable to sales           129.1       143.5        406.4        396.6
Depreciation, depletion and
  amortization                       44.1        40.1        123.1        115.8


         Gold production increased in the third quarter and first nine months of 1997 compared to the same periods of 1996 as the result of higher grades of ore processed and improved recovery rates from the Nevada operation's oxide mills and leach pads and the start-up of an autoclave and flotation plant at Winnemucca.

         Sales decreased in the three months ended September 30, 1997 compared to the corresponding period in 1996 primarily due to a decrease in the average gold price realized of $39 per ounce, slightly offset by the increase in gold production. Sales increased in the nine months ended September 30, 1997 compared to the corresponding period in 1996 primarily due to the increase in production, partially offset by a decrease in the average gold price realized of $33 per ounce.

         Costs applicable to sales decreased in the quarter ended September 30, 1997 compared to the corresponding period in 1996 primarily due to processing a higher percentage of lower-cost oxide ore. In the nine month period ended September 30, 1997 compared to the corresponding 1996 period costs applicable to sales increased primarily due to the increase in production, partially offset by a reduction in the amount of royalty-burdened ore produced.

         DD&A increased in the quarter and nine months ended September 30, 1997 from the corresponding periods in 1996 primarily due to the start-up of new processing facilities at Winnemucca and increased production, partially offset by lengthening estimated useful lives of certain assets as a result of the addition of refractory ore reserves.

         The following table reflects Nevada's costs applicable to sales per ounce of gold sold for the respective periods:

                             Three Months Ended Nine Months Ended
                                September 30,     September 30,
                             ------------------ -----------------
                                1997     1996     1997     1996
                             --------  -------- --------  -------
Cash operating costs            $190     $215     $197     $218
Royalties                          5       13        7       16
Other cash costs                   2        1        3        1
                                ----     ----     ----     ----
     Total cash costs            197      229      207      235
Other                              2        2        2        2
                                ----     ----     ----     ----
     Total costs applicable
       to sales                 $199     $231     $209     $237
                                ====     ====     ====     ====


         Lower cash operating costs per ounce for the 1997 periods primarily reflects increased production.

         The roaster was shut down for approximately four weeks early in the third quarter due to mechanical problems. During this shut-down period, scheduled maintenance initially planned for September 1997 was also performed. The roaster resumed production during August 1997 and has been running at or above designed capacity. A claim for business interruption insurance has been filed and is estimated at $6.5 million.

         NGC is working with Barrick Goldstrike Mines Inc. in assessing the most economical way to access high-grade ore, at the Betze Post pit, which has been affected by a pit wall slide. No impact on 1997 costs or production is expected. However, certain production previously scheduled for 1998 and 1999 will be deferred.

CALIFORNIA

         NGC operates a mine and heap leach operation at Mesquite in Imperial County in southern California.

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                   -------------------     -------------------
                                      1997        1996        1997        1996
                                   -------     -------     -------     -------
Mesquite mine:
  (in millions, except ozs.)

Gold production (000 ozs.)            56.3        43.8       178.6       149.7
Sales                            $    23.3   $    18.1   $    74.0   $    61.5
Costs applicable to sales             10.4        11.0        38.6        36.6
Depreciation, depletion and
  amortization                         5.4         4.9        18.0        15.5

         Mesquite's gold production increased in the quarter and nine months ended September 30, 1997 from the corresponding 1996 periods as a result of significantly increased recoveries. The increase in sales was attributable to the increase in ounces produced.

         Costs applicable to sales decreased in the quarter ended and increased in the nine months ended September 30, 1997, as compared to the corresponding 1996 periods. The decrease in the quarter ended is primarily due to an adjustment in the estimated ultimate recoveries on the leach pad, offset by an increase in production. The increase in the nine months ended is primarily due to the increase in production partially offset by the recovery adjustment.

         Increased DD&A in the quarter and nine months ended September 30, 1997 from the corresponding 1996 periods was attributable to equipment purchased in 1996 and 1997.

         The following table reflects Mesquite's costs applicable to sales per ounce of gold sold for the respective periods:

                               Three Months Ended     Nine Months Ended
                                  September 30,          September 30,
                                -----------------     -----------------
                                 1997       1996       1997       1996
                                ------     ------     ------     ------
Cash operating costs            $  181     $  248     $  214     $  242
Other cash costs                     0          0          0          0
                                ------     ------     ------     ------
     Total cash costs              181        248        214        242
Other                                4          3          3          3
                                ------     ------     ------     ------
     Total costs applicable
       to sales                 $  185     $  251     $  217     $  245
                                ======     ======     ======     ======


         Lower cash operating costs per ounce in 1997 were attributable to the increase in production and change in estimated recoveries.

ZARAFSHAN-NEWMONT

         Zarafshan-Newmont Joint Venture ("Zarafshan-Newmont") is a 50% - 50% joint venture between a subsidiary of NGC and two Uzbekistan governmental entities which began production from existing stockpiles in September 1995. The Corporation accounts for Zarafshan-Newmont on a proportional consolidation basis.

                                        Three Months Ended       Nine Months Ended
                                           September 30,           September 30,
                                        -------------------     -------------------
                                           1997        1996        1997        1996
                                        -------     -------     -------     -------
Zarafshan-Newmont mine:
  (in millions, except ozs.)

Gold production (000 equity ozs.)          50.5        45.2       164.0       113.0
Sales                                 $    16.3   $    17.4   $    55.0   $    43.9
Costs applicable to sales                  10.3        11.0        34.4        25.2
Depreciation, depletion and
  amortization                              3.0         2.7         9.0         8.2


         Zarafshan-Newmont's gold production increased in the quarter and nine months ended September 30, 1997 from the corresponding 1996 periods due to operational improvements that were made to the plant throughout 1996 and 1997. During the first nine months of 1997, the plant operated at 95% design capacity and during the third quarter of 1997 exceeded design capacity.

         Sales decreased in the quarter and nine months ended September 30, 1997 from the corresponding 1996 periods due primarily to a decrease in the average realized gold price of $62 per ounce and $52 per ounce, respectively. This decrease was partially offset by the increase in production.

         Costs applicable to sales increased in the nine months ended September 30, 1997 from the corresponding 1996 period, primarily due to the increase in production. Costs applicable to sales in the third quarter of 1996 included an adjustment for a reduction in the estimated gold recovery rate.

         The following table reflects Zarafshan-Newmont's costs applicable to sales per ounce of gold sold:

                                Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                -------------------     -------------------
                                  1997        1996        1997        1996
                                -------     -------     -------     -------
Cash operating costs            $   203     $   242     $   209     $   222
Other cash costs                      0           0           0           0
                                -------     -------     -------     -------
     Total cash costs               203         242         209         222
Other                                 1           1           1           1
                                -------     -------     -------     -------
     Total costs applicable
       to sales                 $   204     $   243     $   210     $   223
                                =======     =======     =======     =======


         The decrease in cash operating costs per ounce is due to the increase in production, lower operating costs and the negative impact in the 1996 periods of an adjustment to record the reduction in the estimated gold recovery rate.

MINERA YANACOCHA

         NGC operates a heap leach mining operation in northern Peru. The operations of Minera Yanacocha have been consolidated in 1997. In 1996, Minera Yanacocha was accounted for under the equity method with NGC's equity interest in production reflected in Equity in income of affiliated companies.

                                      Three Months Ended       Nine Months Ended
                                         September 30,           September 30,
                                      -------------------     -------------------
                                        1997        1996        1997        1996
                                      -------     -------     -------     -------
Minera Yanacocha Operations:
  (in millions, except ozs.)

Gold production (000 ozs.)              284.1       219.5       769.3       611.3
Sales                                 $  92.3     $  84.2     $ 259.5     $ 238.9
Costs applicable to sales                22.9        21.7        73.5        64.9
Depreciation, depletion and
  amortization                        $   8.2     $   5.9     $  24.7     $  18.3
Equity gold production (000 ozs.)       145.9        83.4       385.3       232.3


         Minera Yanacocha's gold production increased in the quarter and nine months ended September 30, 1997 from the corresponding 1996 periods as a result of higher ore tons mined and placed, combined with increased recovery rates. The Corporation expects Minera Yanacocha's production in 1997 to be approximately 1 million ounces.

         Sales increased in the quarter and nine months ended September 30, 1997 from the corresponding 1996 periods primarily due to the increase in production, partially offset by a decrease of $59 and $54, respectively, in the average realized gold price per ounce.

         Costs applicable to sales increased in the quarter and nine months ended September 30, 1997 from the corresponding 1996 periods, due primarily to the increase in production. This increase was partially offset by an adjustment in the estimated ultimate recoveries on the leach pads.

         Increased Depreciation, depletion and amortization in the quarter and nine months ended September 30, 1997 from the corresponding 1996 periods was attributable to the depreciation of property, plant and equipment placed in service in 1996 and 1997.

         The following table reflects Minera Yanacocha's costs applicable to sales per ounce of gold sold:

                               Three Months Ended      Nine Months Ended
                                  September 30,          September 30,
                                -----------------     -----------------
                                 1997       1996       1997       1996
                                ------     ------     ------     ------
Cash operating costs            $   72     $   88     $   86     $   95
Royalties                           10         11         11         12
Other cash costs                     0          0          0          0
                                ------     ------     ------     ------
     Total cash costs               82         99         97        107
Other                                3          3          3          3
                                ------     ------     ------     ------
     Total costs applicable
       to sales                 $   85     $  102     $  100     $  110
                                ======     ======     ======     ======


         Lower cash operating costs per ounce in 1997 were attributable to the increase in production and an adjustment to reflect a change in estimated recoveries.

MINAHASA

         NGC began commercial production at the Minahasa property in Indonesia in April 1996.

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                    -------------------     -------------------
                                      1997        1996        1997        1996
                                   -------     -------     -------     -------
Minahasa mine:
  (in millions, except ozs.)

Gold production (000 ozs.)            52.4        49.2       140.2        76.1
Sales                            $    21.0   $    21.8   $    58.6   $    31.4
Costs applicable to sales              8.6        10.2        24.1        14.7
Depreciation, depletion and
  amortization                         5.6         3.1        12.8         5.3


         Minahasa gold production for the nine months ended September 30, 1996 includes 5,700 ounces that were produced before commercial operations commenced and the revenue from these ounces was credited against the capitalized costs of the project.

         The increase in sales is attributable to the increase in production. The increase in production for the nine months ended September 30, 1997 compared to the corresponding 1996 period is due to a full nine months of operations in 1997. The average gold price realized for the quarter and nine months ended September 30, 1997 was $401 per ounce and $418 per ounce, which were higher than market prices due to gold price hedging contracts for approximately 10,400 ounces per month at an average price of $454 per ounce.

         Costs applicable to sales decreased in the quarter ended, and increased in the nine months ended, September 30, 1997 compared to the corresponding 1996 periods. The decrease in the quarter is primarily due to lower contract mining costs. The increase in the nine months is primarily due to a full nine months of operation in 1997.

         The following table reflects Minahasa's costs applicable to sales per ounce of gold sold:

                             Three Months Ended Nine Months Ended
                                September 30,     September 30,
                                -------------     -------------
                                1997     1996     1997     1996
                                ----     ----     ----     ----
Cash operating costs            $169     $200     $177     $199
Royalties                          4        8        4        8
Other cash costs                   0        0        0        0
                                ----     ----     ----     ----
     Total cash costs            173      208      181      207
Other                              2        2        2        2
                                ----     ----     ----     ----
     Total costs applicable
       to sales                 $175     $210     $183     $209
                                ====     ====     ====     ====


         The decreases in costs applicable to sales per ounce of gold sold resulted from increased production.

OTHER

         Following is a discussion of certain other consolidated expenses of the Corporation.

         Exploration and research expense was $19.9 million and $68.3 million in the quarter and nine months ended September 30, 1997 compared to $23.0 million and $59.6 million in the corresponding 1996 periods. The increase in the nine months ended is primarily due to the consolidation in 1997 of Minera Yanacocha ($7.9 million) and increased activities in Central Asia (including Uzbekistan, Kazakhstan and the Kyrgyz Republic).

         Exploration and research expense by geographic location was as follows:

                                   For the Three Months Ended September 30,
                                   ----------------------------------------
                                              1997         1996
                                            -------      -------
                                              (in thousands)
     United States                          $10,605      $12,382
     South America                            4,766        4,156
     Southeast Asia                           2,427        2,979
     Central Asia                             1,652        1,332
     Other                                      473        2,180
                                            -------      -------
                                            $19,923      $23,029
                                            =======      =======

                                   For the Nine Months Ended September 30,
                                   ---------------------------------------
                                             1997          1996
                                            -------      -------
                                               (in thousands)
     United States                          $31,371      $31,099
     South America                           16,254        9,005
     Southeast Asia                          10,140        9,651
     Central Asia                             6,444        3,175
     Other                                    4,110        6,677
                                            -------      -------
                                            $68,319      $59,607
                                            =======      =======


         Interest expense, net of amounts capitalized, increased to $19.0 million and $58.0 million in the quarter and nine months ended September 30, 1997 from $15.9 million and $42.3 million in the corresponding 1996 periods, respectively. The increase was primarily due to the consolidation of Minera Yanacocha in 1997. In addition, the nine month period was impacted by the cessation of interest capitalization on certain Winnemucca projects placed in service during 1997.

         Income tax expense of $16.3 million and $0.9 million were recorded for the quarter and nine months ended September 30, 1997 compared to benefits of $5.5 million and $7.5 million in the quarter and nine months ended September 30, 1996. The increase in tax expense for 1997 was primarily due to increased pre-tax income and the consolidation of Minera Yanacocha (previously accounted for on an equity basis).

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 1997 the Corporation's cash outlays included $300.3 million for capital expenditures and $49.8 million for dividend payments. Capital expenditures included approximately $196.0 million on projects at the Nevada operations, which were primarily associated with processing equipment, capitalized mining costs and underground development. In addition, $74.4 million, $19.7 million and $4.9 million was spent on minesite development at Minera Yanacocha, Minahasa and Zarafshan- Newmont, respectively. These expenditures were funded from operating cash flows, existing cash balances, net borrowings of $70.0 million, and proceeds of $11.6 million from the sale of stock. The Corporation used $146.1 million during 1997 for inventory increases, which principally resulted from stockpiling ore at the Nevada operations.

         Net borrowings during the nine months ended September 30, 1997 included $270.0 million of drawdowns under a new $1.0 billion revolving credit facility which replaced separate facilities held by NGC and Santa Fe. Minera Yanacocha also completed a $100.0 million debt, financing which will be used to finance capital expansion and operating needs at Minera Yanacocha.

         Cash on hand, operating cash flow and short-term and long-term borrowings will be used to fund the Corporation's capital expenditures and other cash requirements for the remainder of 1997.

         Other than the inventory increases previously discussed, the significant changes in the balance sheet from December 31, 1996 to September 30, 1997 were primarily the result of the consolidation of Minera Yanacocha. See
Note 4 of Item 1 for a pro forma balance sheet of the Corporation consolidating Minera Yanacocha as of December 31, 1996. As discussed in such note, Minera

Yanacocha is consolidated in 1997 as the result of a favorable Peruvian Superior Court ruling in February 1997, which held that NGC was entitled to increase its interest in Minera Yanacocha from 38% to 51.35%. BRGM and other defendants have filed a request for review of the resolution of the Superior Court by the Supreme Court of Peru which was granted. The Corporation has been advised that such review is likely to occur before the end of 1997. While the Corporation is unable to predict the outcome of the review, the Corporation has been advised by its Peruvian counsel that the matters that are subject to review are limited. Management believes that it is not probable that the Superior Court's decision will be revised.

         The Corporation's profitability is significantly affected by changes in the market price of gold. Gold prices fluctuate widely and are affected by numerous factors, such as demand for precious metals, forward selling by producers, central bank sales and purchases of gold, and production levels in major gold-producing regions. During the latter half of 1997, the market price of gold has dropped to the lowest level of the past 12 years. Several central banks have recently sold a portion of their gold reserves and others have discussed proposals to sell. The perception that central banks may further reduce their gold reserve holdings as well as the belief that major world economies can sustain a low-inflationary environment could continue to adversely impact the market price of gold for an extended period of time. Although the Corporation is one of the lowest cost producers in the industry, a sustained period of low gold prices could have a material adverse affect on the Corporation's financial position and results of operations.

BATU HIJAU

         As discussed in Note 5 of Item 1, in July 1996, the Corporation and Sumitomo Corporation ("Sumitomo") entered into a definitive partnership agreement to develop and operate the Batu Hijau copper/gold deposit in Indonesia.

         The estimated cost for development of the open pit mine, mill, and infrastructure including employee housing, a port, electrical generation facilities, interest during construction, cost escalations and working capital is expected to approximate $1.9 billion. Financing agreements were signed in July 1997, under which, subject to satisfaction of certain conditions, will provide $1.0 billion in funds for the project, with the remaining $0.9 billion to be provided by the Corporation and Sumitomo. The financing includes commitments from three export credit agencies with participation of commercial banks. The financing is guaranteed by the Corporation and Sumitomo, 56.25% and 43.75%, respectively, until project completion tests are met, and will be non-recourse to the Corporation thereafter (except with respect to a $125 million contingent support facility that the Corporation and Sumitomo have agreed to provide). Repayment of the borrowings under the financing will be over a 13-year period beginning the earlier of six months after project completion or June 15, 2001, and will bear interest at blended fixed and floating rates. Based on current market rates, the anticipated pre-completion average interest rate is approximately 6.71% and the post-completion rate is approximately 7.33%.

         Under the terms of the agreement with Sumitomo, NGC contributed its interest in the company that owns the project and Sumitomo will contribute an agreed upon amount of cash, expected to be approximately $230 million, of which $209 million has been contributed as of September 30, 1997. Under this partnership agreement, NGC has retained an indirect 45% interest in the company that owns the project and Sumitomo holds an indirect 35% interest in such company. An unrelated Indonesian company owns the remaining 20%. The source of the Corporation's future cash obligations will be operating cash flow, bank credit lines or other third party financing as needed.

         As a result of the contemplated ownership structure, the Corporation began accounting for its investment in Batu Hijau as an equity investment effective July 1996. NGC's investment at September 30, 1997, which is included in Other long-term assets, was $45.4 million.

FORWARD-LOOKING STATEMENTS

         The foregoing discussion and analysis, as well as certain of the notes to the consolidated financial statements, contain "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, (i) estimates of future gold production for specific operations, (ii) estimates of future production costs for specific operations, (iii) expectations as to the funding of future capital expenditures and other cash needs, (iv) statements as to the projected development of certain ore deposits, including estimates of development and other capital costs and financing plans with respect thereto,
(v) estimates of future costs and other liabilities for certain environmental matters and (vi) statements as to the likelihood of the Peruvian Supreme Court revising the Superior Court's decision. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the forward-looking statements or the results projected or implied by the forward-looking statements.

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

         The amount and timing of future capital expenditures could be influenced by a number of factors, including the timing of receipt of necessary permits and other governmental approvals, the failure of equipment, processes or facilities to operate in accordance with specifications and expectations, labor disputes and unanticipated changes in mine plans. The funding of such expenditures and other cash needs will be affected by the level of cash flow generated by the Corporation (which is affected by the price the Corporation receives for gold sold) and the ability of the Corporation to otherwise finance such expenditures, which in turn could be affected by general U.S. and international economic and political conditions, political and economic conditions in the country in which the expenditure is being made, as well as financial market conditions.

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

         The statements with respect to the outcome of the pending litigation in Peru is subject to the risk that, notwithstanding the opinion of management, the Peruvian Supreme Court could revise the decision of the Superior Court.

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

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

      11 - Statement re Computation of Per Share Earnings.
      27 - Financial Data Schedule.

(b) Reports filed on Form 8-K during the quarter ended September 30, 1997:

      No reports were filed on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NEWMONT MINING CORPORATION
                                       (Registrant)





Date: November 13, 1997                /s/  WAYNE W. MURDY
                                       -------------------------------
                                       Wayne W. Murdy
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)




Date: November 13, 1997                /s/  LELAND W. KRUGERUD
                                       -------------------------------
                                       Leland W. Krugerud
                                       Vice President, Accounting and
                                       Information Systems
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX

                                                                  Page
                                                                  ----
Exhibit 11 - Statement re Computation of Per Share Earnings       34-35

Exhibit 27 - Financial Data Schedule                              36