Form 10-K
period 1997-12-31
NEWMONT MINING CORP
filed 1998-03-27
CIK 71824

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

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______ TO _______

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

COMMON STOCK, $1.60 PAR VALUE                         NEW YORK STOCK EXCHANGE
                                                           PARIS BOURSE
                                                        SWISS STOCK EXCHANGE
                                                       BRUSSELS STOCK EXCHANGE
                                                        LIMA STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X     NO
                                        -----     -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT (BASED ON THE CLOSING SALE PRICE OF THE SHARES ON THE NEW YORK STOCK EXCHANGE) ON MARCH 5, 1998 WAS APPROXIMATELY $4,241,260,000.

THE NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING ON MARCH 5, 1998 WAS 156,472,056.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1997 (PART II).

PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED PURSUANT TO REGULATION 14A PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934 FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 7, 1998 (PART III).

================================================================================

     This document contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting Newmont Mining Corporation and its subsidiaries. For a discussion thereof, see page 15.


                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

INTRODUCTION

     Newmont Mining Corporation ("Newmont") was incorporated in 1921 under the laws of Delaware. Its principal asset is approximately 93.75% of the outstanding shares of common stock of Newmont Gold Company, a Delaware corporation. Newmont Gold Company is engaged, directly and through its subsidiaries and affiliates, in the production of gold, the development of gold properties, the exploration for gold and the acquisition of gold properties worldwide. Newmont Gold Company produces gold from operations in Nevada and California, as well as in Peru, Indonesia and the Central Asian Republic of Uzbekistan. Newmont Gold Company, together with its subsidiaries (unless the context otherwise requires), is referred to herein as "NGC." Newmont, together with NGC, is referred to herein as the "Corporation."

     On May 5, 1997, Newmont acquired pursuant to a merger (the "Merger") Santa Fe Pacific Gold Corporation ("Santa Fe"). Each outstanding share of common stock of Santa Fe was converted in the Merger into the right to receive 0.43 of a share of common stock of Newmont. Upon consummation of the Merger, shares of common stock of Santa Fe were contributed to NGC in exchange for (i) shares of NGC common stock in an amount equal to the number of shares of Newmont common stock issued in the Merger and (ii) options to acquire additional shares of NGC common stock having the same terms as the Santa Fe stock options assumed by Newmont pursuant to the Merger. As a result, Santa Fe became a wholly-owned subsidiary of NGC, and the number of outstanding shares of Newmont common stock continued to be equal to the number of shares of NGC common stock owned by Newmont. The Merger qualified as a tax-free reorganization and was accounted for as a pooling of interests. All information set forth in this Report with respect to periods prior to 1997 has been restated to reflect the Merger.

     Substantially all of the Corporation's consolidated sales and operating profit in 1995 related to its U.S. gold mining activities. In 1996, 90% of NCG's consolidated sales resulted from operations in the U.S. and 10% from its foreign operations in Uzbekistan Indonesia. In 1997, the Corporation's consolidated sales resulted from operations in the U.S., Peru, Uzbekistan and Indonesia. In 1997, 76% of NGC's equity production of gold related to its U.S. operations and 24% to its foreign operations. At December 31, 1997, approximately 20% of the Corporation's consolidated assets related to its foreign operations.

NEWMONT GOLD COMPANY

OVERVIEW

     NGC produces gold in Nevada and California. It also produces gold through a 51.35% owned company in Peru and a 50% owned venture in Uzbekistan which commenced gold production in September 1995. NGC additionally has an 80% interest in an Indonesian company which commenced gold production in March 1996 and an indirect 45% interest in a second Indonesian company that holds an interest in a large copper/gold project which is currently in the construction stage. NGC also has a 44% interest in a project in Mexico which is undergoing development and is scheduled to commence production in mid-1998. In addition to exploration activities conducted in connection with these operations and projects, NGC continues to explore for gold and/or is conducting joint venture activities in other parts of these countries as well as in North America, Latin America, South America, Southeast Asia and Central Asia. NGC had 52.7 million equity ounces of proven and probable gold reserves at December 31, 1997 and
55.2 million equity ounces of proven and probable gold reserves at December 31, 1996.

NEVADA

Production

     NGC's Nevada operations include Carlin, located on the geological feature known as the Carlin Trend which Newmont discovered in 1961, and operations acquired in the Merger located in Nevada, referred to as the Winnemucca Region. The Carlin Trend, located near Carlin, Nevada, is the largest gold district discovered in North America in this century. The Winnemucca Region includes the Twin Creeks mine near Winnemucca, Nevada, the Lone Tree Complex near Battle Mountain, Nevada, and the 50% interest in The Rosebud Mining Company, L.L.C. ("Rosebud") west of Winnemucca, Nevada. Production began in 1965 at Carlin, in 1990 at Twin Creeks, in 1991 at the Lone Tree Complex and in 1997 at Rosebud. See map description in Appendix I.

     Gold production in Nevada totaled 2,776,500 ounces in 1997 at a total cash cost of $207 per ounce, 2,328,300 ounces in 1996 at a total cash cost of $234 per ounce and 2,297,100 ounces in 1995 at a total cash cost of $214 per ounce. Production in 1998 is expected to decrease slightly as a result of plans to conserve cash during the current low gold price environment. Such plans include reduced mining rates at certain deposits, operating three mills on a scheduled periodic basis and deferral of certain capital spending. To accommodate these plans, the workforce in Nevada was reduced by 285 employees in January 1998.

     In 1997, ore was mined from 17 open-pit deposits and from five underground mines. The Post deposit at Carlin is mined by Barrick Goldstrike Mines Inc. under a joint mining agreement. At the end of 1997, this ore body contained approximately 1.75 million ounces of proven and probable reserves for NGC's account. The parties share the cost of mining the ore body in proportion to their interests in the contained gold. Production initially scheduled from 1998 mining activity at the Post deposit has been deferred due to a pit wall failure that occurred in mid-1997. During 1998, waste removal will occur to accommodate the revised mine plan. The 50%-owned Rosebud underground mine is operated by Hecla Mining Company. All ore mined from Rosebud is transported to Twin Creeks for processing at an agreed upon cost.

     The following table presents Nevada operations mine production data:

                             NEVADA MINE PRODUCTION
                              (DRY SHORT TONS 000)



                             MILL        LEACH
                             ORE          ORE       WASTE       TOTAL
                            -----       ------     -------     -------
Open-Pit Mines
Carlin Trend
  Carlin South              7,649      27,544      41,312      76,505
  Carlin North-Post         4,721           7      47,914      52,642
  Carlin North-
  Genesis Complex             612      10,381      26,331      37,324
  Carlin North-Other        1,860       3,668      20,843      26,371
Twin Creeks                 4,418      11,191      99,942     115,551
Lone Tree Complex           2,874       7,104      50,267      60,245
                           ------      ------     -------     -------
Total Open-Pit             22,134      59,895     286,609     368,638
                           ------      ------     -------     -------
Nevada Underground
Carlin North                  683           0           0         683
Carlin Rain                   145          29           0         174
Rosebud (50%)                 113           0           0         113
                           ------      ------     -------     -------
Total Underground             941          29           0         970
                           ------      ------     -------     -------
Total Nevada               23,075      59,924     286,609     369,608
                           ======      ======     =======     =======
*Ounce per ton





                              MILL        LEACH
                              ORE          ORE       WASTE       TOTAL
                             -----       ------     -------     -------
Open-Pit Mines
Carlin Trend
  Carlin South               8,407      30,891      57,805      97,103
  Carlin North-Post          1,037         136      78,180      79,353
  Carlin North-
  Genesis Complex            1,753      12,493      43,822      58,068
  Carlin North-Other           661       1,289       4,969       6,919
Twin Creeks                  3,136      18,238     106,845     128,219
Lone Tree Complex            1,910       4,736      41,645      48,291
                            ------      ------     -------     -------
Total Open-Pit              16,904      67,783     333,266     417,953
                            ------      ------     -------     -------
Nevada Underground
Carlin North                   546           0           0         546
Carlin Rain                    160           6           0         166
Rosebud (50%)                    0           0           0           0
                            ------      ------     -------     -------
Total Underground              706           6           0         712
                            ------      ------     -------     -------
Total Nevada                17,610      67,789     333,266     418,665
                            ======      ======     =======     =======
* Ounce per ton


                             MILL        LEACH
                             ORE          ORE       WASTE       TOTAL
                             -----       ------     -------     -------
Open-Pit Mines
Carlin Trend
  Carlin South               9,162      34,498      59,382     103,042
  Carlin North-Post          2,084         752      63,024      65,860
  Carlin North-
  Genesis Complex            3,258      15,380      46,727      65,365
  Carlin North-Other            13          65       2,461       2,539
Twin Creeks                  3,216      17,013     109,446     129,675
Lone Tree Complex            1,523       2,827      35,786      40,136
                            ------      ------     -------     -------
Total Open-Pit              19,256      70,535     316,826     406,617
                            ------      ------     -------     -------
Nevada Underground
Carlin North                   358           0           0         358
Carlin Rain                    146           0           0         146
Rosebud (50%)                    0           0           0           0
                            ------      ------     -------     -------
Total Underground              504           0           0         504
                            ------      ------     -------     -------
Total Nevada                19,760      70,535     316,826     407,121
                            ======      ======     =======     =======
*Ounce per ton

Processing Facilities

     Oxide ore is amenable to gold extraction through the use of size-reduction processes, such as crushing and grinding, and the dissolution of the gold in such ore using conventional cyanidation treatment techniques. Refractory ore contains minerals which require pre-treatment, such as roasting, pressure-oxidation, flotation or bio-oxidation, to optimize recovery of gold in the cyanidation processes. Approximately 70% of NGC's 1997 year-end proven and probable gold reserves in Nevada were refractory and the balance were oxide. Nevada's production is increasingly coming from higher-cost refractory ores from both deep open pits and underground mines as lower-cost, near-surface oxide ores are depleted. Refractory ore treatment facilities are expected to generate approximately 47% of NGC's Nevada gold production in 1998, compared with 35% in 1997 and 30% in 1996.

     During 1997, NGC processed higher-grade oxide ores at six mills and lower-grade oxide ores at heap-leaching facilities in both regions. Higher-grade refractory ores are processed by a roaster at Carlin, and by autoclaves in the Winnemucca Region. Lower-grade refractory ores are processed through a flotation plant at Lone Tree or by bio-oxidation and heap-leaching at Carlin. Since the Merger, selected ores and concentrates are transported to the facility that maximizes gold recovery and production.

     NGC's refractory ore treatment plant, or roaster, known as Mill No. 6, was commissioned in late 1994 to treat high-grade refractory ores that contain either sulfides or active carbon. Ore processed through the roaster yielded approximately 700,900 ounces of gold in 1997, 540,000 ounces in 1996 and 354,400 ounces in 1995. A portion of the concentrates from the Lone Tree flotation plant were processed through the roaster during the latter half of 1997. To finance the roaster, it was sold to a third party and leased back to NGC in 1994 pursuant to a 21-year lease. For a discussion of the financing of the roaster, see Note 8 to the financial statements in the 1997 Annual Report to Stockholders at page 34 therein.

     Refractory ores at Twin Creeks are processed through the Sage Mill, a two-autoclave facility that utilizes a patented fine-grinding, pressure-oxidation process which oxidizes ore by the action of heat, pressure and elevated oxygen. The first autoclave was commissioned in May 1997 and the second in October 1997. Refractory ores from certain deposits at the Lone Tree Complex and a portion of the concentrates from the Lone Tree flotation plant were also processed through the Sage Mill. Since the Merger, certain ores from the Carlin North Area are transported to and processed through the Sage Mill. During scheduled maintenance periods, oxide ore is processed through the Sage mill, bypassing the autoclave circuits.

     The Lone Tree Mill is a patented partial-oxidation autoclave circuit which commenced operation in early 1994. Oxide ore is also processed through the mill, bypassing the autoclave circuit, generally when the autoclave is undergoing scheduled maintenance. Lower-grade refractory ores are treated at a flotation plant which was commissioned in mid-1997. In the flotation process, sulfide mineralization, with which gold is associated, is concentrated and separated from other minerals present in the ore utilizing inert gas. The resulting concentrates, containing higher percentages of gold in substantially smaller volumes of material, are processed through either the Lone Tree autoclave, the Sage Mill or Carlin's roaster.

     During 1997, NGC completed a large-scale bio-leach demonstration facility to process lower-grade refractory ores from Carlin's Gold Quarry deposit. Approximately 13,800 ounces of gold were produced in 1997 from this facility. This process utilizes bacterial oxidation and ammonium thiosulfate leaching applications. An eight million ton commercial-scale refractory leach pad, originally scheduled for completion in 1999, has been deferred as part of NGC's plans to reduce capital spending during 1998.

     The following table presents mill and leach production data for the Nevada operations:


                        NEVADA MILL AND LEACH PRODUCTION

                       1997
                                                  AVERAGE        OUNCES
                    DRY SHORT TONS   AVERAGE      RECOVERY      PRODUCED
                        (000)         GRADE*      RATE (%)       (000)
                    --------------   -------      --------     --------
Oxide Mills:
Carlin Trend
    Mill No. 3              0         0.000          0.0            0.0
    Mill No. 4          2,104         0.125         76.6          207.7
    Mill No. 5          6,170         0.087         81.5          443.7
Twin Creeks             3,633         0.096         86.2          286.4
Lone Tree Complex         680         0.138         83.0           71.0
                       ------                                   -------
Total Oxide Mills      12,587         0.099         81.9        1,008.8
                       ------                                   -------
Refractory Mills:
Carlin Roaster          2,330         0.336         87.3          700.9
Twin Creeks
     Autoclaves           763         0.206         89.5          144.0
Lone Tree
     Autoclave          1,382         0.106         85.8          114.2
                       ------                                   -------
Total Refractory
     Mills              4,475         0.242         87.4          959.1
                       ------                                   -------
Total Mills            17,062         0.137         83.3        1,967.9
                       ------                                   -------
Leach Production:
Carlin--Oxide          34,820         0.022          N/A          465.3
Carlin--Refractory        363         0.075          N/A           13.8
Twin Creeks--Oxide     11,187         0.018          N/A          202.0
Lone Tree--Oxide        6,926         0.026          N/A          127.5
                       ------                                   -------
Total Leach            53,296         0.022                       808.6
                       ------                                   -------

Total Nevada           70,358         0.050                     2,776.5
                       ======                                   =======

*  Ounce Per Ton

                       1996
                                                  AVERAGE        OUNCES
                   DRY SHORT TONS    AVERAGE      RECOVERY      PRODUCED
                        (000)        GRADE*       RATE (%)       (000)
                   --------------    -------      --------      --------
Oxide Mills:
Carlin Trend
    Mill No. 3            242         0.186         68.2           39.6
    Mill No. 4          2,741         0.071         75.6          152.7
    Mill No. 5          5,904         0.084         77.8          400.8
Twin Creeks             2,768         0.085         83.7          160.7
Lone Tree Complex         241         0.133         86.0           27.6
                       ------                                   -------
Total Oxide Mills      11,896         0.084         79.1          781.4
                       ------                                   -------
Refractory Mills:
Carlin Roaster          2,364         0.256         84.8          540.0
Twin Creeks
     Autoclaves             0             0            0              0
Lone Tree
     Autoclave            841         0.165         90.9          127.7
                       ------                                   -------
Total Refractory
     Mills              3,205         0.232         86.0          667.7
                       ------                                   -------

Total Mills            15,101         0.115         80.6        1,449.1
                       ------                                   -------
Leach Production:
Carlin--Oxide          38,658         0.022          N/A          547.3
Carlin--Refractory        352         0.107          N/A           19.7
Twin Creeks--Oxide     18,238         0.022          N/A          261.3
Lone Tree--Oxide        4,716         0.025          N/A           50.9
                       ------                                   -------
Total Leach            61,964         0.023                       879.2
                       ------                                   -------

Total Nevada           77,065         0.041                     2,328.3
                       ======                                   =======

*  Ounce Per Ton

                       1995
                                                  AVERAGE        OUNCES
                   DRY SHORT TONS    AVERAGE      RECOVERY      PRODUCED
                        (000)        GRADE*       RATE (%)       (000)
                   --------------    -------      --------      --------
Oxide Mills:
Carlin Trend
    Mill No. 3            105         0.211         87.6           19.9
    Mill No. 4          2,713         0.063         80.6          139.6
    Mill No. 5          6,172         0.091         82.8          473.5
Twin Creeks             2,401         0.087         88.6          198.3
Lone Tree Complex         312         0.147         89.0           40.8
                       ------                                   -------
Total Oxide Mills      11,703         0.086         83.9          872.1
                       ------                                   -------
Refractory Mills:
Carlin Roaster          1,383         0.281         91.0          354.4
Twin Creeks
     Autoclaves             0             0            0              0
Lone Tree
     Autoclave            714         0.157         90.8           99.3
                       ------                                   -------
Total Refractory
     Mills              2,097         0.239         87.4          453.7
                       ------                                   -------

Total Mills            13,800         0.109         84.4        1,325.8
                       ------                                   -------
Leach Production:
Carlin--Oxide          44,095         0.023          N/A          647.1
Carlin--Refractory          0             0          N/A              0
Twin Creeks--Oxide     17,022         0.020          N/A          239.1
Lone Tree--Oxide        2,833         0.040          N/A           85.1
                       ------                                   -------
Total Leach            63,950         0.023                       971.3
                       ------         -----                     -------

Total Nevada           77,750         0.038                     2,297.1
                       ======         =====                     =======

*  Ounce Per Ton

Other Facilities

     Gold-bearing activated carbon from Carlin milling and leaching facilities is processed on site at a central carbon processing plant and adjacent refinery. Separate carbon processing facilities are located in the north and south areas at Twin Creeks with one refinery in the north area. Lone Tree has two carbon processing facilities and one refinery.

     Analytical laboratories, maintenance facilities and administration offices are located at Carlin, Twin Creeks and Lone Tree. NGC also has an advanced metallurgical research laboratory in Denver, Colorado.

     Electrical power and natural gas for NGC's Nevada operations are provided by public utilities. Oxygen for the roaster is provided by Praxair Inc. on a contract basis from an oxygen plant constructed by Praxair Inc. on land leased from NGC which is currently the sole customer of the oxygen produced. Oxygen plants used in conjunction with the autoclaves at Twin Creeks and Lone Tree are owned by NGC and are operated and maintained by Air Products and Chemical, Inc.

Refining

     NGC has refining agreements with three foreign refiners and one U.S. refiner to further refine the dore bars produced by NGC to 0.995 pure gold or better, recognized as marketable on world markets. Under the terms of the agreements with these refiners, the dore bars are toll refined and the refined gold and the separately recovered silver are returned to NGC's account for sale to third parties. Management believes that because of the availability of alternative refiners, each able to supply all services needed by NGC for its Nevada operations, no adverse effect would result if NGC lost the services of any of its refiners.

Exploration

     NGC conducts extensive exploration in Carlin and the Winnemucca Region. NGC owns or otherwise controls the mineral interests on approximately 1.9 million acres of property in northern Nevada. During 1997, exploration efforts were focused on high-grade refractory targets near existing deposits. Following the Merger, a concerted effort began to evaluate the lands in Nevada acquired in the Merger. This evaluation included geological mapping, an airborne geophysical survey and re-logging of drill holes in order to develop target areas around the Twin Creeks, Lone Tree and Rosebud mines. Drill testing of these targets commenced in early 1998.

     In 1997, approximately $35.4 million was spent by NGC on reserve development and exploration in Nevada. For 1998, approximately $30 million is expected to be spent on reserve development and exploration in Nevada.

Mineral Rights

     With respect to Carlin, NGC owns in fee or controls through long-term mining leases and unpatented mining claims all of the minerals and surface area within the boundaries of the present mining areas of its Carlin Trend deposits. Such long-term leases extend for at least the anticipated mine life of those deposits. With respect to Gold Quarry, NGC owns a 10% undivided interest in the minerals in a majority of the present and projected mining areas, and with respect to the remaining 90% of such areas has agreed to pay a royalty on production to third party lessors that is equivalent to 18% of production therefrom.

     In the Winnemucca Region, NGC owns in fee or controls through long-term mining leases and unpatented mining claims all of the minerals and surface area within the boundaries of the present mining areas of its Winnemucca Region deposits. Such long-term leases extend for at least the anticipated mine life of those deposits. With respect to certain smaller deposits in the Winnemucca Region, NGC is obligated to pay a royalty on production to third parties that varies from 4% to 7% of production therefrom.

     For information regarding risks associated with unpatented mining claims, see page 17.

[MAP: NEVADA OPERATING PROPERTIES AND PRINCIPAL AREA OF LAND HOLDINGS]

CALIFORNIA

     The Mesquite Mine, located in Imperial County in southern California, was acquired by Santa Fe in an asset exchange in 1993 and has been producing since 1986. Mining at the Mesquite Mine is conducted in two open pits and ore is processed by run-of-mine heap-leaching. Gold production totaled 227,900 ounces in 1997, 191,600 ounces in 1996 and 189,200 ounces in 1995. Total cash costs per ounce were $213, $245 and $211 for 1997, 1996 and 1995, respectively.

     Gold-bearing activated carbon from leaching facilities is processed at an on-site carbon processing plant and refinery. Maintenance facilities and administration offices are also located at Mesquite. Electric power is supplied by the Imperial Irrigation District.

     With approximately 613,000 ounces of proven and probable reserves at December 31, 1997, Mesquite is approaching the end of its mine life. Following a recent land exchange between the Bureau of Land Management and the State of California, NGC gained access to property located just north of an existing pit through a lease with the State. NGC is in the process of obtaining environmental permits required to commence drilling on this property. Beginning in 1998 the mining rate at Mesquite was reduced to allow continuation of operations through the period of time required to determine the development potential of this property. As a result of such revised mine plan, the workforce was reduced by approximately 125 employees in January 1998. Production in 1998 will be approximately 38% less than 1997.

                       MESQUITE MINE AND LEACH PRODUCTION
                              DRY SHORT TONS (000)
                        FOR THE YEARS ENDED DECEMBER 31,


                                              1997       1996       1995
                                             ------     ------     ------
Leach tons mined .......................     16,463     15,528     13,902
Waste tons mined .......................     29,142     25,891     23,558
Tons mined .............................     45,605     41,419     37,460
Ore place on leach pads ................     16,463     15,527     13,767
Average ore grade (ounce per ton).......      0.016      0.023      0.022
Ounces of gold produced (000) ..........      227.9      191.6      189.2


     NGC owns in fee or controls through long-term mining leases and unpatented mining claims all of the minerals and surface area within the boundaries of the present mining areas of its Mesquite deposit. Such long-term leases extend for at least the anticipated mine life of those deposits. For information regarding risks associated with unpatented mining claims, see page 17.

PERU

Introduction

     NGC produces gold through Minera Yanacocha S.A. ("Minera Yanacocha") in Peru. In 1986, NGC discovered the Yanacocha gold deposit which has since become the largest gold district in South America. Minera Yanacocha began production in 1993. Prior to 1997, NGC owned a 38% equity interest in Minera Yanacocha. In 1997, NGC and NMC consolidated Minera Yanacocha in their financial statements following the acquisition of an additional 13.35% interest, which acquisition is currently contested in the court proceedings described below.

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

NGC deposited its share of the provisional $90 million purchase price and the shares for its additional interest with a Peruvian bank pending the final resolution of the case. The trial hearing in the case occurred in July 1996 and a ruling in NGC's and Buenaventura's favor was issued in September 1996. The trial court ruling provided that the preemptive rights were triggered in November 1993, and that the value of the 24.7% interest was $109.3 million. The value of NGC's shares held in escrow was calculated as of such date at $59.1 million and the additional amount was deposited with the Peruvian bank.

     An appeal to the Superior Court of Lima was filed by BRGM and other defendants challenging the court's determination that the preemptive rights were triggered and the date and amount of the valuation. In February 1997, the Peruvian Superior Court upheld the decision of the trial court. Therefore, NGC reflected the increase in its ownership for reporting purposes from 38.0% to 51.35% as of February 1997.

     BRGM and other defendants in the suit filed a request for review of the Superior Court decision by the Supreme Court of Peru. The case was argued to a panel of five Peruvian Supreme Court justices on December 17, 1997. In order to prevail at the Supreme Court level, a party must obtain four votes in its favor. The five-judge panel issued a split decision, with two in favor of NGC and three voting in favor of BRGM. A sixth justice was then appointed to hear the case and has not yet issued her vote. If the vote is in favor of NGC, a seventh judge will be appointed to hear the case. At this time, NGC is unable to predict the outcome of the litigation. An unfavorable decision would require reversion to equity accounting in 1997 for the Corporation's 38% interest in Minera Yanacocha and the possibility of a dividend refund attributable to the acquired interest. The additional interest represented $0.07 of net income per share and 3% of total equity production in 1997 and is expected to comprise 4% of 1998 equity production.

     Minera Yanacocha has mining rights with respect to a large land position, which includes the Carachugo, Maqui Maqui, Yanacocha Norte, San Jose and Encajon deposits as well as other prospects. Such mining rights were acquired through assignments of concessions granted by the Peruvian government to a related entity. The assignments have a term of 20 years, renewable at the option of Minera Yanacocha for another 20 years. A wholly-owned subsidiary of NGC acts as manager of Minera Yanacocha.

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

Production

     Four open-pit mines and three leach pads are in operation at Minera Yanacocha. Production commenced in August 1993 at the Carachugo deposit, in October 1994 at the Maqui Maqui deposit which is located three miles north of Carachugo, in January 1996 at the San Jose deposit which is located one mile southwest of Carachugo, and in December 1997 at the Yanacocha Norte deposit which is located one mile northwest of Carachugo. In 1997, production was 1,052,800 ounces of gold (530,900 equity ounces at 51.35%, beginning February 1, 1997) at a total cash cost of $95 per ounce as compared to 1996 production of 811,400 ounces of gold (308,300 equity ounces at 38%) at a total cash cost of $107 per ounce and 1995 production of 552,000 ounces of gold (209,800 equity ounces at 38%) at a total cash cost of $119 per ounce. In 1998, production is expected to increase approximately 14%.

     Minera Yanacocha's operations are accessible by road and are located approximately 375 miles north of Lima and 28 miles north of the city of Cajamarca. As of October 1997, power for the project is provided pursuant to a four year renewable contractual agreement with a local power company. Back up power is provided by diesel generators owned by Minera Yanacocha. The ore is not crushed, but transported directly to impermeable leach pads where the ore is treated with a weak cyanide solution which penetrates the ore dissolving the gold. The pregnant leach solution is collected and pumped through a Merrill-Crowe plant to remove the gold from the solution. A second Merrill-Crowe plant was placed in service in December 1997. After the gold is processed from the zinc precipitate, it is smelted into dore which is transported from the processing plant by a contractor and toll refined at refineries in Switzerland. See Note 8 to the financial statements in the 1997 Annual Report to Stockholders at page 34 therein for a discussion of Minera Yanacocha's outstanding debt.

     Two new deposits were added to proven and probable gold reserves in 1997. The Yanacocha Sur deposit which is located one mile northwest of Carachugo contains 5.3 million ounces of gold (2.8 million equity ounces at 51.35%). La Quinua, located two and one-half miles west of Carachugo, contains 3.0 million ounces of gold (1.5 million equity ounces at 51.35%). Total proven and probable gold reserves for Minera Yanacocha as of December 31, 1997 were 13.9 million ounces (7.1 million equity ounces at 51.35%) and 6.1 million ounces (3.1 million equity ounces at 51.35%) as of December 31, 1996.

     The following table presents Minera Yanacocha mine and leach production data:


                   MINERA YANACOCHA MINE AND LEACH PRODUCTION
                             DRY SHORT TONS (000)
                        FOR THE YEARS ENDED DECEMBER 31,

                                                  1997
                                      ----------------------------
                                      LEACH
                                       ORE       WASTE      TOTAL
                                      ------    -------    -------
Carachugo ..........................  10,658      7,509     18,167
Maqui Maqui.........................  14,909      7,379     22,288
San Jose ...........................   3,239      1,484      4,723
Yanacocha Norte ....................     601        831      1,432
                                      ------     ------    -------
Total...............................  29,407     17,203     46,610
                                      ======     ======    =======
Ore placed on leach pads............                        29,407
Average ore grade (ounce per ton)...                         0.043
Ounces of gold produced (000).......                       1,052.8


                                                  1996
                                      ----------------------------
                                      LEACH
                                       ORE       WASTE      TOTAL
                                      ------    -------    -------
Carachugo ..........................   2,491      1,380      3,871
Maqui Maqui ........................  15,218      4,291     19,509
San Jose ...........................   6,026      1,145      7,171
Yanacocha Norte ....................       0          0          0
                                      ------     ------    -------
Total ..............................  23,735      6,816     30,551
                                      ======     ======    =======
Ore placed on leach pads............                        23,735
Average ore grade (ounce per ton)...                         0.046
Ounces of gold produced (000).......                         811.4

                                                  1995
                                      ----------------------------
                                      LEACH
                                       ORE       WASTE      TOTAL
                                      ------    -------    -------

Carachugo .........................    9,238      4,647     13,885
Maqui Maqui .......................    8,521      2,071     10,592
San Jose ..........................        0          0          0
Yanacocha Norte ...................        0          0          0
                                      ------     ------    -------
Total .............................   17,759      6,718     24,477
                                      ======     ======    =======
Ore placed on leach pads ..........                         17,759
Average ore grade (ounce per ton)..                          0.045
Ounces of gold produced (000)......                          552.0

Exploration

     Exploration continues to be conducted at numerous prospects owned by Minera Yanacocha. Approximately $24 million was spent by Minera Yanacocha on exploration and mine geology in 1997. A $19 million exploration and mine geology program is currently underway in 1998.

     Exploration work on the Minas Conga joint venture, 40% owned by NGC, 40% by Cedimin and 20% by Compania Minera Condesa S.A., a subsidiary of Buenaventura, continued throughout 1997 with an aggressive drilling campaign. Encouraging porphyry gold-copper mineralization has been identified on two separate targets which will continue to be drill tested in 1998. A second Peruvian joint venture, Minera Coshuro, is 65% owned by NGC and 35% by Buenaventura and holds claims on 257,000 acres of prospective ground along north and south extensions of the volcanic belt hosting the Minera Yanacocha deposits. In addition, NGC and Buenaventura are active in the southern part of Peru. Initial exploration work is underway in these prospective areas and a number of targets have been outlined.

UZBEKISTAN

Introduction

     In Uzbekistan, NGC has a 50% interest in Zarafshan-Newmont, a joint venture with the State Committee for Geology and Mineral Resources ("State Committee") and Navoi Mining and Metallurgical Combine ("Navoi"), each a state entity of Uzbekistan. The joint venture produces gold by crushing and leaching ore from existing stockpiles of low-grade oxide ore from the nearby government-owned Muruntau mine. The gold produced by Zarafshan-Newmont is sold in international markets for U.S. dollars. A wholly-owned subsidiary of NGC provides technical and managerial support to Zarafshan-Newmont. The State Committee and Navoi have guaranteed to Zarafshan-Newmont 242 million tons of ore with an average grade of
0.036 ounces of gold per ton, containing approximately 8.6 million ounces of gold. Such guaranteed amount of ore consists of approximately 66 million tons of ore with an average grade of 0.046 ounces of gold per ton and approximately 176 million tons of ore with an average grade of 0.032 ounces of gold per ton.

Production

     During 1997, approximately 14.6 million tons of ore were crushed and placed on the leach pad as compared to 12.7 million tons in 1996. The project's remaining 217 million tons of stockpiled ore and ore in process hold a reserve of 7.5 million ounces (3.8 million equity ounces).

     Zarafshan-Newmont commenced production in the second half of 1995 and produced 37,000 ounces of gold, or 18,500 ounces attributable to NGC, at a total cash cost of $218 per ounce. In 1996, total production was 326,500 ounces of gold or 163,200 ounces attributable to NGC, at a total cash cost of $225. In 1997, total production was 430,100 ounces of gold or 215,000 ounces attributable to NGC, at a total cash cost of $204. Production in 1998 is expected to be approximately 425,000 ounces of gold or 212,500 ounces attributable to NGC. The project's facilities include 18 crushers in four stages. Crushed material is transported to impermeable leach pads where the ore is treated with a weak cyanide solution which penetrates the ore dissolving the gold. The pregnant leach solution is collected and pumped through a Merrill-Crowe plant to remove the gold from the solution. After the gold is processed from the zinc precipitate, it is smelted into dore and transported to the nearby Muruntau gold refinery operated by Navoi where, pursuant to a refining agreement, the dore is refined for export. The project has access to air, rail and road transport. There are no significant logistical difficulties for transportation of refined gold. Power for the project is provided pursuant to a contractual arrangement with Navoi which acquires such power from a plant in Navoi, Uzbekistan.

     Zarafshan-Newmont obtained a $135 million project financing loan from a consortium of banks to partially finance construction of the project. At December 31, 1997, $87.8 million was outstanding under this financing. See also
Note 8 to the financial statements in the 1997 Annual Report to Stockholders at page 34 therein. Although not contractually obligated to do so, NGC has made, and may from time to time make, advances or contributions to Zarafshan-Newmont to cover debt service requirements and other capital and operating costs.

     The following table presents Zarafshan-Newmont leach production data:

                       ZARAFSHAN-NEWMONT LEACH PRODUCTION
                              DRY SHORT TONS (000)
                        FOR THE YEARS ENDED DECEMBER 31,

                                          1997           1996         1995(1)
                                         ------         ------        -------
Ore placed on leach pads .............   14,618         12,737         4,321
Average ore grade (ounce per ton) ....    0.050          0.053         0.051
Ounces of gold produced (000) ........    430.1          326.5          37.0

---------
(1) Began operations in second half of 1995.


Exploration

     NGC signed an agreement in September 1996 with the Uzbekistan government and Mitsui & Co., Ltd. for the development of gold deposits (subject to satisfaction of certain conditions) in the Angren region of Uzbekistan, approximately 60 miles south of the city of Tashkent. NGC has a 40% interest in the project. Pre-feasibility studies are planned for 1998.


INDONESIA

Introduction

     NGC has two projects in Indonesia -- Minahasa which is in operation and Batu Hijau which is under construction. The Minahasa project is 80% owned by NGC and 20% owned by P.T. Tanjung Serapung, an Indonesian company. However, because NGC funded 100% of the construction costs for Minahasa, NGC is entitled to 100% of the gold production until it recovers the bulk of its investment, including interest. NGC has an indirect 45% interest in the Batu Hijau project which it owns through a partnership with an affiliate of Sumitomo Corporation ("Sumitomo"). Sumitomo holds an indirect 35% interest in the Batu Hijau project through this partnership arrangement and the remaining 20% interest is a carried interest held by P. T. Pukuafu Indah, an Indonesian company.

     In Indonesia, rights are granted to private parties to explore for and to develop the mineral resources within defined areas through Contracts of Work entered into with the Indonesian government. In 1986, NGC entered into fourth generation Contracts of Work with the Indonesian government covering the Minahasa and Batu Hijau projects. Under the Contracts of Work, affiliates of NGC were granted the exclusive right to explore the contract area, construct any required facilities and extract and process the mineralized materials, and sell and export the minerals produced subject to certain Indonesian government approvals and payment of royalties to the Indonesian government. Once facilities are constructed and mining operations commence, the private party has the right to continue operating the project for 30 years, or longer if approved by the Indonesian government. Under the Contracts of Work, beginning in the sixth year after mining operations commence (and continuing through the tenth year) a portion of each project not already owned by Indonesian nationals must be offered for sale to the Indonesian government or to Indonesian nationals (collectively the "Indonesian Parties"), thereby potentially reducing the non-Indonesian parties ownership in each project to 49% by the end of the tenth year. The price at which such interest would be offered for sale to the Indonesian Parties would be the highest of (i) the then current replacement cost, (ii) the price at which shares of the project company would be accepted for listing on the Jakarta Stock Exchange or (iii) the fair market value of such interest as a going concern.

     In mid-1997, NGC entered into a Contract of Work granting rights to NGC to explore an area located near the Minahasa contract area through a new company, P. T. Newmont Mongondow Mining ("Mongondow"). NGC has an 80% interest and the remaining 20% interest is a carried interest held by P. T. Lebong Tandai, an Indonesian company. This Contract of Work is a sixth generation Contract of Work. The major differences between the fourth and sixth generation Contracts of Work are a reduced income tax rate (from 35% to 30%), elimination of the requirement to divest part of NGC's 80% interest and changes in the method of royalty calculation.

Minahasa

     Minahasa, a multi-deposit project discovered by NGC on the island of Sulawesi, began production in March 1996. It is approximately 1,500 miles northeast of Jakarta. Minahasa mines and processes ore from the Mesel deposit and two smaller peripheral deposits (Leons and Nibong) which at the end of 1997 contained approximately 1.6 million ounces of proven and probable reserves (in which NGC has an equity interest of approximately 1.3 million ounces). These deposits contain both oxidized and refractory gold mineralization.

     Minahasa produced 206,500 ounces of gold in 1997 at a total cash cost of $167 per ounce as compared to 112,700 ounces of gold in 1996 at a total cash cost of $224 per ounce. Production in 1998 is expected to reach approximately 250,000 ounces.

     The project's facilities include a dry grinding mill, a fluidized bed roaster facility and a conventional carbon-in-pulp gold recovery plant. Infrastructure facilities include a deep-water port, electrical power plant, water supply system and housing for workers. The ore's high mercury content necessitated installation of a $8 million mercury scrubber in 1997. Total capital costs were approximately $133 million. The Minahasa project is in close proximity to the coast and does not have any significant logistical difficulties for transportation of materials, equipment or its product.

     The following table presents Minahasa mine and mill production data:


                        MINAHASA MINE AND MILL PRODUCTION
                              DRY SHORT TONS (000)
                        FOR THE YEARS ENDED DECEMBER 31,


                                                     1997                              1996
                                       ------------------------------     -----------------------------
                                       MILL ORE     WASTE      TOTAL      MILL ORE     WASTE     TOTAL
                                       --------     ------     ------     --------     -----     ------
Tons mined .........................     1,269      10,032     11,301      1,048       9,062     10,110
                                       ========     ======     ======     ========     =====     ======
Tons milled ........................                              794                               454
                                                               ======                            ======
Average ore grade (ounce per ton)...                            0.289                             0.279
Average recovery rate (%) ..........                             91.4                              90.3
Ounces of gold produced (000).......                            206.5                             112.7(1)

------------
(1) Includes 5,700 ounces produced before commercial operations commenced.


Batu Hijau

     NGC's second project in Indonesia, Batu Hijau, is located on the island of Sumbawa, approximately 950 miles east of Jakarta. Batu Hijau is a large porphyry copper/gold deposit discovered by NGC in 1990. It is located seven miles from the south coast and nine miles from the west coast of the island and has access to a natural harbor which is being developed for transportation of materials, equipment and, eventually, copper concentrate. Production is expected to begin in late 1999. At the end of 1997, the deposit contained approximately
10.6 billion pounds of copper and 12.1 million ounces of gold in proven and probable reserves in which NGC has an equity interest of 4.8 billion pounds of copper and 5.4 million ounces of gold.

     NGC owned an 80% interest in Batu Hijau until it entered into a partnership arrangement in July 1996 with Sumitomo to develop and operate the Batu Hijau project. The partnership arrangement was approved by the Indonesian government and is controlled by a partnership agreement executed between NGC and Sumitomo. When the partnership was funded in mid-1997, NGC contributed its 80% equity interest in the company that owns Batu Hijau to the partnership in exchange for a 56.25% partnership interest and Sumitomo contributed funds totaling approximately $239 million to obtain a 43.75% partnership interest. P. T. Pukuafu Indah retained its 20% interest in Batu Hijau. The ownership of Batu Hijau after formation of the partnership is NGC -- 45%, Sumitomo -- 35%, and
P. T. Pukuafu Indah -- 20%. As a result of this ownership structure, NGC is accounting for its investment in Batu Hijau as an equity investment.

     NGC completed a final feasibility study for Batu Hijau in 1996. Based on the results of that study, and after obtaining the required approvals from the government of Indonesia and entering into the partnership with Sumitomo, development and construction activities began in 1997. The project is expected to mine an average of 163 million tons per annum and the ore will be processed at the concentrator at an average rate of 132 thousand tons per day. Other facilities included in the project include a port, a coal-fired electrical generating plant, a townsite for the workforce, and other ancillary facilities. The total cost of the project is expected to be approximately $2 billion including cost escalations, capitalized interest during construction and working capital.

     Long-term smelter contracts for approximately 65% of the project's average annual concentrate production have been signed. Production over the 20-year mine life is expected to average 270,000 tons of copper and 550,000 ounces of gold per year at an expected average cash cost under $0.50 per pound of copper, including gold credits, over the life of the project. NGC continues to assess all projected capital costs and operating costs of the project in order to maximize the project's economics.

     In July 1997, $1 billion project financing agreements for the Batu Hijau project were signed. The financing is guaranteed by NGC and Sumitomo, 56.25% and 43.75%, respectively, until project completion tests are met, and will be non-recourse thereafter. NGC and Sumitomo also entered into support agreements related to this debt. Initial funding in the amount of $160 million occurred during January 1998.

Exploration

     Exploration work continued through 1997 in areas surrounding Minahasa and Batu Hijau. This work will continue in 1998 as part of NGC's ongoing exploration program in Indonesia including a $2.7 million exploration program which will focus on identifying extensions to the ore bodies surrounding the Mesel deposit, as well as identifying new ore zones that are within trucking distance to the existing processing facilities. An additional $2.3 million exploration program is slated for Mongondow in 1998.


EXPLORATION

     In 1997, exploration and research expense was $98.4 million compared with $92.9 million in 1996. These figures exclude capitalized exploration costs associated with mine development of $21.3 million in 1997 and $18.4 million in 1996. NGC expects to spend between $65 million and $70 million on exploration and research expense in 1998.

     In Mexico, NGC is involved in two projects -- La Herradura, a 45,000 acre site just south of the U.S. border which is undergoing construction and development and is scheduled to commence production in mid-1998, and Mezcala, a 12,000 acre exploration site in southern Mexico. NGC has a 44% interest in La Herradura and is earning a 44% interest in Mezcala by investing $15.0 million over four years of which $12.6 million has been invested through December 31, 1997. The balance of both projects is held by the Penoles group, a leading Mexican mining company. The Penoles group will be the operator of La Herradura and Mezcala.

     Near Fairbanks, Alaska, NGC continued exploration in 1997 on the True North property. Under the terms of a joint venture agreement signed with La Teko Resources, Inc. ("La Teko") in 1995, NGC has the right to earn a 65% interest in the property by making cash payments of $6 million to La Teko, funding $3 million in exploration, and then funding up to $18 million in additional exploration and development costs. In 1996, NGC completed its payment obligations to La Teko, and to date has spent approximately $10 million exploring the property and has budgeted approximately $2 million for 1998 exploration. Drilling in 1997 has increased the indicated area of mineralization significantly and in 1998, NGC will intensify its efforts at True North. Almost all of this deposit is near the surface. Work is focused on extending a broader zone of mineralization from the 10.2 million tons identified at December 31, 1997.

     In addition to the projects discussed above, NGC continues to pursue exploration activities in other areas of North America, Latin America, South America, Southeast Asia and Central Asia. During 1997, on-the-ground evaluations were conducted in 15 countries and data was examined from 18 others.

     NGC's exploration team has a staff of approximately 173 geologists, geochemists and geophysicists. State-of-the-art technology, including airborne geophysical data acquisition systems, satellite location devices and field-portable imaging systems, also aids in the location of prospective targets.

     For information regarding risks associated with exploration and development, see page 18.

MARKETING

     NGC's gold sales generally are made at the monthly average market price prevailing during the month in which the gold is delivered plus a "contango", which is essentially an interest factor, from the beginning of the month until the date of delivery. NGC entered into forward sales contracts beginning in January 1996 which are effective through December 2000 with respect to production from its Minahasa project in Indonesia. These transactions consist of forward sales of 125,000 ounces per year at an average price of $454 per ounce of gold, plus 40% of the amount by which the market price exceeds the forward sales price. In addition, at the beginning of 1997, NGC had spot deferred contracts for approximately 1.7 million ounces on production from former Santa Fe mines through September 1998 (with approximately 614,000 ounces at an average price of $423 per ounce remaining at December 31, 1997.) In July 1997, NGC entered into forward purchase contracts offsetting the spot deferred contracts held at that date at an average price of $331 per ounce. For information regarding risks associated with price protection activities, see page 16.

     See Note 14 to the financial statements in the 1997 Annual Report to Stockholders at page 40 therein for information regarding major customers and export sales.

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

MISCELLANEOUS

     Other than operating licenses for mining, processing and refining facilities built for, or acquired by NGC, there are no patents, licenses or franchises material to NGC's business. In many foreign countries, NGC conducts mining or exploration pursuant to concessions granted by or contracts with the host government. These countries include, among others, Indonesia, Peru and Mexico. In each case, NGC believes that such concessions or contracts are sufficient in extent and duration to justify any proposed investment it might make based on any such concessions or contracts. In general, such concessions or contracts are subject to the usual political risks associated with foreign operations.

     Capital expenditures by NGC were approximately $415.1 million, $547.8 million and $520.9 million in 1997, 1996 and 1995, respectively. Management believes that NGC's facilities are generally in a state of good repair. NGC has a continuous program of capital investment that includes, as necessary or advisable, the replacement, modernization or expansion of its equipment and facilities. See "Liquidity and Capital Resources" discussion in Management's Discussion and Analysis of Results of Operations and Financial Condition in the 1997 Annual Report to Stockholders commencing on page 18 therein.

     There were 6,760 persons employed by NGC worldwide at December 31, 1997 and 6,450 persons employed by NGC worldwide at December 31, 1996. Newmont has no employees.

PROVEN AND PROBABLE RESERVES

     NGC's equity in proven and probable gold reserves was 52.7 million ounces at December 31, 1997 and 55.2 million ounces at December 31, 1996. In addition, NGC's equity in proven and probable copper reserves was 4.8 billion pounds at December 31, 1997 and at December 31, 1996.

     NGC's estimate of its proven and probable reserves at December 31, 1997 and 1996 is set forth in the table below. Such reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry. Calculations with respect to the estimates of proven and probable gold reserves at December 31, 1997 and at December 31, 1996 were based on a gold price of $350 per ounce and $400 per ounce, respectively. NGC's management believes that if such reserve estimates were based on a gold price of $400 per ounce using current operating costs and other current economic assumptions, 1997 year-end proven and probable gold reserves could increase by approximately 8%. Conversely, if such estimates were based on a gold price of $300 per ounce using current operating costs and other current economic assumptions, 1997 year-end proven and probable gold reserves could decrease by approximately 32%. The reduction in reserves would not have a material impact on potential production rates for the first four years. After that time, assuming no change in mining plans or NGC's cost structure, the impact would be progressively greater. However, if NGC's gold reserves were actually calculated at a gold price of $300 per ounce, such calculation would be based on new mine plans and operating costs to minimize any adverse impact of any reduction in gold reserves. NGC's proven and probable gold and copper reserves represent the total quantity of ore to be extracted from the deposits or stockpiles allowing for mining efficiencies and ore dilution. Ounces of gold or pounds of copper in NGC's proven and probable gold and copper reserves are prior to any losses during metallurgical treatment. For information regarding risks associated with NGC's estimates of its proven and probable reserves, see page 16.

                                        ------------------------------------------------------------------------------------------
                                                     DECEMBER 31, 1997                             DECEMBER 31, 1996
                                        --------------------------------------------  --------------------------------------------
                                 NGC       Dry                Contained                  Dry                Contained
DEPOSITS WITH PROVEN AND       Percent  Short Tons   Grade     Ounces    Equity Ozs.  Short Tons   Grade     Ounces    Equity Ozs.
PROBABLE RESERVES (1)          Equity     (000)     (oz/ton)   (000)       (000)        (000)     (oz/ton)   (000)       (000)
                               -------  ----------  --------  ---------  -----------  ----------  --------  ---------  -----------
GOLD RESERVES
UNITED STATES

  Nevada Open Pit
    Carlin North - Post            100       9,680     0.180      1,747        1,747      25,626     0.190      4,875        4,875
    Carlin North - Genesis
      Complex                      100      21,576     0.033        710          710      22,711     0.034        777          777
    Carlin North - Other           100      25,839     0.051      1,323        1,323      33,832     0.046      1,571        1,571
    Carlin South (includes
      Gold Quarry)                 100     135,946     0.048      6,470        6,470     174,790     0.046      8,031        8,031
    Carlin Rain District           100      13,455     0.026        344          344      15,628     0.023        366          366
    Twin Creeks                    100     109,288     0.075      8,211        8,211     148,739     0.073     10,885       10,885
    Lone Tree Complex              100      65,120     0.064      4,151        4,151      85,342     0.069      5,868        5,868
                                        ----------            ---------  -----------  ----------            ---------  -----------
  Total Nevada Open Pit                    380,904     0.060     22,956       22,956     506,668     0.064     32,373       32,373
                                        ----------            ---------  -----------  ----------            ---------  -----------
  Nevada Underground
    Carlin North                   100       8,236     0.592      4,879        4,879       3,388     0.582      1,973        1,973
    Carlin North JV                 60       7,050     0.425      2,993        1,796       7,050     0.425      2,993        1,796
    Carlin Rain District           100         374     0.270        101          101         331     0.226         75           75
    Rosebud                         50         943     0.420        396          198       1,276     0.392        500          250
                                        ----------            ---------  -----------  ----------            ---------  -----------
  Total Nevada Underground                  16,603     0.504      8,369        6,974      12,045     0.460      5,541        4,094
                                        ----------            ---------  -----------  ----------            ---------  -----------
  Stockpiles and In-Process        100      71,139     0.053      3,803        3,803      57,594     0.051      2,961        2,961

                                        ----------            ---------  -----------  ----------            ---------  -----------
  NEVADA TOTALS                            468,646     0.075     35,128       33,733     576,307     0.071     40,875       39,428


    Mesquite, California           100      29,041     0.021        613          613      46,051     0.018        832          832



                                        ----------            ---------  -----------  ----------            ---------  -----------
TOTAL UNITED STATES (2)(3)                 497,687     0.072     35,741       34,346     622,358     0.067     41,707       40,260
                                        ----------            ---------  -----------  ----------            ---------  -----------

INTERNATIONAL

    Minera Yanacocha, Peru
      Carachugo                     51      34,018     0.035      1,179          605      43,686     0.029      1,268          651
      Maqui Maqui                   51      20,632     0.042        875          449      32,164     0.047      1,519          780
      San Jose                      51      47,817     0.028      1,355          696      50,527     0.029      1,453          746
      Yanacocha                     51     245,596     0.029      7,167        3,680      71,664     0.026      1,866          958
      La Quinua                     51     120,943     0.025      3,002        1,542           0         0          0            0
      Others                        51       7,045     0.043        304          156          66     0.047          3            2
                                        ----------            ---------  -----------  ----------            ---------  -----------
    Total Yanacocha (4)                    476,051     0.029     13,882        7,128     198,107     0.031      6,109        3,137

    La Herradura, Mexico (5)        44      54,408     0.031      1,683          740      54,408     0.031      1,683          740

    Zarafshan - Newmont,
      Uzbekistan (6)                50     216,907     0.035      7,510        3,755     231,669     0.035      8,211        4,105

    Minahasa, Indonesia (7)         80       6,758     0.234      1,583        1,267       7,739     0.247      1,913        1,530
                                        ----------            ---------  -----------  ----------            ---------  -----------
TOTAL INTERNATIONAL                        754,124     0.033     24,658       12,890     491,923     0.036     17,916        9,512
  (EXCLUDING BATU HIJAU)                ----------            ---------  -----------  ----------            ---------  -----------


    Batu Hijau,
      Indonesia (8) - Gold          45   1,006,593     0.012     12,096        5,443   1,006,593     0.012     12,096        5,443



                                        ----------            ---------  -----------  ----------            ---------  -----------
TOTAL GOLD RESERVES                                              72,495       52,679                           71,719       55,215
                                                              =========  ===========                        =========  ===========


                                                                       Contained                                         Contained
COPPER                                                  Contained       Equity                            Contained        Equity
                                              Copper      Pounds         Pounds                Copper       Pounds         Pounds
                                             Grade(%)   (Billions)     (Billions)              Grade(%)    (Billions)    (Billions)
                                             -------- -------------  -------------            --------  -------------  -------------
Batu Hijau,
  Indonesia (8) - Copper      45   1,006,593   0.528         10.631          4.784   1,006,593   0.528         10.631          4.784

     Numbers may differ slightly from those reported previously as a result of different deposit groupings yielding different rounding of totals.

----------
(1) The term "reserve" means that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.

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

(2) Proven and probable reserves in the U.S. were calculated using cut-off grades as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill cutoffs varied; refractory leach materials not less than 0.030 ounce per ton at Gold Quarry (which contains 96% of the refractory leach reserve ounces); refractory mill material not less than 0.065 ounce per ton.

     Proven and probable reserves were calculated using different recoveries depending on each deposit's metallurgical properties and process. The recoveries utilized in 1997 were as follows: oxide leach recoveries ranged from 58% to 75% averaging 63%; oxide mill recoveries ranged from 69% to 96% averaging 86%; refractory leach recoveries at Gold Quarry ranged from 55% to 60%, averaging 58%; refractory mill recoveries ranged from 84% to 94%, averaging 88%.

     The term "cut-off grade" means the lowest grade of mineralized rock that can be included in the reserve in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and milling or leaching facilities available.

(3) These reserves are approximately 69% refractory in nature which are not amenable to the normal cyanidation recovery processes currently used for oxide material. Such ore must be oxidized before it is subjected to the normal recovery processes.

(4) Calculated using a cut-off grade not less than 0.010 ounce per ton. Assumed leach recoveries is 62% to 82%, depending on each deposit's metallurgical properties. All ore is oxidized.

(5)  Based on a feasibility study completed in 1996, using a cut-off grade of
     0.01 ounce per ton and a leach recovery of 72%. All ore is oxidized. Construction began in 1997 and production is expected to begin in mid-1998.

(6) Material available to Zarafshan-Newmont for processing from designated stockpiles or from other specified sources. All ore is oxidized. Tonnage and gold content of material available to Zarafshan-Newmont for processing from such designated stockpiles or from other specified sources are guaranteed by state entities of Uzbekistan. Material is crushed and leached. Ore reserves calculated using 55% to 60% leach recoveries, depending on material type.

(7) Calculated using a cut-off grade of 0.058 ounce per ton and mill recoveries of 88% to 91% depending on material type. Substantially all ore is refractory and will be treated by roasting.

(8) Based on a feasibility study completed in 1996, construction began in 1997 and production is scheduled to begin in late 1999. Production will be in the form of copper concentrate. Recoveries estimated at 93% for copper and 82% for gold. Cut-off grade varies depending on the gold and copper content.

ENVIRONMENTAL MATTERS

General

     NGC's gold mining and processing operations within the U.S. are subject to extensive federal, state and local governmental regulations for the protection of the environment, including those relating to the protection of air and water quality, hazardous waste management and mine reclamation. NGC continues to successfully permit all mine and processing operations and expansion activities as specified under regulations promulgated by the U.S. and the States of Nevada and California. Management does not believe that ongoing compliance with such regulations will have a material adverse effect on its competitive position. At this time NGC does not expect any material impact on the future recurring operating cost of compliance with currently enacted environmental regulations. Ongoing costs to comply with environmental obligations have not been significant to NGC's total operating costs. Since NGC is not able to pass on any net increases in costs to its customers, any such increases could have an adverse effect on future profitability of NGC. Amendments to current laws and regulations governing operations and activities of mining companies or the stringent implementation thereof could have a material adverse impact on NGC in terms of increased capital and operating expenditures.

Nevada and California Operations

     It is estimated that with respect to NGC's Nevada and California operations, compliance with federal, state and local regulations relating to the discharge of material into the environment, or otherwise relating to the protection of the environment, required capital expenditures of approximately $19 million in 1997. It is estimated that NGC will require approximately $16 million of capital expenditures for environmental compliance in 1998 and annually thereafter.

     NGC's Nevada and California gold mining and processing operations generate solid waste which is subject to regulation under the federal Resource Conservation and Recovery Act ("RCRA") and similar laws of the States of Nevada and California. Solid waste that is considered "hazardous" is subject to extensive regulation by the U.S. Environmental Protection Agency (the "EPA") and the States of Nevada and California under Subtitle C of RCRA, while non-hazardous solid waste is governed by a less stringent program under Subtitle D of RCRA and solid waste management regulations of the States of Nevada and California. The EPA is developing specific regulations with respect to "extraction" and "beneficiation" wastes from mining operations under Subtitle D of RCRA. NGC is participating in that process. Currently, there is not a sufficient basis to predict the potential impact of such regulations on NGC. Wastes from the "processing" of ores and minerals (including refining wastes) at NGC's Nevada and California operations are subject to regulation under Subtitle C of RCRA. NGC recycles substantially all of the potentially hazardous secondary materials generated during refining operations in compliance with Subtitle C. Such compliance has not had, and is not expected to have, any material impact on NGC's operations.

     NGC's Nevada and California operations are subject to stringent state permitting regulations for protection of surface and ground water, as well as wildlife. These regulations may require additional capital and operating expenditures for expansion of current operations and development of new projects and may increase closure and reclamation costs for pits, tailing impoundments and leaching facilities.

     Mining operations have the potential to produce fugitive dust emissions which are subject to regulation under the laws of the States of Nevada and California. The EPA's current regulations under the federal Clean Air Act exclude fugitive dust from surface mines in determining whether new or expanded sources need permits for construction under the regulations for prevention of significant deterioration of air quality. Compliance with the federal Clean Air Act could ultimately increase NGC's compliance costs for air pollution permitting and/or control, but the impact on NGC's mining operations is so dependent on future regulations and other contingencies that it cannot reasonably be predicted at this time.

Foreign Operations

     NGC's operations outside of the U.S. are also subject to governmental regulations for the protection of the environment. Management believes that these regulations have not had, and will not have, a material adverse effect on NGC's operations or its competitive position. NGC has successfully permitted all new mine and processing operations as specified under regulations promulgated by the respective national governments in Peru, Uzbekistan and Indonesia. In addition, NGC has mandated that all facilities constructed and operated outside of the U.S. materially comply with a level of environmental protection that is equivalent to that for its U.S. operations. Nevertheless, the adoption of new laws or regulations, or amendments to current laws or regulations, regarding the operations and activities of mining companies could have a material adverse impact on NGC's capital and operating expenditures.

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

Former Operations

     NGC is involved in matters involving environmental cleanup obligations arising from past mining activities (not in all cases conducted by the Corporation) at four separate locations. Idarado Mining Company, an 80.1% owned subsidiary of NGC, agreed by consent decree in 1992 with the State of Colorado to undertake specific remediation work in the Telluride/Ouray area of Colorado. Resurrection Mining Company, 100% owned by NGC, is a defendant in lawsuits brought by the State of Colorado and the U.S. for environmental remediation in the Leadville, Colorado area. Dawn Mining Company, a 51% owned subsidiary of NGC, has filed reclamation proposals for an inactive uranium mine formerly leased from the Spokane Indian Tribe in Washington State and a former mill site located near Ford, Washington. Remediation activities were conducted at these three sites in 1997. At Idarado, remediation work was substantially complete at the end of 1997. If such remediation work does not achieve specific performance objectives defined in the consent decree, the State of Colorado may require Idarado to implement supplemental activities, also as specified in the consent decree. The fourth matter involves reclamation of an inactive site mined by the former owners on the Ivanhoe exploration property in Nevada. At December 31, 1997 the Corporation had an aggregate $52.2 million accrued for remediation of these four sites and other sites, an increase from $49.8 million accrued at the end of 1996, as a result of changes in estimated future remediation costs, net of expenditures incurred in 1997. See also "Environmental and Other" discussion in Management's Discussion and Analysis in the 1997 Annual Report to Stockholders commencing on page 19 therein. See also Note 17 to the financial statements in the 1997 Annual Report to Stockholders on page 42 therein.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Certain statements contained herein (including information incorporated by reference) are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. Such forward-looking statements include, without limitation, (i) estimates of future gold production for specific operations and on a consolidated basis, (ii) estimates of future production costs, exploration expenditures and other expenses for specific operations and on a consolidated basis, (iii) estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof, (iv) statements as to the projected development of certain ore deposits, including estimates of development and other capital costs, financing plans with respect thereto and expected production commencement dates, (v) estimates of future costs and other liabilities for certain environmental matters, including expected date of receipt of environmental permits and completion dates for environmental remediation work, and (vi) estimates of reserves.

     Where the Corporation expresses an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements ("cautionary statements") are described below. See also "Safe Harbor Statement" discussion in Management's Discussion and Analysis in the 1997 Annual Report to Stockholders on page 20 therein. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

     All subsequent written and oral forward-looking statements attributable to the Corporation or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. The Corporation disclaims any intent or obligation to update publicly any forward-looking statements set forth in this Report, or incorporated herein by reference, whether as a result of new information, future events or otherwise.

GOLD PRICE VOLATILITY

     The cash flows and profitability of NGC's operations is significantly affected by changes in the market price of gold. Market gold prices can fluctuate widely and are affected by numerous factors beyond NGC's control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the U.S. dollar (the currency in which the price of gold is generally quoted) and of other currencies, interest rates, gold sales by central banks, forward sales by producers, global or regional political or economic events, and production and cost levels in major gold-producing regions such as South Africa. In addition, the price of gold sometimes is subject to rapid short-term changes because of speculative activities. The current demand for and supply of gold affect gold prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of gold consists of a combination of new production from mining and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.

As the amounts produced in any single year constitute a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant impact on the supply of gold or on its price. If revenue from gold sales falls for a substantial period below NGC's cost of production at its operations, NGC could determine that it is not economically feasible to continue commercial production at any or all of its operations or to continue the development of some or all of its projects. NGC's weighted average total cash cost of equity production for its worldwide operations was $187 per ounce of gold sold in 1997, $218 in 1996 and $204 in 1995. See also "Gold
Price" discussion on page 15 in the 1997 Annual Report to Stockholders.

     The gold market generally is characterized by volatile prices. The volatility of gold prices is illustrated in the following table of annual high, low and average afternoon fixing prices for gold per ounce on the London Bullion
Market:

YEAR                                            HIGH     LOW     AVERAGE
-----                                           ----     ----    -------
1988.......................................     $484     $395     $437
1989.......................................     $416     $356     $381
1990.......................................     $424     $346     $383
1991.......................................     $403     $344     $362
1992.......................................     $360     $330     $344
1993.......................................     $406     $326     $360
1994.......................................     $396     $370     $384
1995.......................................     $396     $372     $384
1996.......................................     $415     $367     $388
1997.......................................     $367     $283     $331
1998 (through March 5).....................     $305     $279     $293

------------
Source of Data: Metals Week and Reuters.

     On March 5, 1998, the afternoon fixing price for gold on the London Bullion Market and the spot market price of gold per ounce on the New York Commodity Exchange was $294.

IMPACT OF PRICE PROTECTION ACTIVITIES

     NGC has utilized commodity instruments to protect the selling price of certain anticipated gold production. Although the use of such instruments may protect a company against low gold prices, it may also prevent full participation in subsequent increases in the market price for gold with respect to covered production.

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

ORE RESERVE ESTIMATES

     The proven and probable reserve figures presented herein are estimates, and no assurance can be given that the indicated levels of recovery of gold and copper will be realized. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold and copper, as well as increased production costs or reduced recovery rates, could render NGC's proven and probable gold and copper reserves containing relatively lower grades of mineralization uneconomic to exploit and may ultimately result in a reduction of reserves.

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

     In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law of 1872, as amended (the "General Mining Law"), which governs mining claims and related activities on U.S. federal lands. Although no such legislation has been adopted to date, there can be no assurances that such legislation will not be adopted in the future. If ever adopted, such legislation could, among other things, impose royalties on gold production from currently unpatented mining claims located on U.S. federal lands. If such legislation is ever adopted, it could reduce the amount of future exploration and development activity conducted by NGC on such U.S. federal lands. In addition, in 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on U.S. federal lands. In October 1994, a moratorium on the processing of new patent applications was approved. While such moratorium currently remains in effect, its future is unclear. As of December 31, 1997, approximately 12.2% of NGC's proven and probable reserves in the U.S. are located on unpatented mining claims on U.S. federal lands, the remainder being located on private land.

RISKS OF FOREIGN INVESTMENTS

     Certain of NGC's activities are located in foreign countries. NGC's foreign investments include operations and exploration projects in Peru, Indonesia and Uzbekistan. NGC also has exploration and/or development projects in North America, Latin America, South America, Southeast Asia and Central Asia.

     Foreign mining investments are subject to the risks normally associated with conducting business in foreign countries, which are less developed or have an emerging economy, including uncertain political and economic environments, as well as risks of war and civil disturbances or other risks which may limit or disrupt a project, restrict the movement of funds or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation, risk of adverse changes in laws or policies of particular countries, increases in foreign taxation, delays in obtaining or the inability to obtain necessary governmental permits, limitations on ownership and on repatriation of earnings, and foreign exchange controls and currency devaluations. Although NGC is not currently experiencing any significant problems in foreign countries arising from such risks, there can be no assurance that such problems will not arise in the future. While political risk insurance has been obtained to cover portions of NGC's investments in Peru, Indonesia and Uzbekistan against certain expropriation, war, civil unrest and political violence risks, such insurance is limited by its terms to the particular risks specified therein and is subject to certain exclusions. There can be no assurance that claims would be paid under such insurance in connection with a particular event in a foreign country. Foreign investments may also be adversely affected by laws and policies of the U.S. affecting foreign trade, investment and taxation. See also "Foreign Currency" discussion on page 15 in the 1997 Annual Report to Stockholders.

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

PROPOSED REPEAL OF PERCENTAGE DEPLETION FOR NONFUEL MINERALS MINED ON CERTAIN FEDERAL LANDS

     NGC presently benefits from the percentage depletion allowance permitted under current law. Subject to limitations, taxpayers may claim deductions for the depletion of mineral resources. Such deductions may be based upon the taxpayer's tax cost of the mineral resources ("cost depletion") or upon a portion of the gross or net revenues from sales of the mineral resources ("percentage depletion"). The proposed 1998 U.S. federal budget would repeal the present percentage depletion provisions for nonfuel minerals, including gold, extracted from any land where title to the land or the right to extract minerals from such land was originally obtained pursuant to the provisions of the General Mining Law. The proposal is stated only in general terms and does not provide specific details as to its potential operation, including the lands that will ultimately be affected. It is uncertain whether the repeal of these provisions will ultimately be adopted. If adopted, however, such repeal could have an adverse effect on the results of operations of NGC. The magnitude of such effect currently cannot be determined and will be affected by several factors, including the specific landholdings of NGC that are actually impacted, the level of future production from such landholdings and future gold prices.

                        GLOSSARY OF CERTAIN MINING TERMS

     Set forth below is a glossary of certain mining and related terms used in this report:


     AUTOCLAVE: A multi-compartment, mechanically-agitated pressure vessel used to oxidize the sulfide minerals contained in gold ores. Gold ore slurry is introduced into the autoclave under high pressure and temperature and chemically reacts with oxygen being sparged into the vessel, thus oxidizing the sulfide to sulfate and preparing the contained gold to be leached with cyanide in subsequent steps. Autoclaves for gold processing typically operate at pressures ranging form 230 to 450 pounds per square inch, and at temperatures ranging from 180 degrees to 250 degrees C.

     BIOLEACH TECHNOLOGY: A process whereby the sulfide minerals in an ore heap are oxidized by percolation of an oxygen-bearing solution to liberate the occluded gold particles, which are then recovered in a heap leaching step. The oxidation is promoted by a bacterial action.

     BIO-OXIDATION: Bacterially-promoted oxidation of sulfide minerals in an ore. This can be carried out by solution percolation in a heap of run-of-mine or crushed ore, or, in the case of finely-ground ore, in air-sparged stirred tanks where the ore is mixed with water to form a slurry. The gold liberated by bio-oxidation is recovered in further leaching stages.

     CARBON-IN-LEACH: A process by which gold in a milled ore is leached into solution by cyanide and oxygen, and the solubilized gold is simultaneously recovered from the solution by adsorption on to activated carbon particles. The gold-bearing carbon particles are recovered by screening from the mixture of ore and solution. The process is carried out in a series of agitated tanks in which the ore and solution move downstream form tank to tank, and the carbon is moved upstream against the flow.

     CARBON-IN-PULP: A process similar to carbon-in-leach except that leaching with cyanide occurs prior to carbon absorption.

     CARRIED INTEREST: A percentage ownership in a mining company or joint venture which typically does not make cash contributions for the development of the mine. Such contributions are made by a co-owner that usually recovers its investment from mine production profits before any participation in such profits by the carried interest owner.

     CRUSHING PLANT: A plant in which run-of-mine ore is physically reduced in size by mechanical crushing in order to improve the liberation of the gold particles for downstream recovery.

     DORE: Unrefined gold consisting of 60% to 70% gold which is further refined to almost pure gold by a smelter or refinery.

     DRY TONS: Ore tons measured on a moisture-free basis so that the mass of any water in the ore is not counted as part of the weight.

     EQUITY OUNCES: Ounces attributable to a company based upon its interest in the subject property.

     FLOTATION: A process by which valuable minerals selectively attach to air bubbles in a chemical solution and are thus concentrated and separated from the valueless rock or mineral material in the ore.

     GOLD ROASTER: A reactor in which air or oxygen-enriched air is blown through a burning bed of finely ground ore containing sulfides and, with certain ores, organic carbon. The fuel value of the sulfides and organic carbon help to sustain the combustion. Destruction of the sulfides and carbon by combustion liberates the gold particles, thereby removing the refractory components in the ore which would otherwise reduce gold recovery in subsequent cyanide extraction.

     HEAP LEACHING: The process of stacking run-of-mine or crushed ore in a heap, and percolating through the ore a solution containing oxygen and a leaching agent such as cyanide or ammonium thiosulfate. The gold which leaches from the ore into the solution is recovered from the solution by carbon absorption or precipitation. The solution, after topping up the leaching agent, is then recycled to the heap to effect further leaching.

         MERRILL-CROWE PLANT: A facility where dissolved gold and silver are recovered from a sodium-cyanide leaching solution by precipitation with zinc dust after the leaching solution is clarified and deoxygenated by vacuum treatment.

         MINE: An excavation made in the earth for the purpose of extracting minerals. The excavation may be an open-pit on the surface or underground workings.

         MINING DEPLETION: During the process of excavating reserves, certain material is mined and processed. The amount of reserves removed is known as depletion.

         ORE: A mixture of valuable and worthless minerals from which at least one of the minerals can be mined and processed at an economic profit.

         ORE GRADE: The average amount of gold, expressed in ounces, contained in a dry short ton of gold-bearing ore.

         OXIDE ORE: Gold ore that has been subjected to oxidation through natural weathering and surface water percolation to the extent that the minerals are readily treatable by standard processes.

         REFRACTORY ORE: An ore which requires additional steps in the milling process to oxidize the ore, usually involving heat and/or pressure, in order to recover the gold contained in the ore.

         RUN-OF-MINE: The process of blasting ore and placing it directly on the leaching pad without any crushing activity.

ITEM 3. LEGAL PROCEEDINGS

     In December 1983, the State of Colorado filed a lawsuit in the U.S. District Court for the District of Colorado under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"), 42 U.S.C. 9601 et seq., seeking clean-up and damages for alleged injury to natural resources due to releases of hazardous substances into the environment. This case, State of Colorado v. ASARCO, Inc., et al. (Civil Action No. 83-C-2388), was consolidated with another action, United States of America v. Apache Energy & Minerals, et al. (Civil Action No. 86-C-1676), which was filed in August 1986. Both cases involve allegations of environmental impairment in the vicinity of Leadville, Colorado, including the area of the operations and property of the Res-ASARCO Joint Venture, the Yak Tunnel, and adjacent property, and seek remedial actions and damages from a number of defendants, including Newmont and Resurrection Mining Company ("Resurrection") which is an equal partner with ASARCO Incorporated in the Res-ASARCO Joint Venture. In August 1994, the Court entered a Partial Consent Decree between and among the U.S., Newmont, Resurrection and certain defendants. The Partial Consent Decree obligates Resurrection to pay for and perform the cleanup of sources of contamination in various areas, pursuant to the CERCLA administrative process. During 1995 and 1996, Resurrection implemented and completed remedial action at selected locations, and development of feasibility studies were sent to the EPA for approval in 1997. Additional remedial activities are planned for 1998. The precise nature of the final remedial activities is subject to EPA and State of Colorado review and selection and public comment. At this time, the precise remedy and cost have not been fixed. The proposed settlement also requires Resurrection to reimburse the EPA and the State of Colorado for their response costs. Further, Resurrection's cleanup and reimbursement obligations are subject to certain sharing percentages with at least one other defendant. The Partial Consent Decree does not resolve certain other potential liabilities, including liability for any natural resource damage and any groundwater or surface water contamination. See also Note 17 to the financial statements in the 1997 Annual Report to Stockholders on page 42 therein.

     In September 1995, Southern Peru Copper Corporation ("SPCC"), previously 10% owned by NGC, was served with a lawsuit, which was filed in the state court of Nueces County, Texas, naming as defendants SPCC, its present and former stockholders including NGC, and certain other defendants. The lawsuit sought unspecified compensatory and punitive damages for alleged personal injuries to approximately 700 persons resident in Peru and property damages arising from alleged releases into the environment from SPCC operations in Peru. In September 1995, the action was removed from Texas state court to the U.S. District Court for the Southern District of Texas, Corpus Christi Division. In October 1995, SPCC and other defendants filed a motion to dismiss the action on a number of grounds, including that it would be unreasonable for a U.S. court to exercise extraterritorial jurisdiction, lack of personal jurisdiction and forum non conveniens. In January 1996, the Court entered an order dismissing the complaint on the grounds that under U.S. and international law the subject matter of the lawsuit should be adjudicated before Peruvian courts. In February 1996, plaintiffs filed a notice of appeal from the order of the U.S. District Court dismissing the complaint and from an earlier order of that Court denying plaintiffs' motion to remand the case to the Texas state court. The U.S. Court of Appeals for the Fifth Circuit heard argument on the appeal in December 1996 and affirmed the dismissal in May 1997. This matter is now closed with no liability to the Corporation.

     In December 1996, Santa Fe entered into a definitive merger agreement with Homestake Mining Company ("Homestake") and a subsidiary of Homestake, subsequent to discussions during November 1996 with both Homestake and Newmont regarding potential business combinations. In January 1997, Newmont announced a proposal for a business combination with Santa Fe. Santa Fe commenced discussions with Newmont in January 1997 and in March 1997, the merger agreement between Homestake and Santa Fe was terminated and Santa Fe entered into a merger agreement with Newmont. In December 1996, six Santa Fe stockholders filed class action complaints against Santa Fe and Santa Fe's Board of Directors (collectively, "Defendants"). The complaints alleged, among other things, that members of the Santa Fe Board of Directors breached their fiduciary responsibilities to Santa Fe's stockholders by failing to consider fully the Newmont proposal to acquire Santa Fe and the Santa Fe Board of Directors approved the Homestake merger transaction to ensure that certain of the defendants would retain their positions. Subsequent to the consummation of the merger, the plaintiffs dismissed the complaints but have sought to have the Delaware Court of Chancery retain jurisdiction for the purpose of determining whether plaintiffs' counsel are entitled to an award of attorneys' fees. Plaintiffs have not filed a petition for such an award. Any such award should not have a material adverse effect on Newmont's financial position or results of operations.

     For a description of the litigation involving NGC's ownership interest in Minera Yanacocha, see page 5.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    Newmont's executive officers as of March 5, 1998 were:

     NAME                       AGE                   OFFICE
     ----                       ---                   ------
Ronald C. Cambre                59       Chairman, President and Chief Executive Officer
Wayne W. Murdy                  53       Executive Vice President and Chief Financial Officer
John A. S. Dow                  52       Senior Vice President, Exploration
David H. Francisco (1)          48       Senior Vice President, International Operations
Lawrence T. Kurlander           58       Senior Vice President, Chief Administrative Officer
W. James Mullin (1)             52       Senior Vice President, North American Operations
David A. Baker (1)              43       Vice President, Environmental Affairs
D. Scott Barr (1)               48       Vice President, Projects
George G. Byers (1)             51       Vice President, Government Relations
Steven A. Conte (1)             55       Vice President, Human Resources
Thomas M. Conway (1)            41       Vice President, Latin American Operations
Mary E. Donnelly (1)            46       Vice President, Government Relations
Thomas L. Enos (1)              46       Vice President, General Manager, Carlin
W. Durand Eppler (1)            44       Vice President, Business Development and Planning
Gary E. Farmar (1)              43       Vice President, Internal Audit
Patricia A. Flanagan            39       Vice President, Treasurer and Assistant Secretary
Eric Hamer (1)                  55       Vice President and Senior Project Executive, Indonesia
Bruce D. Hansen (1)             40       Vice President, Project Development
Joy E. Hansen                   52       Vice President and General Counsel
Jeffrey R. Huspeni (1)          42       Vice President, Mine Geology
Donald G. Karras                44       Vice President, Taxes
Leendert G. Krol (1)            58       Vice President, International Exploration
Leland W. Krugerud (1)          46       Vice President, Accounting and Information Systems
Jack H. Morris (1)              58       Vice President, Corporate Relations
Jean-Michel Rendu (1)           54       Vice President, Resources and Mine Planning
Timothy J. Schmitt              55       Vice President, Secretary and Assistant General Counsel
Linda K. Wheeler                44       Controller

--------
(1)Elected officer of NGC only.

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

     Mr. Cambre was elected Chairman of Newmont in November 1994 (effective January 1995), President in June 1994 and Chief Executive Officer in September 1993 (effective November 1993). He served as Vice Chairman of Newmont from November 1993 through December 1994. Previously, he served as Vice President and Senior Technical Advisor to the office of the Chairman of Freeport-McMoRan Inc., a natural resources company, from June 1988 to September 1993. He is also Chairman, President and Chief Executive Officer of NGC.

     Mr. Murdy was elected Executive Vice President of Newmont in July 1996 and designated Chief Financial Officer effective in December 1992. He served as a Senior Vice President of Newmont from December 1992 to July 1996. He is also Executive Vice President and Chief Financial Officer of NGC.

     Mr. Dow was elected Senior Vice President, Exploration of Newmont in July 1996. He served as Vice President, Exploration of Newmont from April 1992 to May 1994. Previously, he held various senior exploration positions with Newmont, NGC and its subsidiaries for more than five years. He is also Senior Vice President, Exploration of NGC.

     Mr. Francisco was elected Senior Vice President, International Operations of NGC in May 1997. Previously, he served as Vice President, International Operations from July 1995 to May 1997. Previously, he served as Executive Vice President and General Manager of P.T. Freeport Indonesia Co., a natural resources company, from August 1992 to May 1995.

     Mr. Kurlander was elected Senior Vice President, Chief Administrative Officer of Newmont in May 1997; he served as Senior Vice President, Administration from March 1994 to May 1997. Previously, he served as Senior Vice President, Public Affairs and Government Affairs, for Nabisco International Inc. of RJR Nabisco, Inc., a consumer products company, since 1992. He is also Senior Vice President, Chief Administrative Officer of NGC.

     Mr. Mullin was elected Senior Vice President, North American Operations of NGC in May 1997. Previously, he served as Vice President and Regional Director, Nevada Operations of NGC from May 1994 to May 1996, and prior thereto served as Vice President and General Manager from December 1993 to May 1994. He also served as Acting General Manager from January 1993 to December 1993. Prior thereto he held various senior operating positions with NGC.

     Mr. Baker was elected Vice President, Environmental Affairs of NGC in April 1991.

     Mr. Barr was elected Vice President, Projects of NGC in May 1997. Previously, he served as Director, Technical Services from October 1995 to May 1997. Previously, he served as Vice President, Planning of Independence Mining Company, Inc., a natural resources company, from January 1985 to October 1995.

     Mr. Byers was elected Vice President, Government Relations of NGC in May 1997. Previously, he served as Vice President, Government Affairs of Santa Fe Pacific Gold Corporation, a natural resources company, from January 1990 to May 1997.

     Mr. Conte was elected Vice President, Human Resources of NGC in April 1995. Previously, he served as Vice President, Human Resources of Echo Bay Mines Ltd., a natural resources company, from January 1988 to April 1995.

     Mr. Conway was designated Vice President, Latin America Operations of NGC in December 1997. Previously, he served as Vice President, General Manager, Yanacocha from May 1997 to December 1997 and held various senior positions with NGC since 1986.

     Ms. Donnelly was elected Vice President, Government Relations of NGC in June 1990.

     Mr. Enos was elected Vice President, General Manager, Carlin of NGC in May 1997. Previously, he served as General Manager of Carlin and held various senior positions with NGC and its subsidiaries since 1971.

     Mr. Eppler was elected Vice President, Business Development and Planning of NGC in May 1995. Previously, he served as Managing Director of Chemical Securities, Inc., an affiliate of Chemical Bank, for more than five years.

     Mr. Farmar was designated Vice President, Internal Audit of NGC in May 1997. Previously, he served as Vice President and Controller of NGC from December 1992 to May 1997.

     Ms. Flanagan was elected a Vice President of Newmont in March 1995 and elected Treasurer in December 1992. Previously, she served as an Assistant Treasurer. She was appointed Assistant Secretary in June 1992. She is also Vice President, Treasurer and Assistant Secretary of NGC.

     Mr. Hamer was elected Vice President and Senior Project Executive, Indonesia of NGC in August 1997. From May 1996 to August 1997 he served as Vice President, Senior Project Executive, Batu Hijau for NGC. Previously, he served as Vice President, North American Operations of NGC from July 1995 to May 1996, as Vice President, Indonesian Projects, from January 1994 to July 1995 and as Vice President, Project Development from January 1993 through December 1993. He also served as Vice President and General Manager of NGC's Carlin operations from October 1991 to December 1992.

     Mr. Hansen was elected Vice President, Project Development of NGC in May 1997. Previously, he served as Senior Vice President, Corporate Development of Santa Fe Pacific Gold Corporation, a natural resource company, from April 1994 to May 1997 and Previously held various senior positions with Santa Fe since 1982.

     Ms. Hansen was elected Vice President and General Counsel of Newmont in September 1996. She was elected Vice President and Associate General Counsel of NGC in March 1995 and designated General Counsel in July 1996. Previously, she served as Associate General Counsel of NGC from March 1992 to July 1994.

     Mr. Huspeni was elected Vice President, Mine Geology of NGC in May 1997. Previously, he served as Director, Mine Geology of NGC and held various senior positions with NGC since January 1982.

     Mr. Karras was elected Vice President, Taxes of Newmont in November 1992. He is also Vice President, Taxes of NGC.

     Mr. Krol was designated Vice President, International Exploration of NGC in October 1997. Previously, he served as Vice President, International
Exploration and Acquisitions of NGC from May 1997 to October 1997, and Vice President, Exploration of NGC from September 1994 to May 1997. He served as Director of Foreign Exploration from May 1992 to September 1994.

     Mr. Krugerud was elected Vice President of Accounting and Information Systems of NGC in May 1997. Previously, he served as Director, Internal Audit of NGC and held various senior positions with NGC since September 1989.

     Mr. Morris was elected Vice President, Corporate Relations of NGC in March 1994. Previously, he served as Director of Investor Relations and Corporate Communications for Inland Steel Industries, a steel producer, from 1990 to 1993.

     Mr. Rendu was designated Vice President, Resources and Mine Planning of NGC in June 1997. Previously, he served as Vice President, Technical Services from January 1995 to June 1997 and served as Vice President, Information Systems of NGC from November 1991 to January 1995 and Vice President, Mine Engineering of NGC from March 1991 to January 1995.

     Mr. Schmitt was elected a Vice President of Newmont in December 1986 and was elected Secretary in May 1988. He was designated Assistant General Counsel in October 1991. He is also Vice President, Secretary and Assistant General Counsel of NGC.

     Ms. Wheeler was elected Controller of Newmont in May 1997. Previously, she served as Controller of Santa Fe Pacific Gold Corporation, a natural resources company, from May 1994 to May 1997, and held various management positions with Santa Fe prior thereto. She is also Controller of NGC.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information set forth under the caption "Stock Market Information" in the 1997 Annual Report to Stockholders on page 46 therein is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

                                     1997       1996       1995       1994       1993
                                     ----       ----       ----       ----       ----
                                              (In millions, except per share)
For the Years Ended December 31,
--------------------------------

Sales                              $1,572.8   $1,105.7   $  981.6   $  967.5   $  830.3

Income from continuing
  operations                       $   68.4   $   98.6   $  147.7   $  127.4   $  115.6

Net income (1)                     $   68.4   $   98.6   $  147.7   $  127.4   $  285.9

Income per common share:
  Continuing operations            $   0.44   $   0.63   $   0.95   $   0.80   $   0.74

  Net income (1)                   $   0.44   $   0.63   $   0.95   $   0.80   $   2.02

Dividends declared per
  common share (2)                 $   0.39   $   0.48   $   0.48   $   0.48   $   0.48

At December 31,
---------------

Total assets                       $3,614.0   $3,282.1   $2,710.0   $2,429.0   $1,833.3
Long-term debt, including
  current portion                  $1,222.7   $1,059.1   $  808.5   $  683.6   $  349.3
Stockholders' equity               $1,697.1   $1,667.0   $1,354.7   $1,256.4   $1,138.4

(1) In 1993, includes income from discontinued operations of $131.8 million ($0.99 per share), net of tax, and a benefit of $38.5 million ($0.29 per share), net of tax, for the cumulative effect of a change in accounting for income taxes.
(2) In each of the years 1993 through 1996, NMC declared dividends of $0.48 per share per NMC common share. Santa Fe declared dividends of $0.05 per Santa Fe common share in 1996 and 1995. Prior to 1995, Santa paid dividends to another company as its wholly-owned subsidiary.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis" in the 1997 Annual Report to Stockholders on pages 14 through 20 therein is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the caption "Market Conditions and Risks" in the 1997 Annual Report to Stockholders on page 15 therein is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information set forth in the 1997 Annual Report of Stockholders on pages 21 through 46 therein is incorporated herein by reference.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with Arthur Andersen LLP, Newmont's independent public accountants, regarding any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Newmont's directors will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1998 annual meeting of stockholders and is incorporated herein by reference. Information concerning Newmont's executive officers is set forth under Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning this item will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1998 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning this item will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1998 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

1.   Financial Statements

     The financial statements, together with the reports thereon of Arthur Andersen LLP dated January 27, 1998, and Price Waterhouse LLP dated February 1, 1997, included as Exhibit 13, are incorporated by reference in this Form 10-K Annual Report.

                                                                          PAGE
                                                                          ----
Report of Independent Public Accountants...............................     *
Statements of Consolidated Income .....................................     *
Consolidated Balance Sheets ...........................................     *
Statements of Consolidated Changes in Stockholders'
 Equity ...............................................................     *
Statements of Consolidated Cash Flows .................................     *
Notes to Consolidated Financial Statements ............................     *

*  See Exhibit 13.

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

4(b)/4(c).    First Amendment dated November 27, 1990 and Second Amendment dated
              December 7, 1990 to the aforementioned Rights Agreement dated
              August 30, 1990. Incorporated by reference to Exhibits 2 and 3, respectively, to registrant's Form 8 dated December 7, 1990.

4(d).         Third Amendment dated February 26, 1992 to the aforementioned
              Rights Agreement dated August 30, 1990. Incorporated by reference to Exhibit 4 to registrant's Form 8 dated March 17, 1992.

4(e).         Indenture dated March 23, 1992 between registrant and Bank of
              Montreal Trust Company. Incorporated by reference to Exhibit 4 to registrant's Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1992.

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

10(d).        1996 Employees Stock Plan. Incorporated by reference to Exhibit
              10(d) to registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

10(e). Agreement dated October 15, 1993, effective November 1, 1993, among registrant, NGC and Ronald C. Cambre. Incorporated by reference to Exhibit 10 to registrant's Quarterly Report on Form
              10-Q for the quarter ended September 30, 1993.

10(f).        Amendment No. 1, dated June 24, 1997, to Agreement dated
              October 15, 1993, effective November 1, 1993 among registrant, NGC and Ronald C. Cambre. Incorporated by reference to Exhibit 10 to registrant's Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1997.

10(g). Letter Agreement dated December 15, 1993, between NGC and registrant. Incorporated by reference to Exhibit A to NGC's Proxy
              Statement dated February 16, 1994.

10(h). Tax Sharing Agreement dated as of January 1, 1994 between registrant and NGC. Incorporated by reference to Exhibit 10(i) to registrant's Annual Report on Form 10-K for the year ended
              December 31, 1994.

10(i). Agreement and Plan of Merger dated as of March 10, 1997, among registrant, Midtown Two Corp. and Santa Fe Pacific Gold
              Corporation. Incorporated by reference to Exhibit 2.1 to registrant's Registration Statement on Form S-4
              (File No. 333-19335).

12.           Statement re Computation of Ratio of Earnings to Fixed Charges.

13. Those portions of the 1997 Annual Report to Stockholders of NMC that are incorporated herein by reference.

21.           Subsidiaries of registrant.

23.           Consent of Arthur Andersen LLP.

23.1          Consent of Price Waterhouse LLP.

24.           Power of Attorney.

27.           Financial Data Schedules.

(b)      Reports on Form 8-K:

     November 10, 1997 filing on Form 8-K; Items 5 and 7, including restated consolidated financial statements for the years ended December 31, 1996, 1995 and 1994, together with the report thereon of Arthur Andersen LLP independent public accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NEWMONT MINING CORPORATION

                                             By   /s/ TIMOTHY J. SCHMITT
                                                      Timothy J. Schmitt
                                              Vice President, Secretary and
                                                 Assistant General Counsel
March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        SIGNATURE                    TITLE                       DATE
        ---------                    -----                       ----
         *                         Director
  Rudolph I. J. Agnew

         *                         Director
     J. P. Bolduc

         *                         Chairman, President and
   Ronald C. Cambre                 Chief Executive Officer
                                    and  Director

         *                         Director
  Joseph P. Flannery

         *                         Director
   Donald W. Gentry

         *                         Director
  Leo I. Higdon, Jr.

         *                         Director
   Thomas A. Holmes

         *                         Director
   Patrick M. James

         *                         Director
   George B. Munroe

         *                         Director
 Robin A. Plumbridge

         *                         Director                      March 26, 1998
   Moeen A. Qureshi

         *                         Director
  Michael K. Reilly

         *                         Director
William I. M. Turner, Jr.

         *                         Executive Vice President
                                    and Chief Financial Officer
    Wayne W. Murdy                 (Principal Financial Officer)

         *                         Controller
 Linda K. Wheeler                   (Principal Accounting Officer)


*By /s/ TIMOTHY J. SCHMITT
        Timothy J. Schmitt
        as Attorney-in-fact

                                   Appendix I

     The following is a narrative description of the map in image form which has been included in the paper version of the Form 10-K but has been excluded from the EDGAR version of the Form 10-K.

     Map of Nevada Operating Properties and Principal Area of Land Holdings -- Page 4 of Form 10-K.

          On Page 4 of the Form 10-K, the registrant has included a map of Nevada with an enlargement of the geographical location of its operations on the Carlin Trend, Lone Tree Complex, Twin Creeks Mine and Rosebud Mine discussed on Pages 1 through 4 of the Form 10-K. The map also includes the registrant's principal area of land holdings in the gray shaded areas.

                                 EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

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

4(b)/4(c).    First Amendment dated November 27, 1990 and Second Amendment dated
              December 7, 1990 to the aforementioned Rights Agreement dated
              August 30, 1990. Incorporated by reference to Exhibits 2 and 3, respectively, to registrant's Form 8 dated December 7, 1990.

4(d).         Third Amendment dated February 26, 1992 to the aforementioned
              Rights Agreement dated August 30, 1990. Incorporated by reference to Exhibit 4 to registrant's Form 8 dated March 17, 1992.

4(e).         Indenture dated March 23, 1992 between registrant and Bank of
              Montreal Trust Company. Incorporated by reference to Exhibit 4 to registrant's Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1992.

10(a). 1982 Key Employees Stock Option Plan. Incorporated by reference to Exhibit to registrant's Registration Statement on Form S-8
              (No. 33-10141).

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
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

10(d).        1996 Employees Stock Plan. Incorporated by reference to Exhibit
              10(d) to registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

10(e). Agreement dated October 15, 1993, effective November 1, 1993, among registrant, NGC and Ronald C. Cambre. Incorporated by reference to Exhibit 10 to registrant's Quarterly Report on Form
              10-Q for the quarter ended September 30, 1993.

10(f).        Amendment No. 1, dated June 24, 1997, to Agreement dated
              October 15, 1993, effective November 1, 1993 among registrant, NGC and Ronald C. Cambre. Incorporated by reference to Exhibit 10 to registrant's Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1997.

10(g). Letter Agreement dated December 15, 1993, between NGC and registrant. Incorporated by reference to Exhibit A to NGC's Proxy
              Statement dated February 16, 1994.

10(h). Tax Sharing Agreement dated as of January 1, 1994 between registrant and NGC. Incorporated by reference to Exhibit 10(i) to registrant's Annual Report on Form 10-K for the year ended
              December 31, 1994.

10(i). Agreement and Plan of Merger dated as of March 10, 1997, among registrant, Midtown Two Corp. and Santa Fe Pacific Gold
              Corporation. Incorporated by reference to Exhibit 2.1 to registrant's Registration Statement on Form S-4
              (File No. 333-19335).

12.           Statement re Computation of Ratio of Earnings to Fixed Charges.

13. Those portions of the 1997 Annual Report to Stockholders of NMC that are incorporated herein by reference.

21.           Subsidiaries of registrant.

23.           Consent of Arthur Andersen LLP.

23.1          Consent of Price Waterhouse LLP.

24.           Power of Attorney.

27.           Financial Data Schedules.