Form 10-Q
period 1998-06-30
NEWMONT MINING CORP
filed 1998-08-11
CIK 71824

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to
                                        ----------    ---------

Commission File Number:    1-1153


                           NEWMONT MINING CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      13-2526632
         --------                                      ----------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
incorporation or organization)

1700 Lincoln Street, Denver, Colorado                    80203
-------------------------------------                    -----
(Address of principal executive offices)              (Zip Code)



                                  303-863-7414
                                  ------------
              (Registrant's telephone number, including area code)

           ----------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

There were 156,512,263 shares of common stock outstanding on August 10, 1998.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                        Statements of Consolidated Income
                        (In thousands, except per share)
                                   (Unaudited)


                                                                   Three Months Ended
                                                                        June 30,
                                                               --------------------------
                                                                   1998           1997
                                                               -----------    -----------
Sales and other income
   Sales                                                       $   373,962    $   421,760
   Dividends, interest and other                                     2,329          5,659
                                                               -----------    -----------
                                                                   376,291        427,419
                                                               -----------    -----------

Costs and expenses
   Costs applicable to sales                                       207,635        211,741
   Depreciation, depletion and amortization                         72,243         66,140
   Exploration and research                                         16,573         29,300
   General and administrative                                       12,287         17,722
   Interest, net of capitalized interest of $3,580
     and $3,840, respectively                                       19,111         19,652
   Merger and related asset write-offs                                --          157,675
   Other                                                             2,634          6,202
                                                               -----------    -----------
                                                                   330,483        508,432
                                                               -----------    -----------

Pre-tax income (loss)                                               45,808        (81,013)

Income tax (expense) benefit                                        (7,057)        28,809

Minority interest in income of Minera Yanacocha                    (11,336)       (16,775)
Minority interest in (income) loss of Newmont Gold Company          (1,715)         4,335
                                                               -----------    -----------

Net income (loss)                                              $    25,700    $   (64,644)
                                                               ===========    ===========

Net income (loss) per common share,
  basic and diluted                                            $      0.16    $     (0.41)
                                                               ===========    ===========

Basic weighted average shares outstanding                          156,511        156,119
                                                               ===========    ===========

Cash dividends declared per Newmont Mining Corporation
   common share                                                $      0.03    $      0.12
                                                               ===========    ===========


                 See Notes to Consolidated Financial Statements

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                        Statements of Consolidated Income
                        (In thousands, except per share)
                                   (Unaudited)


                                                                      Six Months Ended
                                                                         June 30,
                                                               --------------------------
                                                                   1998           1997
                                                               -----------    -----------
Sales and other income
   Sales                                                       $   752,029    $   776,815
   Dividends, interest and other                                    13,763         39,883
                                                               -----------    -----------
                                                                   765,792        816,698
                                                               -----------    -----------
Costs and expenses
   Costs applicable to sales                                       417,442        395,747
   Depreciation, depletion and amortization                        145,085        126,629
   Exploration and research                                         32,685         52,872
   General and administrative                                       26,759         34,357
   Interest, net of capitalized interest of $6,455
     and $5,980, respectively                                       39,603         38,941
   Merger and related asset write-offs                                --          157,675
   Other                                                             5,521          8,130
                                                               -----------    -----------
                                                                   667,095        814,351
                                                               -----------    -----------

Pre-tax income                                                      98,697          2,347

Income tax (expense) benefit                                       (14,900)        15,388

Minority interest in income of Minera Yanacocha                    (23,569)       (32,024)
Minority interest in (income) loss of Newmont Gold Company          (3,764)           894
                                                               -----------    -----------

Net income (loss)                                              $    56,464    $   (13,395)
                                                               ===========    ===========

Net income (loss) per common share,
   basic and diluted                                           $      0.36    $     (0.09)
                                                               ===========    ===========

Basic weighted average shares outstanding                          156,494        156,097
                                                               ===========    ===========

Cash dividends declared per Newmont Mining Corporation
   common share                                                $      0.06    $      0.24
                                                               ===========    ===========


                 See Notes to Consolidated Financial Statements

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)




                                                           June 30,     December 31,
                                                            1998           1997
                                                        ------------   ------------
Assets
   Cash and cash equivalents                            $     54,134   $    146,232
   Short-term investments                                     11,180         12,790
   Accounts receivable                                        24,501         52,410
   Inventories                                               386,235        339,549
   Other current assets                                      126,817         90,389
                                                        ------------   ------------
     Current assets                                          602,867        641,370

   Property, plant and mine development, net               2,554,409      2,598,809
   Other long-term assets                                    356,844        373,803
                                                        ------------   ------------

       Total assets                                     $  3,514,120   $  3,613,982
                                                        ============   ============

Liabilities
   Short-term debt                                      $       --     $     25,771
   Current portion of long-term debt                          56,132         43,301
   Accounts payable                                           38,973         83,101
   Other accrued liabilities                                 168,499        242,358
                                                        ------------   ------------
     Current liabilities                                     263,604        394,531
   Long-term debt                                          1,174,861      1,179,410
   Reclamation and remediation liabilities                    91,909         88,651
   Other long-term liabilities                               183,703        192,033
                                                        ------------   ------------
       Total liabilities                                   1,714,077      1,854,625
                                                        ------------   ------------

Minority interest in Minera Yanacocha                         51,644         62,253
Minority interest in Newmont Gold Company                    109,369        106,017
                                                        ------------   ------------

Contingencies (Note 7)

Stockholders' equity
   Common stock                                              250,414        250,350
   Additional paid-in capital                                818,081        817,040
   Retained earnings                                         570,535        523,697
                                                        ------------   ------------
       Total stockholders' equity                          1,639,030      1,591,087
                                                        ------------   ------------
       Total liabilities and stockholders' equity       $  3,514,120   $  3,613,982
                                                        ============   ============


                 See Notes to Consolidated Financial Statements

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                      Statements of Consolidated Cash Flows
                                 (In thousands)
                                   (Unaudited)



                                                                       Six Months Ended
                                                                           June 30,
                                                                  --------------------------
                                                                     1998           1997
                                                                  -----------    -----------
Operating activities:
   Net income (loss)                                              $    56,464    $   (13,395)
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
       Depreciation, depletion and amortization                       145,085        126,629
       Amortization of capitalized mining costs                        31,102           --
       Undistributed earnings of affiliates                             6,627           --
       Merger related asset write-offs                                   --           24,749
       Deferred taxes                                                 (14,799)       (46,594)
       Minority interest, net of dividends                              9,704        (11,990)
       Other                                                            2,852           (259)
       (Increase) decrease in operating assets:
         Accounts receivable                                           18,393           (706)
         Inventories                                                  (12,993)      (102,787)
         Other assets                                                 (13,039)          (900)
       Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                        (64,964)        21,852
         Other liabilities                                              6,134         16,150
                                                                  -----------    -----------
     Net cash provided by operating activities                        170,566         12,749
                                                                  -----------    -----------

     Investing activities:
       Additions to property, plant and mine development             (115,198)      (186,475)
       Advances to joint venture and affiliates                       (54,275)        (4,363)
       Acquisition of additional interest in Minera Yanacocha         (67,484)          --
       Cash effect of consolidating Minera Yanacocha                     --           40,705
       Other                                                            1,428           (367)
                                                                  -----------    -----------
     Net cash used in investing activities                           (235,529)      (150,500)
                                                                  -----------    -----------

     Financing activities:
       Repayments of long-term borrowings                            (168,680)      (627,697)
       Proceeds from long-term borrowings                             177,000        706,000
       Net decrease in short-term borrowings                          (25,771)       (23,249)
       Dividends paid on common stock                                  (9,389)       (30,679)
       Other                                                             (295)           483
                                                                  -----------    -----------
     Net cash provided by (used in) financing activities              (27,135)        24,858
                                                                  -----------    -----------

     Net decrease in cash and cash equivalents                        (92,098)      (112,893)
     Cash and cash equivalents at beginning of period                 146,232        227,053
                                                                  -----------    -----------
     Cash and cash equivalents at end of period                   $    54,134    $   114,160
                                                                  ===========    ===========

Supplemental information:
   Interest paid, net of amounts capitalized of
     $6,455 and $5,980, respectively                              $    40,483    $    32,689
   Income taxes paid                                              $    22,429    $    21,528




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


(2)      Earnings Per Common Share

         The following table presents a reconciliation of basic and diluted earnings per share calculations (in thousands, except per share):


                                                              For Three Months Ended June 30,
                                                        1998                                    1997
                                        ------------------------------------   -------------------------------------
                                                      Weighted       Per                     Weighted        Per
                                          Income      Average       Share        Income      Average        Share
                                          (Loss)       Shares       Amount       (Loss)       Shares        Amoun
                                        ----------   ----------   ----------   ----------    ----------   ----------
BASIC EARNINGS PER SHARE
Net income (loss) applicable to
  common shares                         $   25,700      156,511   $     0.16   $  (64,644)      156,119   $    (0.41)

EFFECT OF DILUTIVE SECURITIES
Equivalent common shares from stock
  options                                     --           --           --           --            --           --
                                        ----------   ----------   ----------   ----------    ----------   ----------
DILUTED EARNINGS PER SHARE
Net income (loss) applicable to
   common shares                        $   25,700      156,511   $     0.16   $  (64,644)      156,119   $    (0.41)
                                        ==========   ==========   ==========   ==========    ==========   ==========



                                                              For Six Months Ended June 30,
                                                        1998                                   1997
                                        ------------------------------------   -------------------------------------
                                                      Weighted       Per                      Weighted       Per
                                          Income      Average       Share        Income       Average       Share
                                          (Loss)       Shares       Amount       (Loss)        Shares       Amount
                                        ----------   ----------   ----------   ----------    ----------   ----------
BASIC EARNINGS PER SHARE
Net income (loss) applicable to
  common shares                         $   56,464      156,494   $     0.36   $  (13,395)     156,097    $    (0.09)

EFFECT OF DILUTIVE SECURITIES
Equivalent common shares from stock
  options                                     --           --           --           --            --           --
                                        ----------   ----------   ----------   ----------    ----------   ----------
DILUTED EARNINGS PER SHARE
Net income (loss) applicable to
   common shares                        $   56,464      156,494   $     0.36   $  (13,395)      156,097   $    (0.09)
                                        ==========   ==========   ==========   ==========    ==========   ==========


 (3)     Inventories

                                               At June 30,     At December 31,
                                                  1998              1997
                                               ----------      ----------------
                                                      (In thousands)
         Current:
           Ore and in-process inventories      $  198,468       $  172,589
           Precious metals                         99,620           82,594
           Materials and supplies                  86,953           82,819
           Other                                    1,194            1,547
                                               ----------       ----------
                                               $  386,235       $  339,549
                                               ==========       ==========
         Non-current:
           Ore in stockpiles (included
              in other long-term assets)       $  140,753       $  174,445
                                               ==========       ==========



(4)      Additional Interest in Minera Yanacocha

         The Corporation has an interest in Minera Yanacocha, a gold mining operation located in Peru, that began production in 1993. Prior to 1997, the Corporation owned a 38.0% interest that was accounted for on an equity basis. Beginning in 1997, Minera Yanacocha was consolidated into the Corporation's financial statements following the acquisition of an additional 13.35% interest. The acquisition was contested in litigation. In June 1998 the Peruvian Supreme Court resolved the litigation in favor of the Corporation as described below.

         In November 1993, the French government announced its intention to privatize the mining assets of Bureau de Recherches Geologiques et Minieres, the geological and mining bureau of the French government ("BRGM") and in September 1994, BRGM announced its intention to transfer its 24.7% interest in Minera Yanacocha to a third party. NGC and Compania de Minas Buenaventura, S.A. ("Buenaventura"), then 38.0% and 32.3% owners of Minera Yanacocha, respectively, filed suit in Peru to seek enforcement of their preemptive rights with respect to the proposed BRGM transfer. In February 1995, after a preliminary favorable appellate court ruling, both NGC and Buenaventura exercised their preemptive rights. NGC deposited its share of the provisional $90 million purchase price and the shares for its additional 13.35% interest with a Peruvian bank pending final resolution of the case. NGC borrowed its purchase price amount from the same Peruvian bank with the right of set off against the deposit, and accordingly, these amounts have been netted in the accompanying December 31, 1997 balance sheet. In September 1996, a trial court ruling provided that the preemptive rights were triggered in November 1993, and that the value of the 24.7% interest was $109.3 million. The value of NGC's shares held in escrow were calculated as of such date at $59.1 million and the additional amount was deposited with the Peruvian bank.

         An appeal to the Superior Court of Lima was filed by BRGM and other defendants challenging the court's determination that the preemptive rights were triggered and the date and amount of the valuation. In February 1997, the Superior Court upheld the decision of the trial court. Therefore, NGC reflected the increase in its ownership from 38.0% to 51.35% as of February 1997.

         BRGM and other defendants filed a request for Peruvian Supreme Court review of the Superior Court's resolution. In June of 1998, following several hearings before the Peruvian Supreme Court, the Supreme Court issued a resolution upholding the Superior Court judgment and finally resolving the litigation in favor of NGC and Buenaventura. Following that resolution, the Peruvian Bank released the shares held in escrow to NGC and Buenaventura and deposited the $109.3 million purchase price in another Peruvian Bank for credit to BRGM.

         The effects of non-cash transactions are excluded from the statements of consolidated cash flows. The following reflects the non-cash adjustments recorded on January 1, 1997 for the Minera Yanacocha transaction described above (in thousands):

Assets
  Inventories                                        $     15,661
  Other current assets                                     28,848
                                                     ------------
     Current assets                                        44,509
  Property, plant and mine development, net               106,308
  Other long-term assets                                    1,887
                                                     ------------
       Total assets                                  $    152,704

Liabilities
  Current portion of long-term debt                  $     14,256
  Other current liabilities                                31,190
                                                     ------------
  Current liabilities                                      45,446
  Long-term debt                                           24,244
  Other long-term liabilities                              15,520
                                                     ------------
       Total liabilities                             $     85,210
                                                     ============

         In connection with the Minera Yanacocha acquisition described above, the Corporation recorded $59.6 million in Property, plant and mine development, representing the excess of the cost to purchase the additional interest over the net book value of such interest.


(5)     Comprehensive Income

         The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" in the first quarter of 1998. Under SFAS No. 130, the Corporation reports comprehensive income, which in addition to net income, includes all changes in equity during a period except those resulting from investments by and distributions to owners. In the first and second quarters of 1998 and 1997, there were no material differences between net income and comprehensive income.


(6)     Commodity Instruments

         At June 30, 1998, the Corporation had forward sales contracts made on a spot deferred basis ("spot deferred contracts") for approximately 122,000 ounces of gold relating to domestic production during the period July 1998 through September 1998 at a weighted average price of $425 per ounce. In July 1997, the Corporation purchased approximately 1.1 million ounces of gold at an average price of $331 per ounce, to offset all spot deferred contracts held at that date. The gain or loss from these contracts is recognized in sales revenue as the related gold is delivered.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments and for hedging activity. SFAS No. 133 is effective for all periods in fiscal years beginning after June 15, 1999. SFAS No. 133 requires all derivatives to be recorded on the balance sheet as either an asset or liability and measured at fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. The Corporation is currently assessing the effect of SFAS No. 133 on its financial statements.

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

         Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements. At June 30, 1998 and December 31, 1997, $51.3 million and $45.6 million, respectively, were accrued for reclamation and remediation costs relating to currently producing mineral properties.

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

         In addition, the Corporation is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Corporation believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Corporation's best estimate of its liability for these matters, $49.7 million and $52.2 million were accrued for such obligations at June 30, 1998 and December 31, 1997, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Corporation believes that it is reasonably possible that the liability for these matters could be as much as 70% greater or 15% lower than the amount accrued at June 30, 1998. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Other expense in the period estimates are revised.

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


(8)       Supplementary Data

         The ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 1998 was 2.9. The Corporation guarantees certain third party debt which had total interest obligations of $0.6 million for the six months ended June 30, 1998. The Corporation has not been required to pay any interest on these obligations in the past, nor does the Corporation expect to have to pay any amounts with respect to such debt in the future. Therefore, such amounts have not been included in the ratio of earnings to combined fixed charges and preferred stock dividends.

(9)      Other

         American Institute of Certified Public Accountants Statement of Positions 98-5 ("SOP 98-5") provides guidance on the financial reporting of start-up and organization costs. SOP 98-5 broadly defines start-up activities and requires the costs of such start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 and the initial application is reported as the cumulative effect of a change in accounting principle. The Corporation has not yet completed its evaluation of the impact of SOP 98-5.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The following provides information which management believes is relevant to an assessment and understanding of Newmont Mining Corporation ("NMC") and its subsidiaries' (collectively, "Newmont") consolidated results of operations and financial condition. The discussion should be read in conjunction with the Management's Discussion and Analysis included in Newmont's 1997 Annual Report on Form 10-K. NMC's principal subsidiary is Newmont Gold Company ("NGC"), which holds all operating assets of Newmont, and is approximately 93.75% owned by NMC.

SUMMARY

         Newmont earned $25.7 million ($0.16 per share) and $56.5 million ($0.36 per share) in the quarter and six months ended June 30, 1998 compared with losses of $64.6 million ($0.41 per share) and $13.4 million ($0.09 per share) in the respective 1997 periods. The six months ended June 30, 1997 included an after-tax charge of $109.2 million related to expenses and write-offs associated with the Santa Fe merger and an after-tax gain of $14.3 million related to the close-out of certain put and call option contracts. Excluding these one-time items, Newmont earned $44.6 million ($0.29 per share) and $81.5 million ($0.52 per share) in the 1997 quarter and six months.

         Total equity gold production for the quarter and six months ended June 30, 1998 was 1,037,700 ounces and 2,070,500 ounces, respectively, slightly higher than second quarter 1997 production and up 10% from 1,875,800 ounces in the respective 1997 six month period. Total cash costs per ounce declined 6% for both the quarter ($182 vs. $193) and six months ($183 vs. $195) ended June 30, 1998 compared to the corresponding 1997 periods. With the market decline in gold prices, realized prices per equity ounce were $48 and $47 lower in the three and six months ended June 30, 1998 compared with those of the same 1997 periods. A portion of production was sold under commodity instruments resulting in realized prices that were $21 and $25 higher than the average market price during the quarter and six months ended June 30, 1998, respectively and $26 higher than in the 1997 periods.

MARKET CONDITIONS AND RISKS

         GOLD PRICE

         Newmont's profitability is significantly affected by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, forward selling by producers, central bank sales and purchases, investor sentiment and production levels. During 1998 the market gold price declined to its lowest level in 18 years. Continued uncertainty about the level of central banks' holding and lending of gold reserves, the perception of sustainable low-inflationary environments and other factors could continue to adversely impact the market price of gold. Although Newmont is one of the lowest cost gold producers, a sustained period of low gold prices could have a material adverse affect on its financial position and results of operations. At current estimates of 1998 production and expenses, a $10 change in the gold price results in an annual increase or decrease of approximately $38 million in cash flow from operations and approximately $27 million ($0.17 per share) in net income.

         Newmont has utilized commodity instruments to protect the selling price of certain anticipated gold production. Approximately 20% of production in 1998 is being sold under such instruments. Newmont is also taking further steps to optimize operations to preserve cash without impairing long-term growth during the current low gold price environment. Cash outlays are being reduced through a combination of lower capital spending, a refocused exploration program, revised mine and production plans and decreased general and administrative expenses.

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

         Over the past year, Indonesia has experienced a significant devaluation of its currency, the rupiah. Newmont's functional currency for its Indonesian projects is the U.S. dollar; however, certain receivables, primarily related to Value Added Tax, are denominated in rupiah. During the three months and six months ended June 30, 1998, $1.6 million and $2.9 million, respectively, were charged to Other expense to reflect the recent devaluation of these receivables.

RESULTS OF OPERATIONS

         PRODUCTION

         Newmont increased production in the first six months of 1998 compared with the corresponding 1997 period by expanding its processing capabilities for refractory ores in Nevada and Minahasa and by increasing mining rates at Minera Yanacocha. Equity production levels and per ounce cash costs are summarized below:


                                             Three Months Ended        Six Months Ended
                                                 June 30,                  June 30,
                                         -----------------------   -----------------------
                                            1998         1997         1998         1997
                                         ----------   ----------   ----------   ----------
Equity production ozs. (000):
  Nevada operations                           734.8        723.0      1,462.8      1,312.5
  Mesquite                                     38.4         66.0         80.4        122.6
  Minera Yanacocha                            147.8        132.0        302.3        239.4
  Zarafshan-Newmont                            42.8         58.8         92.7        113.5
  Minahasa                                     73.9         48.8        132.3         87.8
                                         ----------   ----------   ----------   ----------
       Total                                1,037.7      1,028.6      2,070.5      1,875.8
                                         ==========   ==========   ==========   ==========

Total cash costs per equity ounce:
  Nevada operations                            $199         $209         $202         $210
  Mesquite                                     $192         $228         $195         $228
  Minera Yanacocha                             $109         $ 91         $106         $ 96
  Zarafshan-Newmont                            $258         $204         $216         $211
  Minahasa                                     $108         $171         $119         $175
       Weighted average                        $182         $193         $183         $195



         Total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, production taxes, royalties and other cash costs. On a per ounce basis, weighted average costs in the 1998 quarter and six months were lower than those in the respective 1997 periods as a result of increased production levels, processing higher-grade ore with increased recovery rates in Nevada, increased tonnage under leach at Minera Yanacocha and continued cost containment efforts.

         U.S. OPERATIONS

         Newmont's Nevada operations are along the Carlin Trend near Elko and in the Winnemucca Region, where the Twin Creeks and the Lone Tree Complex mines are located.

         Production in the first six months of 1998 increased 11% from the corresponding 1997 period primarily due to (i) a full six months of production in 1998 from the Twin Creeks autoclaves which began production in the second half of 1997, the Lone Tree flotation plant, which began operations in March 1997 and the 50%-owned Rosebud mine, which commenced operation in February 1997;
(ii) processing of higher-grade oxide ore primarily from the Tusc deposit; and
(iii) transportation of selected ore types to processing facilities that maximized gold recovery and production in 1998; (iv) somewhat offset by lower leach ounce production because of diminishing oxide leach ore availability as the mines transition from oxide to refractory ores. Total cash costs per ounce declined 5% and 4% in the quarter and six months ended June 30, 1998, with higher production, fewer royalty burdened ounces and cost containment efforts. Nevada production in 1998 is expected to be comparable to the 2.8 million ounces in 1997 with somewhat higher total cash costs per ounce from the $205 in 1997 reflecting the processing of lower-grade ore during the second half of 1998.

         Production at the Mesquite mine, a heap-leach operation in southern California, decreased 42% and 34% in the 1998 quarter and six months from the same periods in 1997. Mesquite is reaching the end of its economic life; however, a prospective property received in connection with a recent land exchange may lead to the addition of new gold reserves and an extension of the mine life. Mining rates have been reduced to allow production to continue while Newmont performs development work on the newly acquired land. Exploration drilling on the new property began in July 1998. Total cash costs per ounce declined 16% and 14% in the 1998 second quarter and six months from the same periods in 1997 as operational efficiencies increased and the workforce was reduced by 40% in January 1998. Production is expected to decrease to about 150,000 ounces in 1998, but with somewhat lower total cash costs per ounce than those in 1997.

         INTERNATIONAL OPERATIONS

         Production at Minera Yanacocha in Peru increased 12% to 287,900 ounces (147,800 equity ounces) in the second quarter of 1998 compared with 257,000 ounces (132,000 equity ounces) in the same period of 1997. Production in the six months ended June 30, 1998 increased 21% to 588,600 ounces (302,300 equity ounces) compared with 485,200 ounces (239,400 equity ounces) in the same period of 1997. Operation of a fourth mine and start-up of a second Merrill-Crowe plant and third leach pad in late 1997 contributed to the additional operational capacity in 1998. Cash costs at $109 per ounce and $106 per ounce in the 1998 quarter and six months increased 20% and 10% compared to the respective 1997 periods. During the first part of 1998, heavy rainfall from the effects of El Nino damaged access roads and power lines resulting in disruption of fuel supply and delays in obtaining some materials at Minera Yanacocha. An estimated $2.6 million was spent in the first six months of 1998 to maintain operations and to assist with road repairs. In addition, Minera Yanacocha's cash cost per ounce increased due to longer haulage distances, slightly lower ore grades and higher strip ratios. Estimated gold production for 1998 is expected to approximate 1,300,000 ounces (667,600 equity ounces) with cash costs increasing slightly from the 1997 level.

         As discussed in Note 4 of Item 1, an additional 13.35% interest in Minera Yanacocha was treated as acquired in 1997, increasing Newmont's ownership to 51.35%. This followed a decision of the Peruvian Superior Court that Newmont had a preemptive right to acquire its proportionate share of a former partner's interest. As a result, Minera Yanacocha was consolidated into Newmont's financial statements beginning in 1997, with the increase in ownership reflected as of February 1997. Previously, Minera Yanacocha was accounted for as an equity interest in an affiliated company. The acquisition of this additional interest was contested in the Peruvian Supreme Court and resolved in Newmont's favor in June 1998.

         The Zarafshan-Newmont Joint Venture, in the Central Asian Republic of Uzbekistan, is a 50/50 joint venture between a subsidiary of Newmont and two Uzbekistan governmental entities. Production decreased 27% and 18% in the 1998 quarter and six months compared with the same periods in 1997 primarily as a result of lower recoveries on the leach pad. Total cash costs per ounce increased 26% in the second quarter of 1998 compared with the same period in 1997 because of a $2.9 million charge reflecting a lower expected leach recovery rate. During the first six months of 1998 increased operational efficiencies and cost reduction efforts almost entirely offset the second quarter adjustment. Production in 1998 is expected to decrease slightly from 1997, while cash costs per ounce are expected to be slightly higher than 1997.

         In Indonesia, at Newmont's 80%-owned Minahasa property, production increased 51% in the quarter and six months ended June 30, 1998 compared with the same periods in 1997 with higher ore grades and increased roaster efficiency. Total cash costs per ounce declined by 37% and 32% in the same periods with improved productivity in 1998 and lower costs through cost containment efforts and the benefit from the devaluation of the rupiah. Production in 1998 is expected to be 260,000 ounces, slightly higher than 1997.

         FINANCIAL RESULTS

         The decrease in consolidated sales revenue in the quarter and six months ended June 30, 1998 compared with the 1997 period resulted from a decrease in the average gold price received partially offset by increased production levels as shown in the following table:


                                                        Three Months Ended         Six Months Ended
                                                             June 30,                  June 30,
                                                     -----------------------   -----------------------
                                                        1998         1997         1998         1997
                                                     ----------   ----------   ----------   ----------

Consolidated sales (in millions)                     $    374.0   $    421.8   $    752.0   $    776.8
Consolidated production ozs. (000)                      1,177.8      1,153.7      2,356.8      2,121.6
Average price realized per consolidated ounce        $      318   $      366   $      319   $      366
Average spot price received per ounce                $      299   $      342   $      297   $      343



                                                           Three Months Ended          Six Months Ended
                                                                June 30,                   June 30,
                                                             1998 vs. 1997              1998 vs. 1997
                                                           ------------------          ----------------
         Change in sales revenues due to (in millions):
           Consolidated production                              $   8.8                    $   86.1
           Average gold price received                            (56.6)                     (110.9)
                                                                -------                    --------
                Total                                           $ (47.8)                   $  (24.8)
                                                                =======                    ========

         Costs applicable to sales include total cash costs and provisions for estimated final reclamation expenses related to consolidated production. The decrease in costs applicable to sales in the three months ended June 30, 1998 resulted from processing higher grade ore and cost containment efforts. The increase in costs applicable to sales in the six months ended was primarily associated with increased production levels at Nevada and Minera Yanacocha.




                                                             Three Months Ended        Six Months Ended
                                                                  June 30,                 June 30,
                                                          -----------------------   -----------------------
                                                             1998         1997         1998         1997
                                                          ----------   ----------   ----------   ----------
         Costs applicable to sales (in millions)
              Nevada operations                           $    148.1   $    152.8   $    298.4   $    278.7
              Mesquite                                           7.6         15.3         16.1         28.3
              Minera Yanacocha                                  32.8         23.1         66.7         49.0
              Zarafshan-Newmont                                 11.0         12.1         20.1         24.1
              Minahasa                                           8.1          8.4         16.1         15.6
                                                          ----------   ----------   ----------   ----------
                Total                                     $    207.6   $    211.7   $    417.4   $    395.7
                                                          ==========   ==========   ==========   ==========


         Depreciation, depletion and amortization increased 9% in the quarter and 15% in the six months ended June 30, 1998 from the respective 1997 periods, as a result of the completion of the Winnemucca Region mine and mill expansion projects in 1997, assets placed in service at the foreign operations and higher production at Nevada, Minera Yanacocha and Minahasa.



                                                             Three Months Ended       Six Months Ended
                                                                  June 30,                June 30,
                                                          -----------------------   -----------------------
                                                             1998         1997         1998         1997
                                                          ----------   ----------   ----------  -----------
         Depreciation, depletion and amortization
          (in millions):
              Nevada operations                           $     45.2   $     40.8    $    88.9   $     78.0
              Mesquite                                           4.9          6.3          9.7         12.7
              Minera Yanacocha                                  13.4         10.5         28.1         19.8
              Zarafshan-Newmont                                  3.1          3.0          6.2          5.9
              Minahasa                                           5.0          3.7          9.8          7.2
              Other                                              0.6          1.8          2.4          3.0
                                                          ----------   ----------   ----------   ----------
                   Total                                  $     72.2   $     66.1   $    145.1   $    126.6
                                                          ==========   ==========   ==========   ==========



         Exploration and research expenses decreased by $12.7 million and $20.2 million and general and administrative costs decreased by $5.4 million and $7.6 million in the quarter and six months ended June 30, 1998 compared with the same periods in 1997 as a result of synergies from the merger and cash conservation efforts.

         Interest expense, net of capitalized interest remained flat for the 1998 periods compared with the respective 1997 periods and is expected to remain at this level.

         Dividends, interest and other income for the six months ended June 30, 1998 includes $8.3 million for business interruption insurance for problems associated with the roaster in Nevada. The six months ended June 30, 1997 included gains of $23.7 million related to the close-out of certain Santa Fe put and call option contracts and $5.1 million related to the disposition of a Santa Fe uranium property.

         In the three and six months ended June 30, 1998, Newmont recorded an income tax provision of $7.1 million and $14.9 million compared with benefits of $28.8 million and $15.4 million in the 1997 periods, which primarily resulted from costs and related write-offs associated with the Santa Fe merger.

         Minority interest in income of Minera Yanacocha decreased by $5.4 million and $8.5 million in the quarter and six months ended June 30, 1998, respectively, compared with the 1997 periods. Lower gold prices in 1998 and higher depreciation resulting from additional assets placed in service in 1997 contributed to lower net income for Minera Yanacocha between the two periods. Additionally, Minera Yanacocha was not consolidated at 51.35% until February 1997.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 1998 cash flow from operations ($170.6 million) and a drawdown of existing cash balances ($92.1 million) funded capital expenditures ($115.2 million), net advances to joint ventures and affiliates ($54.3 million), acquisition of additional interest in Minera Yanacocha ($67.5 million) and dividends ($9.4 million). In addition, during the first six months of 1998 Newmont repaid $17.5 million of its debt borrowings. Newmont expects to continue to use existing cash balances and operating cash flows to fund 1998 capital expenditures and dividends.

INVESTING ACTIVITIES AND CAPITAL EXPENDITURES

         Capital expenditures for the six months ended June 30, 1998 and 1997 were as follows:


                                                              Six Months Ended
                                                                  June 30,
                                                          -----------------------
                                                             1998         1997
                                                          ----------   ----------
         Capital expenditures (in millions):
           U.S. operations                                $     59.7   $    117.6
           International operations                             45.4         61.8
           Other projects and capitalized interest              10.1          7.1
                                                          ----------   ----------
                Total                                     $    115.2   $    186.5
                                                          ==========   ==========




         Expenditures in the U.S. during the first six months of 1998 primarily related to activities in Nevada, including leach pad expansion ($18.9 million), capitalized mining costs ($19.0 million) and other ongoing capital requirements. International capital expenditures included costs for leach pad expansion at Minera Yanacocha ($18.0 million). Capital expenditures for 1997 included costs related to the Twin Creeks autoclaves, Lone Tree flotation plant and other processing equipment in Nevada and a new leach facility at Minera Yanacocha.

         Payment for the acquisition of an additional interest in Minera Yanacocha in June 1998 included the purchase price of $59.1 million and costs required to complete the acquisition.

         Newmont has a 45% interest in the Batu Hijau project in Indonesia, which is accounted for on an equity basis. At June 30, 1998 and December 31, 1997, Newmont's investment of $126.6 million and $76.8 million, respectively, was included in Other long-term assets. Included in Advances to joint ventures and affiliates was $55.6 million of funding for the project which was 45% complete at June 30, 1998. Offsetting these advances were reimbursements of $16.2 million included in the change in accounts receivable. Newmont's remaining commitment for project funding is approximately $250 million, of which about $90 million is expected to occur throughout the remainder of 1998. Total funding in 1998 is higher than previously anticipated to facilitate expenditure timing and greater levels of cash availability within the joint venture.

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

         Financing agreements for $1.0 billion were signed in July 1997 for development of the project. The financing is guaranteed by Newmont and its partner, Sumitomo Corporation ("Sumitomo"), 56.25% and 46.75%, respectively, until project completion tests are met, and will be non-recourse thereafter (except for a $125 million contingent support facility that Newmont and Sumitomo have agreed to provide). Repayment of the borrowings will begin the earlier of six months after project completion or June 15, 2001. Draws of $520 million from the facility occurred in the first six months of 1998 and are expected to total approximately $720 million by year end.

         FINANCING ACTIVITIES

         During the first six months of 1998, Newmont repaid $25.8 million under a short term debt facility, $9.6 million of project financing at Zarafshan-Newmont, and $9.1 million of project financing at Minera Yanacocha. Net borrowings under Newmont's $1.0 billion revolving credit facility totaled $27.0 million for the first six months of 1998.

         In July 1998, Newmont filed a "shelf" registration statement with the Securities and Exchange Commission which amended an existing shelf registration, and increased to $400 million Newmont's capacity to issue equity securities. Newmont has no plans to issue any equity securities under these filings at this time.

         OTHER

         Cash used for accounts payable and accrued expenses of $65.0 million for the first six months of 1998 primarily related to the payment of interest, severance and other benefit-related accruals.

YEAR 2000

         Newmont has undertaken a comprehensive "Year 2000 Compliance Program" ("Program") to address its requirements regarding year 2000 issues, which generally refers to the inability of hardware, software and control systems to correctly identify two-digit references to specific years, beginning with the year 2000. The Program, conducted by a cross-functional employee group and outside consultants, consists of four work streams at each geographic location, including automated processes, process control systems (including embedded technology such as microprocessors), personal computers and third-party material suppliers and contractors. Within each work stream there are five phases consisting of: assessment; analysis; remediation (including development of contingency plans); testing; and certification. A third party audit of the Program will be scheduled during the second half of 1998 and year 2000 compliance is scheduled to be completed for all material systems by mid-1999.

         Currently, each location is working on the assessment and analysis phases of each work stream and some have commenced the remediation phase. On a global basis, the assessment phase and analysis phase for all work streams is scheduled for completion in the beginning of the fourth quarter of 1998, at which time an estimate of required remediation work and associated implementation costs will be determined. Based on work performed to date, no material issues or costs have been identified; however, subsequent work may lead to discovery of material issues or costs. Newmont believes that its Program will adequately address year 2000 issues and prevent significant business disruptions. However, compliance-related failures, including those of material third-party suppliers (such as suppliers of power, oxygen, chemicals and refining), could result in temporary delays in Newmont's ability to generate cash from the sale of gold. Newmont's management believes that if such delays were to occur, they should not have a material adverse effect on its financial position or results of operations.

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

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Registrant's annual meeting of stockholders was held on May 7, 1998.

         All eleven directors nominated to serve as directors of Registrant were elected. The vote was as follows:


                                                              Broker
Nominee                          For                          Withheld      Abstentions           Non-Votes
-------                          ---                          --------      -----------           ---------
R. C. Cambre                     133,842,028                  1,000,213               0                   0
J. T. Curry, Jr.                 133,842,079                  1,000,162               0                   0
J. P. Flannery                   133,803,298                  1,038,943               0                   0
L. I. Higdon, Jr.                132,792,463                  2,049,778               0                   0
T. A. Holmes                     133,796,053                  1,046,188               0                   0
G. B. Munroe                     133,794,662                  1,047,579               0                   0
R. A. Plumbridge                 133,298,958                  1,543,283               0                   0
M. A. Qureshi                    132,781,549                  2,060,692               0                   0
M. K. Reilly                     133,849,528                    992,713               0                   0
J. H. Sisco                      133,767,443                  1,074,798               0                   0
W.I.M. Turner, Jr.               133,842,712                    999,529               0                   0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

          12   - Statement re Computation of Ratio of Earnings to Combined Fixed
                 Charges and Preferred Stock Dividends.
          27   - Financial Data Schedule.

(b)       Reports filed on Form 8-K during the quarter ended June 30, 1998:

          No reports were filed on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NEWMONT MINING CORPORATION
                                   (Registrant)




  Date:  August 11, 1998           /s/  WAYNE W. MURDY
                                   ----------------------------
                                   Wayne W. Murdy
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)




  Date:  August 11, 1998           /s/ LINDA K. WHEELER
                                   ----------------------------
                                   Linda K. Wheeler
                                   Controller
                                   (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

  Exhibit 12 - Statement re Computation of Ratio of Earnings To Combined
               Fixed Charges and Preferred Stock Dividends

  Exhibit 27 - Financial Data Schedule