Form 10-Q
period 1998-09-30
NEWMONT MINING CORP
filed 1998-11-16
CIK 71824

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

There were 167,216,132 shares of common stock outstanding on November 11, 1998.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                        Statements of Consolidated Income
                        (In thousands, except per share)
                                   (Unaudited)

                                                             Three Months Ended
                                                                September 30,
                                                           ------------------------
                                                              1998           1997
                                                           ---------      ---------
Sales and other income
   Sales                                                   $ 349,918      $ 383,832
   Dividends, interest and other                               2,654         10,869
                                                           ---------      ---------
                                                             352,572        394,701
                                                           ---------      ---------

Costs and expenses
   Costs applicable to sales                                 206,522        181,300
   Depreciation, depletion and amortization                   73,655         70,346
   Exploration and research                                   18,528         21,796
   General and administrative                                 11,718         16,188
   Interest, net of capitalized interest of $4,572
     and $4,225, respectively                                 18,903         19,029
   Other                                                      (1,074)         4,377
                                                           ---------      ---------
                                                             328,252        313,036
                                                           ---------      ---------

Pre-tax income                                                24,320         81,665

Income tax benefit (expense)                                   2,597        (16,290)

Minority interest in income of Minera Yanacocha              (19,543)       (19,408)
Minority interest in income of Newmont Gold Company             (461)        (2,825)
                                                           ---------      ---------

Net income                                                 $   6,913      $  43,142
                                                           =========      =========

Net income per common share,
  basic and diluted                                        $    0.04      $    0.28
                                                           =========      =========

Basic weighted average shares outstanding                    156,518        156,306
                                                           =========      =========

Cash dividends declared per Newmont Mining Corporation
   common share                                            $    0.03      $    0.12
                                                           =========      =========


                 See Notes to Consolidated Financial Statements

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                        Statements of Consolidated Income
                        (In thousands, except per share)
                                   (Unaudited)

                                                                Nine Months Ended
                                                                   September 30,
                                                           ----------------------------
                                                              1998             1997
                                                           -----------      -----------
Sales and other income
   Sales                                                   $ 1,101,946      $ 1,160,646
   Dividends, interest and other                                16,417           50,820
                                                           -----------      -----------
                                                             1,118,363        1,211,466
                                                           -----------      -----------
Costs and expenses
   Costs applicable to sales                                   623,964          577,047
   Depreciation, depletion and amortization                    218,740          196,976
   Exploration and research                                     51,213           74,666
   General and administrative                                   38,477           50,546
   Interest, net of capitalized interest of $11,028
     and $10,205, respectively                                  58,506           57,970
   Merger and related asset write-offs                              --          157,675
   Other                                                         4,447           12,507
                                                           -----------      -----------
                                                               995,347        1,127,387
                                                           -----------      -----------

Pre-tax income                                                 123,016           84,079

Income tax expense                                             (12,302)            (914)

Minority interest in income of Minera Yanacocha                (43,112)         (51,432)
Minority interest in income of Newmont Gold Company             (4,225)          (1,986)
                                                           -----------      -----------

Net income                                                 $    63,377      $    29,747
                                                           ===========      ===========

Net income per common share,
   basic and diluted                                       $      0.40      $      0.19
                                                           ===========      ===========

Basic weighted average shares outstanding                      156,502          156,175
                                                           ===========      ===========

Cash dividends declared per Newmont Mining Corporation
   common share                                            $      0.09      $      0.36
                                                           ===========      ===========


                 See Notes to Consolidated Financial Statements

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)


                                                     September 30,  December 31,
                                                         1998            1997
                                                     -------------  ------------
Assets
   Cash and cash equivalents                          $   55,374     $  146,232
   Short-term investments                                 11,234         12,790
   Accounts receivable                                    30,207         52,410
   Inventories                                           329,403        339,549
   Other current assets                                  104,872         90,389
                                                      ----------     ----------
     Current assets                                      531,090        641,370
   Property, plant and mine development, net           2,542,376      2,598,809
   Other long-term assets                                431,797        373,803
                                                      ----------     ----------

       Total assets                                   $3,505,263     $3,613,982
                                                      ==========     ==========

Liabilities
   Short-term debt                                    $       --     $   25,771
   Current portion of long-term debt                      51,568         43,301
   Accounts payable                                       39,425         83,101
   Other accrued liabilities                             144,994        242,358
                                                      ----------     ----------
     Current liabilities                                 235,987        394,531
   Long-term debt                                      1,180,137      1,179,410
   Reclamation and remediation liabilities                92,469         88,651
   Other long-term liabilities                           175,611        192,033
                                                      ----------     ----------
       Total liabilities                               1,684,204      1,854,625
                                                      ----------     ----------

Minority interest in Minera Yanacocha                     69,729         62,253
Minority interest in Newmont Gold Company                109,445        106,017
                                                      ----------     ----------

Contingencies (Note 7)

Stockholders' equity
   Common stock                                          250,448        250,350
   Additional paid-in capital                            818,626        817,040
   Retained earnings                                     572,811        523,697
                                                      ----------     ----------
       Total stockholders' equity                      1,641,885      1,591,087
                                                      ----------     ----------
       Total liabilities and stockholders' equity     $3,505,263     $3,613,982
                                                      ==========     ==========


                 See Notes to Consolidated Financial Statements

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                      Statements of Consolidated Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                  ------------------------
                                                                     1998           1997
                                                                  ---------      ---------
Operating activities:
   Net income                                                     $  63,377      $  29,747
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation, depletion and amortization                     218,740        196,976
       Amortization of capitalized mining costs                      42,220         54,590
       Merger related asset write-offs                                   --         24,749
       Deferred taxes                                               (15,008)       (49,411)
       Minority interest, net of dividends                           29,356          9,471
       Other                                                          1,826          4,172
       (Increase) decrease in operating assets:
         Accounts receivable                                         23,483        (16,443)
         Inventories                                                  6,268       (146,149)
         Other assets                                                (6,057)        (1,274)
       Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                      (86,552)        (9,542)
         Other liabilities                                             (849)        19,878
                                                                  ---------      ---------
     Net cash provided by operating activities                      276,804        116,764
                                                                  ---------      ---------

     Investing activities:
       Additions to property, plant and mine development           (175,303)      (300,267)
       Advances to joint venture and affiliates                     (96,548)        (5,688)
       Acquisition of additional interest in Minera Yanacocha       (72,367)            --
       Cash effect of consolidating Minera Yanacocha                     --         40,705
       Other                                                          8,089            291
                                                                  ---------      ---------
     Net cash used in investing activities                         (336,129)      (264,959)
                                                                  ---------      ---------

     Financing activities:
       Repayments of long-term borrowings                           (95,017)      (655,541)
       Proceeds from long-term borrowings                           104,000        747,000
       Net decrease in short-term borrowings                        (25,771)       (21,434)
       Dividends paid on common stock                               (14,085)       (49,842)
       Proceeds from issuance of common stock                           256         11,556
       Other                                                           (916)        (2,426)
                                                                  ---------      ---------
     Net cash provided by (used in) financing activities            (31,533)        29,313
                                                                  ---------      ---------

     Net decrease in cash and cash equivalents                      (90,858)      (118,882)
     Cash and cash equivalents at beginning of period               146,232        227,053
                                                                  ---------      ---------
     Cash and cash equivalents at end of period                   $  55,374      $ 108,171
                                                                  =========      =========

Supplemental information:
   Interest paid, net of amounts capitalized of
     $11,028 and $10,205, respectively                            $  68,584      $  66,705
   Income taxes paid                                              $  33,123      $  44,219


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

         All of NMC's operations are held through Newmont Gold Company ("NGC"), a wholly-owned subsidiary of NMC. Prior to October 7, 1998, NMC owned approximately 93.75% of the common stock of NGC. On October 7, 1998, NMC acquired the remaining 6.25% interest in NGC through a merger transaction described in Note 10 below.

(2)      Earnings Per Common Share

         The following table presents a reconciliation of basic and diluted earnings per share calculations (in thousands, except per share):

                                                                 For Three Months Ended September 30,
                                                             1998                                    1997
                                                ---------------------------------        -------------------------------
                                                            Weighted       Per                       Weighted     Per
                                                            Average       Share                      Average     Share
                                                Income      Shares        Amount         Income      Shares      Amount
                                                -------     --------     --------        -------     -------     -------
Basic Earnings Per Share -
Net income applicable to common shares          $ 6,913     156,518      $   0.04        $43,142     156,306     $  0.28

Effect of Dilutive Securities -
Equivalent common shares from stock options          --           --           --             --         148          --
                                                -------     --------     --------        -------     -------     -------

Diluted Earnings Per Share -
Net income applicable to common shares          $ 6,913      156,518     $   0.04        $43,142     156,454     $  0.28
                                                =======     ========     ========        =======     =======     =======


                                                                 For Nine Months Ended September 30,
                                                             1998                                    1997
                                                ---------------------------------        -------------------------------
                                                            Weighted       Per                       Weighted     Per
                                                            Average       Share                      Average     Share
                                                Income      Shares        Amount         Income      Shares      Amount
                                                -------     --------     --------        -------     -------     -------
Basic Earnings Per Share -
Net income applicable to common shares          $63,337      156,502     $   0.40        $29,747     156,175     $  0.19

Effect of Dilutive Securities -
Equivalent common shares from stock options          --           --           --             --         147          --
                                                -------     --------     --------        -------     -------     -------

Diluted Earnings Per Share -
Net income applicable to common shares          $63,337      156,502     $   0.40        $29,747     156,322     $  0.19
                                                =======     ========     ========        =======     =======     =======

 (3)     Inventories

                                 At September 30,   At December 31,
                                       1998              1997
                                 ----------------   ---------------
                                          (In thousands)
Current:
  Ore and in-process inventories     $175,021          $172,589
  Precious metals                      68,834            82,594
  Materials and supplies               84,391            82,819
  Other                                 1,157             1,547
                                     --------          --------
                                     $329,403          $339,549
                                     ========          ========
Non-current:
  Ore in stockpiles (included
     in other long-term assets)      $178,325          $174,445
                                     ========          ========


 (4)     Additional Interest in Minera Yanacocha

         The Corporation has an interest in Minera Yanacocha, a gold mining operation located in Peru. Prior to 1997, the Corporation owned a 38.0% interest that was accounted for on an equity basis. Beginning in 1997, Minera Yanacocha was consolidated into the Corporation's financial statements following the acquisition of an additional 13.35% interest. The acquisition was disputed and in June 1998 the Peruvian Supreme Court resolved the dispute in favor of the Corporation as described below.

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

         BRGM and other defendants filed a request for Peruvian Supreme Court review of the Superior Court's judgment. In June 1998, following several hearings before the Peruvian Supreme Court, the Supreme Court issued a resolution upholding the Superior Court judgment and resolving the litigation in favor of NGC and Buenaventura. Following that resolution, the Peruvian Bank released the shares held in escrow to NGC and Buenaventura and deposited the $109.3 million purchase price in another Peruvian Bank for credit to BRGM.

         In spite of the final decision of the Peruvian Supreme Court, in October 1998 BRGM, through its subsidiary Compagnie Miniere International Or S.A. ("Mine Or"), filed with the International Centre for Settlement of Investment Disputes ("ICSID") a request for arbitration against the Republic of Peru. The request for arbitration alleges that the decision of the Peruvian courts wrongfully deprived Mine Or of its shares in Minera Yanacocha (which Mine Or values today at approximately $560.0 million) and seeks restitution and damages from the Republic of Peru.

         While neither the Corporation nor NGC is a party to the arbitration, the Corporation believes that Mine Or's claims are unfounded. It is unclear at this time what effect, if any, the arbitration might have on the Corporation.

         In connection with the Minera Yanacocha acquisition described above, the Corporation recorded $59.8 million in Property, plant and mine development, representing the excess of the cost to purchase the additional interest over the net book value of such interest.

 (5)     Comprehensive Income

         The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" in the first quarter of 1998. Under SFAS No. 130, the Corporation reports comprehensive income, which in addition to net income, includes all changes in equity during a period except those resulting from investments by and distributions to owners. In the nine months ended September 30, 1998 and 1997, there were no material differences between net income and comprehensive income.

 (6)     Commodity Instruments

         At September 30, 1998, the Corporation had forward sales contracts that began maturing in January 1996 and continue through December 2000, for production from its Minahasa property, located in Indonesia. These contracts consist of forward sales of 125,000 ounces of gold per year at an average price of $454 an ounce.

         During the nine months ended September 30, 1998 the Corporation realized sales revenues on forward sales contracts made on a spot deferred basis ("spot deferred contracts") for approximately 614,000 ounces of gold at a weighted average of $423 per ounce. In July 1997, the Corporation entered into a forward purchase agreement to acquire ounces of gold at an average price of $331 per ounce, to offset all spot deferred contracts held at that date. The gain or loss from these contracts was recognized in sales revenue as the related gold was delivered. As of September 30, 1998, the Corporation has no outstanding spot deferred contracts.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments and for hedging activity. SFAS No. 133 is effective for all periods in fiscal years beginning after June 15, 1999. SFAS No. 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature of the instrument. The Corporation is currently assessing the effect of SFAS No. 133 on its financial statements.

 (7)     Contingencies

 Environmental Obligations

         The Corporation's mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Corporation conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Corporation has made, and expects to make in the future, expenditures to comply with such laws and regulations.
The Corporation cannot predict such future expenditures.

         Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements. At September 30, 1998 and December 31, 1997, $53.5 million and $45.6 million, respectively, were accrued for reclamation and remediation costs relating to currently producing mineral properties.

         Certain appeals have been filed with the Department of Interior Board of Land Appeals in conjunction with Nevada operations' Twin Creeks Environmental Impact Statement and the Lone Tree Mine Plan of Operations. These appeals seek to impose mitigation and other conditions on the mine operations. The Corporation has intervened and does not believe that such appeals have merit. An unfavorable outcome of such appeals, however, could result in additional conditions on operations which may have a material adverse effect on the Corporation's financial position or results of operations.

         In addition, the Corporation is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the sites involved. The Corporation believes that the environmental obligations associated with these former operations are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Corporation's best estimate of its liability for these matters, $48.0 million and $52.2 million were accrued for such obligations at September 30, 1998 and December 31, 1997, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Corporation believes that it is reasonably possible that the liability for these matters could be as much as 70% greater or 15% lower than the amount accrued at September 30, 1998. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Other expense in the period estimates are revised.

         Details about certain of the more significant sites involved are discussed below.

 Idarado Mining Company ("Idarado") - 80.1% owned by NGC

         In July 1992, the Corporation and Idarado signed a consent decree with the State of Colorado ("State") which was also agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally referred to as the "Superfund Act." Pursuant to such decree, Idarado settled natural resources damages and past and future response costs and agreed to provide habitat enhancement work. In addition, Idarado agreed to undertake specified remediation work which was substantially complete by the end of 1997. If the remediation does not achieve specific performance objectives defined in the consent decree, the State may require Idarado to implement supplemental activities at the site, also as defined in the consent decree. Idarado and the Corporation have obtained a $9.6 million letter of credit to secure their potential obligations under the consent decree.

Resurrection Mining Company ("Resurrection") -- 100% owned by NGC

         In 1983, the State of Colorado filed a lawsuit under the Superfund Act which involves the Resurrection and Asarco Incorporated ("Asarco") joint venture mining operation near Leadville, Colorado. This action was subsequently consolidated with a lawsuit filed by the U.S. Environmental Protection Agency ("EPA") in 1986, with the EPA taking the lead role. The proceedings seek to compel the defendants to remediate the impacts of pre-existing mining activities that date back to the mid-1800's which the government agencies claim are causing substantial environmental problems in the area. The lawsuits have named the Corporation, Resurrection, the joint venture and Asarco as defendants in the proceedings. The EPA is also proceeding against other companies with interests in the area.

         The EPA divided the remedial work into two phases. Phase I addresses the Yak Tunnel, a drainage and access tunnel owned by the joint venture. Phase II addresses the remainder of the site.

         In 1988 and 1989, the EPA issued administrative orders with respect to Phase I work for the Yak Tunnel. The joint venture, Asarco, Resurrection and the Corporation have collectively implemented those orders by constructing a water treatment plant which was placed in operation in early 1992. The joint venture is in negotiations regarding remaining remedial work for Phase I, which consists primarily of environmental monitoring and operating and maintenance activities.

         The parties have entered into a consent decree with respect to Phase II which apportions liabilities and responsibilities for the site among the various parties. The EPA has approved remedial actions for selected components of Resurrection's portion of the site which were initiated in 1995. However, the EPA has not yet selected the final remedy for the site. Accordingly, the Corporation cannot yet determine the full extent or cost of its share of the remedial action which will be required under Phase II. The government agencies may also seek to recover for damages to natural resources.

Dawn Mining Company ("Dawn") -- 51% owned by NGC

         Dawn leased a currently inactive open-pit uranium mine located on the Spokane Indian Reservation in the State of Washington. The mine is subject to regulation by agencies of the U.S. Department of Interior, the Bureau of Indian Affairs and the Bureau of Land Management, as well as the EPA. Dawn also owns a nearby uranium millsite facility.

         In 1991, Dawn's lease was terminated. As a result, Dawn filed a formal mine closure and reclamation plan. The Department of Interior then initiated an Environmental Impact Study to analyze Dawn's proposed plan and to consider alternate closure and reclamation plans for the mine. In addition, EPA has conducted studies at the site and may become more involved in the process. Dawn cannot predict at this time what type of remedy may be selected by the Department of Interior or other agencies. Dawn does not have sufficient funds to pay for the reclamation plan it proposed, for any alternate plan or remedy, or for the closure of its mill.

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

Other

          In connection with the merger described in Note 10, four complaints have been filed against NGC alleging that NGC breached its obligations to the public stockholders of NGC and that the consideration to be received is unfair and inadequate. The Corporation believes that the complaints are without merit and intends to vigorously defend against such actions.

(8)       Supplementary Data

         The ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended September 30, 1998 was 2.6. The Corporation guarantees certain third party debt which had total interest obligations of $0.9 million for the nine months ended September 30, 1998. The Corporation has not been required to pay any interest on these obligations in the past, nor does the Corporation expect to have to pay any amounts with respect to such debt in the future. Therefore, such amounts have not been included in the ratio of earnings to combined fixed charges and preferred stock dividends.

(9)       Other

          American Institute of Certified Public Accountants Statement of Position 98-5 ("SOP 98-5") provides guidance on the financial reporting of start-up and organization costs. SOP 98-5 broadly defines start-up activities and requires that costs of such start-up activities and organization costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 31, 1998, with earlier application encouraged. The Corporation will adopt SOP 98-5 as soon as practicable upon final determination of the cumulative amount of start-up costs previously capitalized. Preliminary estimates indicate a charge of $50.0 to $60.0 million ($35.0 to $42.0 million net of tax or $0.20 to $0.25 per share) as the cumulative effect of a change in accounting principle.

(10)       Newmont Gold Company Merger

          On October 7, 1998, a wholly-owned subsidiary of NMC was merged with and into NGC. Each outstanding share of NGC, other than shares held by the Corporation, which were canceled, were converted into the right to receive 1.025 shares of NMC. As a result of the merger, NMC owns 100% of NGC.

         The following unaudited pro forma consolidated financial statements of NMC assume the merger occurred as of the dates indicated giving effect to the adjustments required as a result of the merger. The merger will be accounted for at historical cost, with the exception of the minority interest which will be accounted for as a purchase. The purchase price is based on the value of the shares of NMC common stock issued to NGC stockholders pursuant to the merger. Approximately 10.7 million shares of NMC common stock were issued and valued at $24.25 per share. The excess of the purchase price over the carrying value of such minority interest, including the associated tax effect (the "net purchase price"), will be allocated on a pro-rata basis to the assets and liabilities of NGC based on their respective fair market values at the date of acquisition. The pro forma financial statements are presented for informational purposes and are not necessarily indicative of the financial position or results of operations that would have actually occurred had the merger been consummated as of the dates assumed. The pro forma statements are also not indicative of future financial position or results of operations.

                           NEWMONT MINING CORPORATION
               Pro Forma Consolidated Income Statement - Unaudited
                  For the Three Months Ended September 30, 1998
                        (In thousands, except per share)

                                                        Newmont
                                                        Mining
                                                      Corporation     Pro Forma       Pro Forma
                                                      Consolidated   Adjustments    Consolidated
                                                      ------------   ------------   --------------
Sales and other income
  Sales                                                 $ 349,918                     $ 349,918
  Dividends, interest and other                             2,654                         2,654
                                                        ---------                     ---------
                                                          352,572                       352,572

Costs and expenses
  Costs applicable to sales                               206,522                       206,522
  Depreciation, depletion and amortization                 73,655      $   2,600 (1)     76,255
  Exploration and research                                 18,528                        18,528
  General and administrative                               11,718                        11,718
  Interest, net of amounts capitalized                     18,903                        18,903
  Other                                                    (1,074)                       (1,074)
                                                        ---------      ---------      ---------
                                                          328,252          2,600        330,852
                                                        ---------      ---------      ---------

Income before income tax and minority interests            24,320         (2,600)        21,720
Income tax benefit                                          2,597            673 (1)      3,270
Minority interest in income of Minera Yanacocha           (19,543)                      (19,543)
Minority interest in income of Newmont Gold Company          (461)           461 (2)        --
                                                        ---------      ---------      ---------

Net income                                              $   6,913      $  (1,466)     $   5,447
                                                        =========      =========      =========

Net income per common share, basic and diluted          $    0.04                     $    0.03
                                                        =========                     =========

Basic weighted average shares outstanding                 156,518         10,694        167,212
                                                        =========      =========      =========

(1) Assumes consummation of the merger on January 1, 1997 and reflects the estimated additional amortization resulting from recording the net purchase price, calculated on a units-of-production basis, less the associated income tax benefit.

(2)  Eliminates the minority interest income of Newmont Gold Company.

                           NEWMONT MINING CORPORATION
               Pro Forma Consolidated Income Statement - Unaudited
                  For the Nine Months Ended September 30, 1998
                        (In thousands, except per share)


                                                        Newmont
                                                        Mining
                                                      Corporation     Pro Forma       Pro Forma
                                                      Consolidated   Adjustments    Consolidated
                                                      ------------   ------------   --------------
Sales and other income
  Sales                                               $  1,101,946                  $    1,101,946
  Dividends, interest and other                             16,417                          16,417
                                                      ------------   ------------   --------------
                                                         1,118,363                       1,118,363
                                                      ------------   ------------   --------------

Costs and expenses
  Costs applicable to sales                                623,964                         623,964
  Depreciation, depletion and amortization                 218,740   $     6,680 1)        225,420
  Exploration and research                                  51,213                          51,213
  General and administrative                                38,477                          38,477
  Interest, net of amounts capitalized                      58,506                          58,506
  Other                                                      4,447                           4,447
                                                      ------------   ------------   --------------
                                                           995,347         6,680         1,002,027
                                                      ------------   ------------   --------------

Income before income tax and minority interests            123,016        (6,680)          116,336
Income tax benefit                                         (12,302)        1,730 1)       (10,572)
Minority interest in income of Minera Yanacocha            (43,112)                       (43,112)
Minority interest in income of Newmont Gold Company         (4,225)        4,225 2)           --
                                                      ------------   ------------   --------------

Net income                                            $     63,377   $      (725)   $       62,652
                                                      ============   ============   ==============

Net income per common share, basic and diluted        $       0.40                  $         0.37
                                                      ============                  ==============

Basic weighted average shares outstanding                  156,502        10,694           167,195
                                                      ============   ============   ==============


(1) Assumes consummation of the merger on January 1, 1997 and reflects the estimated additional amortization resulting from recording the net purchase price, calculated on a units-of-production basis, less the associated income tax benefit.

(2) Eliminates the minority interest in income of Newmont Gold Company.

                           NEWMONT MINING CORPORATION
                Pro Forma Consolidated Balance Sheet - Unaudited
                               September 30, 1998
                                 (In thousands)


                                                        Newmont
                                                        Mining
                                                      Corporation     Pro Forma         Pro Forma
                                                      Consolidated   Adjustments      Consolidated
                                                      ------------   ------------     --------------
Assets
  Cash and cash equivalents                           $     55,374                    $       55,374
  Inventories                                              329,403                           329,403
  Other current assets                                     146,313                           146,313
                                                      ------------                    --------------
       Current assets                                      531,090                           531,090
  Property, plant and mine development, net              2,542,376   $    203,814  1)      2,746,190
  Other long-term assets                                   431,797                           431,797
                                                      ------------   ------------     --------------
          Total assets                                $  3,505,263   $    203,814     $    3,709,077
                                                      ============   ============     ==============


Liabilities
  Current portion of long-term debt                   $     43,712                    $       43,712
  Other current liabilities                                192,275                           192,275
                                                      ------------                    --------------
      Current liabilities                                  235,987                           235,987
  Long-term debt                                         1,180,137                         1,180,137
   Other long-term liabilities                             268,080   $     52,841  1)        320,921
                                                      ------------   ------------     --------------
          Total liabilities                              1,684,204         52,841          1,737,045
Minority interest in subsidiaries                          179,174       (109,445) 2)         69,729
Stockholders' equity                                     1,641,885        260,418  3)      1,902,303
                                                      ------------   ------------     --------------
          Total liabilities and stockholders' equity  $  3,505,263   $    203,814     $    3,709,077
                                                      ============   ============     ==============


(1) Assumes consummation of the merger on September 30, 1998, and represents the allocation of the net purchase price. The related tax effect, recorded as deferred income taxes, represents the incremental differences between the book and tax bases of the assets affected by the net purchase price allocation.

(2) Eliminates the carrying value of the minority interest in Newmont Gold Company.

(3)  Reflects the purchase price of the minority interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The following provides information which management believes is relevant to an assessment and understanding of Newmont Mining Corporation ("NMC") and its subsidiaries' (collectively, "Newmont") consolidated results of operations and financial condition. The discussion should be read in conjunction with the Management's Discussion and Analysis included in Newmont's 1997 Annual Report on Form 10-K. NMC's principal subsidiary is Newmont Gold Company ("NGC"), which holds all operating assets of Newmont, and at September 30, 1998, was approximately 93.75% owned by NMC. As discussed in Note 10 to Item 1, on October 7, 1998, NMC acquired the remaining 6.25% of NGC. In May 1997, Newmont completed a merger with Santa Fe Pacific Gold Corporation ("Santa Fe").

SUMMARY

         Newmont earned $6.9 million ($0.04 per share) and $63.4 million ($0.40 per share) in the quarter and nine months ended September 30, 1998 compared with $43.1 million ($0.28 per share) and $29.7 million ($0.19 per share) in the respective 1997 periods. The nine months ended September 30, 1997 included an after-tax charge of $109.2 million (net of minority interest) related to expenses and write-offs associated with the Santa Fe merger and an after-tax gain of $14.3 million (net of minority interest) related to the close-out of certain put and call option contracts. Excluding these one-time items, Newmont earned $124.6 million ($0.80 per share) in the nine months ended September 30, 1997.

         Total equity gold production for the quarter and nine months ended September 30, 1998 was 1,004,400 ounces and 3,074,800 ounces, respectively, up 5% and 9% from 957,100 and 2,832,600 ounces in the respective 1997 periods. Total cash costs per ounce increased 6% for the quarter ($186 vs. $175) and declined 2% for the nine months ($184 vs. $188) ended September 30, 1998 compared to the corresponding 1997 periods. With the market decline in gold prices, realized prices per equity ounce were $59 and $50 lower in the quarter and nine months ended September 30, 1998 compared with those of the same 1997 periods. A portion of production was sold under commodity instruments resulting in realized prices that were $9 and $20 higher than the average market price during the quarter and nine months ended September 30, 1998, respectively, and $30 and $27 higher than the average market price in the 1997 periods.

MARKET CONDITIONS AND RISKS

         GOLD PRICE

         Newmont's profitability is significantly affected by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors such as demand, forward selling by producers, central bank sales and purchases, investor sentiment and production levels. During 1998, Newmont's average realized gold price declined to its lowest level in 20 years. Continued uncertainty about the level of central banks' holding and lending of gold reserves, the perception of sustainable low-inflationary environments and other factors could continue to adversely affect the market price of gold. Although Newmont is one of the lowest cost gold producers, a sustained period of low gold prices could have a material adverse affect on its financial position and results of operations. At current estimates of 1998 production and expenses, a $10 change in the gold price results in an annual increase or decrease of approximately $38 million in cash flow from operations and approximately $25 million ($0.15 per share) in net income.

         Newmont has utilized commodity instruments to protect the selling price of certain anticipated gold production. Approximately 20% of production in 1998 is being sold under such instruments. Newmont is also taking further steps to optimize operations to preserve cash without impairing long-term growth during the current low gold price environment. Cash outlays are being reduced through a combination of lower capital spending, reducing inventories, a refocused exploration program, revised mine and production plans and decreased general and administrative expenses.

         FOREIGN CURRENCY

         In addition to the U.S., Newmont has operations in Mexico, Peru, Uzbekistan and Indonesia. Gold produced at these operations is sold in the international markets for U.S. dollars. The cost and debt structures at these operations are also primarily U.S. dollar denominated. To the extent that there are fluctuations in local currency exchange rates against the U.S. dollar, the devaluation of a local currency is generally economically neutral or beneficial to the operation since local salaries and supply contracts will decrease against the U.S. dollar revenue stream.

         Over the past year, Indonesia has experienced devaluation of its currency, the rupiah. Newmont's functional currency for its Indonesian projects is the U.S. dollar; however, certain receivables, primarily related to Value Added Tax, are denominated in rupiah. During the nine months ended September 30, 1998, $2.0 million was charged to Costs applicable to sales to reflect devaluation of these receivables.

RESULTS OF OPERATIONS

         PRODUCTION

         Newmont increased production in the first nine months of 1998 compared with the corresponding 1997 period by expanding its processing capabilities for refractory ores in Nevada and Minahasa and by increasing mining and processing capacity at Minera Yanacocha. Equity production levels and per ounce cash costs are summarized below:


                                        Three Months Ended         Nine Months Ended
                                           September 30,            September 30,
                                       --------------------     ---------------------
                                         1998        1997         1998         1997
                                       --------     -------     --------     --------
Equity production ozs. (000):
  Nevada operations                       675.3       652.0      2,138.1      1,964.5
  Mesquite                                 38.5        56.3        118.8        178.6
  La Herradura                              6.6          --          6.6           --
  Minera Yanacocha                        192.7       145.9        495.0        385.3
  Zarafshan-Newmont                        41.8        50.5        134.5        164.0
  Minahasa                                 49.5        52.4        181.8        140.2
                                       --------     -------     --------     --------
       Total                            1,004.4       957.1      3,074.8      2,832.6
                                       ========     =======     ========     ========

Total cash costs per equity ounce:
  Nevada operations                    $    219     $   196     $    208     $    205
  Mesquite                             $    144     $   180     $    178     $    213
  La Herradura                         $    134          --     $    134           --
  Minera Yanacocha                     $     84     $    70     $     98     $     85
  Zarafshan-Newmont                    $    207     $   203     $    213     $    209
  Minahasa                             $    156     $   163     $    129     $    170
       Weighted average                $    186     $   175     $    184     $    188

         Total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, production taxes, royalties and other cash costs. Weighted average cash costs per ounce in the third quarter of 1997 were reduced because of one-time adjustments related to deferred mining costs in Nevada and gold recovery rates at Minera Yanacocha and Mesquite. For the nine months ended September 30, 1998 weighted average costs per ounce were lower than those in the respective 1997 period as a result of increased production levels, higher tons mined at Minera Yanacocha and continued cost containment efforts.

         NORTH AMERICAN OPERATIONS

         Newmont's Nevada operations are along the Carlin Trend near Elko and in the Winnemucca Region, where the Twin Creeks and the Lone Tree Complex mines are located.

         Production in the first nine months of 1998 increased 9% from the corresponding 1997 period primarily due to (i) a full nine months of production in 1998 from the Twin Creeks autoclaves which commenced production in the second half of 1997, the Lone Tree flotation plant which commenced operations in March 1997 and the 50%-owned Rosebud mine, which commenced operation in February 1997;
(ii) processing of higher-grade oxide ore primarily from the Tusc deposit; and
(iii) transportation of selected ore types to processing facilities that maximized gold recovery and production in 1998; this increase was somewhat offset by lower leach ounce production because of diminishing oxide leach ore availability as the mines transition from oxide to higher cost refractory ores. Total cash costs per ounce in the third quarter of 1997 were reduced because of one-time adjustments related to deferred mining costs. Year-to-date 1998, cash costs per ounce reflect higher production, fewer royalty burdened ounces and cost containment efforts.

Nevada production in 1998 is expected to be approximately 2.7 million ounces with slightly higher total cash costs per ounce than the $205 in 1997 as the Newmont focuses on production that maximizes cash flows.

         Production at the Mesquite mine, a heap-leach operation in southern California, decreased approximately 33% in the 1998 quarter and nine months from the same periods in 1997. Mesquite is reaching the end of its economic life; however, a prospective property received in connection with a recent land exchange may lead to the addition of new gold reserves and an extension of the mine life. Mining rates have been reduced to allow production to continue while Newmont conducts development work on the newly acquired land. Exploration drilling on the new property began in July 1998. Total cash costs per ounce declined 20% and 16% in the 1998 third quarter and nine months from the same periods in 1997 as operational efficiencies increased and the workforce was reduced by 40% in January 1998. Production is expected to decrease to about 150,000 ounces in 1998, but with somewhat lower total cash costs per ounce than those in 1997.

         In the third quarter of 1998, production commenced at La Herradura, Newmont's 44 percent-owned joint venture with Penoles in Mexico. Production in the quarter totaled 6,600 equity ounces at a cash cost per ounce of $134. Equity production in 1998 is expected to approximate 15,000 ounces.

         OVERSEAS OPERATIONS

         Production at Minera Yanacocha in Peru increased 32% to 375,400 ounces (192,700 equity ounces) in the third quarter and 25% to 964,000 ounces (495,000 equity ounces) for the nine months ended September 30, 1998 compared with the same periods of 1997. Operation of a fourth mine and start-up of a second Merrill-Crowe plant and third leach pad in late 1997 contributed to the additional operational capacity in 1998. Cash costs at $84 per ounce and $98 per ounce in the 1998 quarter and nine months increased 20% and 15% compared to the respective 1997 periods. During the first part of 1998, heavy rainfall from the effects of El Nino damaged access roads and power lines resulting in disruption of fuel supply and delays in obtaining some materials at Minera Yanacocha. An estimated $2.7 million was spent in the first nine months of 1998 to maintain operations and to assist with road repairs. Minera Yanacocha's 1998 cash cost per ounce is also increasing with longer haulage distances and slightly higher waste to ore ratios. Cash costs per ounce in 1997 included a favorable adjustment to ultimate leach pad recovery rate estimates. Gold production for 1998 is expected to exceed 1,300,000 ounces (667,600 equity ounces) with cash costs per ounce comparable to those in the nine months ended September 30, 1998.

         As discussed in Note 4 of Item 1, an additional 13.35% interest in Minera Yanacocha was acquired in 1997, increasing Newmont's ownership to 51.35%. This followed a decision of the Peruvian Superior Court that Newmont had a preemptive right to acquire its proportionate share of a former partner's interest. As a result, Minera Yanacocha was consolidated into Newmont's financial statements beginning in 1997, with the increase in ownership reflected as of February 1997. Previously, Minera Yanacocha was accounted for as an equity interest in an affiliated company. The acquisition of this additional interest was challenged in the Peruvian Supreme Court and resolved in Newmont's favor in June 1998. In spite of the final decision of the Peruvian Supreme Court, the former partner, through a subsidiary, filed with the International Centre for Settlement of Investment Disputes a request for arbitration against the Republic of Peru. While not a party to the arbitration, Newmont believes that the former partners' claims are unfounded. It is unclear at this time what effect, if any, the arbitration might have on Newmont.

         Zarafshan-Newmont Joint Venture, in the Central Asian Republic of Uzbekistan, is a 50/50 joint venture between a subsidiary of Newmont and two Uzbekistan governmental entities. Production decreased approximately 18% in the 1998 quarter and nine months compared with the same periods in 1997 primarily as a result of lower recoveries on the leach pad. Total cash costs per ounce increased slightly in the third quarter and nine months of 1998 compared with the same periods in 1997. During the first nine months of 1998 increased operational efficiencies and cost reduction efforts almost entirely offset a second quarter $2.9 million charge reflecting a lower expected leach recovery rate. Production in 1998 is expected to decrease approximately 15% from 1997, while cash costs per ounce are expected to be slightly higher than 1997.

         In Indonesia, at Newmont's 80%-owned Minahasa property, production decreased 6% in the quarter ended September 30, 1998 compared with the same period in 1997 because a temporary blockage of the tailings line offset higher ore grades. Production increased 30% for the nine months ended September 30, 1998 compared with the same period in 1997 with the processing of higher-grade ores and increased roaster efficiency. Total cash costs per ounce declined 24% in 1998 with improved productivity, cost containment efforts and the devaluation of the rupiah. Production in 1998 is expected to be approximately 250,000 ounces, slightly higher than 1997, cash costs per ounce are expected to be slightly lower than 1997.

         FINANCIAL RESULTS

         The decrease in consolidated sales revenue in the quarter and nine months ended September 30, 1998 compared with the 1997 period resulted from a decrease in the average gold price received partially offset by increased production levels as shown in the following table:

                                                    Three Months Ended         Nine Months Ended
                                                        September 30,            September 30,
                                                  -----------------------   -----------------------
                                                     1998         1997         1998         1997
                                                  ----------   ----------   ----------   ----------
Consolidated sales (in millions)                  $    349.9   $    383.8   $  1,101.9   $  1,160.6
Consolidated production ozs. (000)                   1,187.0      1,095.3      3,543.8      3,216.8
Average price realized per consolidated ounce     $      295   $      350   $      311   $      361
Average spot price received per ounce             $      286   $      324   $      294   $      337

                                                           Three Months Ended         Nine Months Ended
                                                              September 30,            September 30,
                                                         -----------------------   -----------------------
                                                             1998 vs. 1997              1998 vs. 1997
                                                             -------------              -------------
         Change in sales revenues due to (in millions):
           Consolidated production                              $   32.1                  $   118.0
           Average gold price received                             (66.0)                    (176.7)
                                                                --------                  ---------
                Total                                           $  (33.9)                 $   (58.7)
                                                                ========                  =========

         Costs applicable to sales include total cash costs and provisions for estimated final reclamation expenses related to consolidated production. The increase in costs applicable to sales in the quarter and nine months ended September 30, 1998 from the respective 1997 periods was primarily associated with increased production levels at Nevada and Minera Yanacocha.

                                              Three Months Ended      Nine Months Ended
                                                 September 30,           September 30,
                                             ---------------------   ---------------------
                                               1998         1997        1998        1997
                                             ---------   ---------   ---------   ---------
Costs applicable to sales (in millions):
  Nevada operations                          $   149.3   $   129.1   $   447.7   $   406.4
  Mesquite                                         5.7        10.4        21.9        38.6
  La Herradura                                     0.9          --         0.9          --
  Minera Yanacocha                                34.2        22.9       100.9        73.5
  Zarafshan-Newmont                                8.6        10.3        28.8        34.4
  Minahasa                                         7.8         8.6        23.8        24.1
                                             ---------   ---------   ---------   ---------
       Total                                 $   206.5   $   181.3   $   624.0   $   577.0
                                             =========   --=======   =========   =========


         Depreciation, depletion and amortization increased 11% in the nine months ended September 30, 1998 from the respective 1997 period as a result of the completion of the Winnemucca Region mine and mill expansion projects in 1997, assets placed in service at overseas operations and higher production at Nevada, Minera Yanacocha and Minahasa.

                                              Three Months Ended      Nine Months Ended
                                                 September 30,           September 30,
                                             ---------------------   ---------------------
                                               1998         1997        1998        1997
                                             ---------   ---------   ---------   ---------
Depreciation, depletion and amortization
 (in millions):
  Nevada operations                          $    44.2   $    44.1   $   133.1   $   133.1
  Mesquite                                         4.8         5.4        14.5         8.0
  La Herradura                                     0.3          --         0.3          --
  Minera Yanacocha                                13.8        10.0        41.8        29.8
  Zarafshan-Newmont                                3.2         3.0         9.7         9.0
  Minahasa                                         5.8         5.6        17.0        12.8
  Other                                            1.6         2.2         2.3         4.3
                                             ---------   ---------   ---------   ---------
       Total                                 $    73.7   $    70.3   $   218.7   $   197.0
                                             =========   --=======   =========   =========

         Exploration and research expenses decreased by $3.3 million and $23.5 million and general and administrative costs decreased by $4.5 million and $12.1 million in the quarter and nine months ended September 30, 1998, respectively, compared with the same periods in 1997 as a result of synergies from the Santa Fe merger and cash conservation efforts.

         Dividends, interest and other income for the nine months ended September 30, 1998 included $8.3 million for business interruption insurance associated with the roaster in Nevada. The nine months ended September 30, 1997 included gains of $23.7 million related to the close-out of certain Santa Fe put and call option contracts, $6.5 million related to business interruption insurance for the Nevada roaster and $5.1 million related to the disposition of a Santa Fe uranium property.

         In the three and nine months ended September 30, 1998, Newmont recorded an income tax benefit of $2.6 million and a provision of $12.3 million compared with provisions of $16.3 million and $0.9 million in the 1997 periods. The 1998 three month period included $11.3 million benefit from the resolution of certain prior year tax issues.

         Minority interest in income of Minera Yanacocha decreased $8.3 million in the nine months ended September 30, 1998, compared with the 1997 period. Lower gold prices in 1998 and higher depreciation resulting from additional assets placed in service in 1997 partially offset by increased production contributed to lower net income for Minera Yanacocha between the periods.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 1998 cash flow from operations ($276.8 million) and a drawdown of existing cash balances ($90.9 million) funded capital expenditures ($175.3 million), net advances to joint ventures and affiliates ($96.5 million), acquisition of an additional interest in Minera Yanacocha ($72.4 million) and dividends ($14.1 million). In addition, during the first nine months of 1998 Newmont repaid $16.8 million of its debt borrowings. Newmont expects to continue to use operating cash flows to fund 1998 capital expenditures and dividends.

INVESTING ACTIVITIES AND CAPITAL EXPENDITURES

         Capital expenditures for the nine months ended September 30, 1998 and 1997 were as follows:

                                                Nine Months Ended
                                                  September 30,
                                              ---------------------
                                                1998         1997
                                              ---------   ---------
Capital expenditures (in millions):
  North American operations                   $    92.8   $   196.1
  Overseas operations                              70.2        99.0
  Other projects and capitalized interest          12.3         5.2
                                              ---------   ---------
       Total                                  $   175.3   $   300.3
                                              =========   =========

         Expenditures in North America during the first nine months of 1998 primarily related to activities in Nevada, including leach pad expansion ($21.0 million), capitalized mining costs ($23.5 million) and other ongoing capital requirements. In addition, $8.6 million was incurred for the development of the La Herradura project. Overseas capital expenditures included costs for leach pad expansion at Minera Yanacocha ($62.8 million). Capital expenditures for 1997 included costs related to the Twin Creeks autoclaves, Lone Tree flotation plant and other processing equipment in Nevada and a new leach facility at Minera Yanacocha.

         Payment for the acquisition of an additional interest in Minera Yanacocha in June 1998 included the purchase price of $59.1 million and costs required to complete the acquisition.

         Newmont has a 45% interest in the Batu Hijau project in Indonesia, which is accounted for on an equity basis. At September 30, 1998 and December 31, 1997, Newmont's investment of $168.0 million and $76.8 million, respectively, was included in Other long-term assets. At September 30, 1998 and December 31, 1997 Newmont also had capitalized interest of $17.0 million and $8.6 million, respectively, related to the funding of Batu Hijau. Included in Advances to joint ventures and affiliates was $92.8 million of funding for the project, which was 65% complete at September 30, 1998. Offsetting these advances were reimbursements of $16.2 million included in the change in accounts receivable. Newmont's remaining commitment for project funding is approximately $200.0 million, of which about $20 million is expected to occur by year end.

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

         Financing agreements for $1.0 billion were signed in July 1997 for development of the project. The financing is guaranteed by Newmont and its partner, Sumitomo Corporation ("Sumitomo"), 56.25% and 43.75%, respectively, (except for political risk which is born by the lenders) until project completion tests are met, and will be non-recourse thereafter (other than a $125 million contingent support facility that Newmont and Sumitomo have agreed to provide). Repayment of the borrowings will begin the earlier of six months after project completion or June 15, 2001. Draws of $600 million from the facility occurred in the first nine months of 1998 and are expected to total approximately $640 million by year end.

         FINANCING ACTIVITIES

         During the first nine months of 1998, Newmont repaid $25.8 million under a short term debt facility, $19.3 million of project financing at Zarafshan-Newmont, $17.0 million of project financing at Minera Yanacocha and $5.7 million on the sale-leaseback financing of the refractory ore treatment plant. Net borrowings under Newmont's $1.0 billion revolving credit facility totaled $51.0 million for the first nine months of 1998.

         In July 1998, Newmont filed a "shelf" registration statement with the Securities and Exchange Commission which amended an existing shelf registration, and increased to $400 million Newmont's capacity to issue equity securities. Newmont has no plans to issue any equity securities at this time.

         OTHER

         Cash used for accounts payable and accrued expenses of $86.6 million for the first nine months of 1998 primarily related to the payment of interest, severance and other benefit-related accruals.

YEAR 2000

         Newmont has undertaken a comprehensive "Year 2000 Compliance Program" ("Program") to address its requirements regarding year 2000 issues, which generally refers to the inability of hardware, software and control systems to correctly identify two-digit references to specific years, beginning with the year 2000. The Program, conducted by a cross-functional employee group and outside consultants, consists of four work streams at each geographic location, including automated processes, process control systems (including embedded technology such as microprocessors), personal computers and third-party material suppliers and contractors. Within each work stream there are five phases consisting of: assessment; analysis; remediation (including development of contingency plans); testing; and certification. A third party audit of the Program will be completed before the end of 1998. Year 2000 compliance for all material systems is anticipated by mid-1999 and is on schedule.

         Currently, each location has completed the assessment phase and substantially completed the analysis phase of each work stream. The remediation phase has commenced at each location and on average is approximately 10% complete. Some locations have begun the testing and certification phases. Based on results from the assessment and analysis phases, the estimated cost of the Program is expected to be approximately $5 million.

         Although Newmont believes that the Program will adequately address year 2000 issues and prevent significant business disruptions, there can be no assurances that compliance-related failures will not occur. Such compliance-related failures, including those of material third-party suppliers (such as suppliers of power, oxygen, chemicals and refining), could result in temporary delays in Newmont's ability to generate cash from its operations. Contingency plans are being developed to mitigate any such temporary delays. However, if such delays occur, they are not reasonably likely to have a material adverse effect on Newmont's financial condition or results of operations.

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

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No submissions to a vote of security holders.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10   - Agreement dated September 8, 1998, effective August 6, 1998, between NGC and Lawrence T. Kurlander.
         12   - Statement re Computation of Ratio of Earnings to Combined Fixed
                Charges and Preferred Stock Dividends.
         27   - Financial Data Schedule.

(b)      Reports filed on Form 8-K during the quarter ended September 30, 1998:

         No reports were filed on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             NEWMONT MINING CORPORATION
                                             (Registrant)




  Date:  November 13, 1998                   /s/  WAYNE W. MURDY
                                             -------------------
                                             Wayne W. Murdy
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)




  Date:  November 13, 1998                   /s/ LINDA K. WHEELER
                                             --------------------
                                             Linda K. Wheeler
                                             Controller
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX

 Exhibit
  Number           Description
----------         -----------
Exhibit 10 -  Agreement dated September 8, 1998, effective August 6, 1998, between      24
                NGC and Lawrence T. Kurlander

Exhibit 12 -  Statement re Computation of Ratio of Earnings To Combined Fixed Charges   27
                and Preferred Stock Dividends

Exhibit 27 -  Financial Data Schedule                                                   28