Form 10-K405
period 1998-12-31
NEWMONT MINING CORP
filed 1999-03-31
CIK 71824

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

       Registrant's telephone number, including area code (303) 863-7414

          Securities registered pursuant to Section 12(b) of the Act:

               TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -------------------                      -----------------------------------------
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

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the shares on the New York Stock Exchange) on March 4, 1999 was approximately $3,081,580,000.

    The number of shares of Registrant's common stock outstanding on March 4, 1999 was 167,349,331.

                      DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1998 ARE INCORPORATED BY REFERENCE INTO PARTS I, II, III AND IV OF THIS REPORT AND PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT SUBMITTED TO THE REGISTRANT'S STOCKHOLDERS IN CONNECTION WITH ITS 1999 ANNUAL MEETING TO BE HELD ON MAY 6, 1999 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This document (including information incorporated herein by reference) contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting Newmont Mining Corporation and its subsidiaries. For a discussion thereof, see page 15.

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

INTRODUCTION

     Newmont Mining Corporation (the "Corporation") was incorporated in 1921 under the laws of Delaware. It is engaged, directly and through its subsidiaries and affiliates, in the production of gold, the development of gold properties, the exploration for gold and the acquisition of gold properties worldwide. It produces gold from operations in Nevada and California, as well as in Peru, Indonesia, Mexico and the Central Asian Republic of Uzbekistan. Newmont Mining Corporation, together with its subsidiaries (unless the context otherwise requires), is referred to herein as "Newmont."

     On May 5, 1997, the Corporation acquired through a merger Santa Fe Pacific Gold Corporation ("Santa Fe") (the "Santa Fe Merger") in which each outstanding share of common stock of Santa Fe was converted into the right to receive 0.43 of a share of common stock of the Corporation. As a result, Santa Fe became a wholly-owned subsidiary of Newmont Gold Company ("NGC"). The Santa Fe Merger qualified as a tax-free reorganization and was accounted for as a pooling of interests. All information set forth in this Report with respect to periods prior to 1997 has been restated to reflect the Santa Fe Merger.

     On October 7, 1998, the Corporation acquired the 6.25% minority interest in the common stock of NGC through a merger in which 1.0125 shares of the Corporation's common stock was issued in exchange for each share of NGC stock not then owned by the Corporation. The merger was accounted for at historic cost, with the exception of the minority interest which was accounted for as a purchase.

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

OVERVIEW

     Newmont produces gold primarily through 100% owned operations in Nevada and California. It also produces gold through a 51.35% owned company in Peru and a 50% owned venture in Uzbekistan. Newmont also has an 80% interest in an Indonesian company which commenced gold production in March 1996 and a 45% interest in a second Indonesian company that holds an interest in a large copper/gold project which is currently in construction and is expected to commence operations in late 1999. In Mexico, Newmont has a 44% interest in a project which commenced production in June 1998. Newmont recorded a net loss of $393.4 million ($2.47 per share) in 1998 and net income of $68.4 million ($0.44 per share) in 1997. Results for 1998 included $424.7 million ($2.67 per share) for the write-down of assets impaired at a low gold price and $32.9 million ($0.21 per share) for the cumulative effect of an accounting change.

     Newmont produced 4.07 million equity ounces of gold in 1998, 3.96 million equity ounces in 1997 and 3.1 million equity ounces in 1996. In 1998, 72% of Newmont's equity production of gold related to its U.S. operations and 28% to its foreign operations. In 1997, 76% of Newmont's equity production of gold related to its U.S. operations and 24% to its foreign operations. In 1996, 81% of Newmont's equity production of gold related to its U.S. operations and 19% to its foreign operations. At December 31, 1998, approximately 37% of Newmont's consolidated assets related to its foreign operations.

     Newmont had 52.6 million equity ounces of proven and probable gold reserves at December 31, 1998 and 52.7 million equity ounces of proven and probable gold reserves at December 31, 1997. Newmont's equity in proven and probable copper reserves was 4.8 billion pounds at December 31, 1998 and 1997. For information as to the calculation of reserves see page 11 and for information regarding risks associated with the estimation of reserves see page 17. In addition to exploration activities conducted in connection with these projects, Newmont continues to explore for gold and/or is conducting joint venture activities in other parts of these countries as well as in other areas of North America, Latin America, Southeast Asia and Central Asia.

NEVADA

  Production

     Newmont's Nevada operations include Carlin, located on the geological feature known as the Carlin Trend which Newmont discovered in 1961, and operations in the Winnemucca Region which were acquired in the Santa Fe Merger. The Carlin Trend, located near Carlin, Nevada, is the largest gold district discovered in North America in this century. The Winnemucca Region includes (i) the Twin Creeks mine located near Winnemucca, Nevada (ii) the Lone Tree Complex located near Battle Mountain, Nevada and (iii) a 50% interest in The Rosebud Mining Company, L.L.C. ("Rosebud") located west of Winnemucca. Production began in 1965 at Carlin, in 1990 at Twin Creeks, in 1991 at Lone Tree and in 1997 at Rosebud. See map on page 5.

     Gold production in Nevada totaled 2,769,600 ounces in 1998 at a total cash cost of $209 per ounce, 2,776,500 ounces in 1997 at a total cash cost of $205 per ounce and 2,328,300 ounces in 1996 at a total cash cost of $232 per ounce. A table presenting Nevada operations mine production data is set forth on page 46 in the 1998 Annual Report to Stockholders which is incorporated herein by reference.

     In 1998, ore was mined from 17 open-pit deposits and four underground mines. The Post deposit at Carlin is mined by Barrick Goldstrike Mines Inc. under a joint mining agreement. The parties share the cost of mining the ore body in proportion to their interests in the contained gold. Production initially scheduled from 1998 mining activity at the Post deposit was deferred due to a pit wall failure that occurred in mid-1997. During 1999, mining will resume in accordance with a revised mine plan. The 50%-owned Rosebud underground mine is operated by Hecla Mining Company. All ore mined from Rosebud is transported to Twin Creeks for processing at an agreed upon cost.

  Processing Facilities

     Oxide ore is amenable to gold extraction through the use of size-reduction processes, such as crushing and grinding, and the dissolution of the gold in such ore using conventional cyanidation treatment techniques. Refractory ore contains minerals which require pre-treatment, such as roasting, pressure-oxidation, flotation or bio-oxidation, to optimize recovery of gold in the cyanidation processes. Approximately 73% of Newmont's 1998 year-end proven and probable gold reserves in Nevada were refractory and the balance were oxide. Nevada's production is increasingly coming from higher-cost refractory ores from both deep open pits and underground mines as lower-cost, near-surface oxide ores are depleted. Refractory ore treatment facilities are expected to generate approximately 56% of Newmont's Nevada gold production in 1999, compared with 42% in 1998 and 35% in 1997.

     Prior to 1994, processing consisted primarily of either milling or heap leaching of oxide ores. In 1994, Newmont expanded its facilities at Carlin and at the Lone Tree Complex to facilitate refractory ore processing. In 1997, Newmont completed expansion projects at Twin Creeks and Lone Tree for additional refractory ore treatment facilities. During 1998, Newmont processed higher-grade oxide ores at seven mills and lower-grade oxide ores at heap-leaching facilities. Higher-grade refractory ores are processed by a roaster at Carlin, and by autoclaves in the Winnemucca Region. Lower-grade refractory ores are processed through a flotation plant at the Lone Tree Complex or by bio-oxidation and heap-leaching at Carlin. Ores and concentrates are transported to the facility that maximizes gold recovery, production and cash flow.

     Newmont's refractory ore treatment plant, or roaster, treats high-grade refractory ores that contain either sulfides or active carbon. A portion of the concentrates from the Lone Tree Complex flotation plant were processed through the roaster during the latter half of 1997 and in 1998. For a discussion of the financing of the roaster, see Note 9 to the financial statements in the 1998 Annual Report to Stockholders at page 29 therein which is incorporated herein by reference.

     Refractory ores at Twin Creeks are processed through the Sage Mill, a twin autoclave facility that utilizes a patented fine-grinding, pressure-oxidation process to oxidize ore by the action of heat, pressure and elevated oxygen. The first autoclave was commissioned in May 1997 and the second in October 1997. Refractory ores from certain deposits at the Lone Tree Complex and a portion of the concentrates from the Lone Tree flotation plant are also processed through the Sage Mill. Since the Santa Fe Merger, certain ores from the Carlin North Area have been transported to and processed through the Sage Mill. During scheduled maintenance periods, oxide ore is processed through the Sage Mill, bypassing the autoclave circuits.

     The Lone Tree Complex mill contains a patented partial-oxidation autoclave circuit that commenced operation in early 1994. Oxide ore has been processed through the mill, bypassing the autoclave circuit, when the autoclave was undergoing scheduled maintenance. The Lone Tree Complex mill was shut down in November 1998; however, it will operate on a scheduled periodic basis during 1999 to process a portion of the Lone Tree Complex's higher grade refractory ore. A portion of the Lone Tree Complex's higher grade refractory ores are processed through the autoclave and remaining refractory ores are treated at a flotation plant commissioned in mid-1997. In the flotation process, sulfide mineralization, with which gold is associated, is concentrated and separated from other minerals present in the ore utilizing inert gas. The resulting concentrates, containing higher percentages of gold in substantially smaller volumes of material, are processed through either the Lone Tree Complex mill, the Sage Mill or the Carlin roaster.

     During 1997, Newmont completed a large-scale bio-leach demonstration facility to process lower-grade refractory ores from Carlin's Gold Quarry deposit. Approximately 7,700 ounces of gold were produced in 1998 and 13,800 ounces of gold were produced in 1997 from this facility. This process utilizes bacterial oxidation and ammonium thiosulfate leaching applications. An eight million ton commercial-scale refractory leach pad, originally scheduled for completion in 1999, has been deferred as part of Newmont's plans to reduce capital spending during a period of low gold prices.

     Gold-bearing activated carbon from Carlin's milling and leaching facilities is processed on site at a central carbon processing plant and adjacent refinery. Separate carbon processing facilities are located in North and South Areas at Twin Creeks with one refinery in the North Area. Lone Tree has two carbon processing facilities. Material from the Lone Tree carbon processing facilities is refined at Carlin's refinery.

     A table presenting Nevada operations mill and leach production data is set forth on page 46 in the 1998 Annual Report to Stockholders which is incorporated herein by reference.

  Other Facilities

     Analytical laboratories, maintenance facilities and administration offices are located at Carlin, Twin Creeks and the Lone Tree Complex. Newmont also has an advanced metallurgical research laboratory in Denver, Colorado.

     Electrical power and natural gas for Newmont's Nevada operations are provided by public utilities. Oxygen for the roaster is provided on a contract basis from an oxygen plant constructed by the supplier on land leased from Newmont which is currently the sole customer of the oxygen produced. Oxygen plants used in conjunction with the autoclaves at Twin Creeks and Lone Tree are owned by Newmont and are operated and maintained by a third party.

  Refining

     Newmont has refining agreements with three foreign refiners and one U.S. refiner to further refine the dore bars it produces in Nevada to 0.995% pure gold or better, the recognized standard on world markets. Under the terms of the agreements with these refiners, the dore bars are toll refined and the refined gold and the separately recovered silver are returned to Newmont's account for sale to third parties. Management believes that there would be no adverse effect on the Corporation if it lost the services of any of its refiners due to the availability of alternative refiners, each able to supply all services needed by Newmont for its Nevada operations.

  Exploration

     Newmont conducts extensive exploration in Nevada where it owns or otherwise controls the mineral interests on approximately 1.9 million acres of property. Exploration efforts at Carlin have been focused on high-grade refractory targets near existing deposits. In addition, a concerted effort continues to evaluate the lands acquired in the Santa Fe Merger. This evaluation included geological mapping, an airborne geophysical survey and re-logging of drill holes in order to develop target areas around the Twin Creeks, Lone Tree and Rosebud mines.

  Mineral Rights

     Newmont owns in fee or controls through long-term mining leases and unpatented mining claims all of the minerals and surface area within the boundaries of the present Carlin mining areas. Such long-term leases extend for at least the anticipated mine life of those deposits. With respect to Gold Quarry, Newmont owns a 10% undivided interest in the minerals in a majority of the present and projected mining areas, and with respect to the remaining 90% of such areas has agreed to pay a royalty on production to third party lessors that is equivalent to 18% of production.

     Newmont owns in fee or controls through long-term mining leases and unpatented mining claims all of the minerals and surface area within the boundaries of the present Winnemucca Region mining areas. The long-term leases extend for at least the anticipated mine life of those deposits. With respect to certain smaller deposits in the Winnemucca Region, Newmont is obligated to pay a royalty on production to third parties that varies from 4% to 7% of production.

     On February 3, 1999, Newmont and Barrick Gold Corporation signed an agreement in principle to exchange approximately 2 million ounces of reserves and various land rights on the north Carlin Trend that will consolidate each company's respective land positions in the area. Newmont expects to close the transaction early in the second quarter of 1999. See also "North American Operations" in Management's Discussion and Analysis in the 1998 Annual Report to Stockholders on page 12 therein which is incorporated herein by reference.

     For information regarding risks associated with unpatented mining claims, see page 18.

     [MAP: NEVADA OPERATING PROPERTIES AND PRINCIPAL AREA OF LAND HOLDINGS]

CALIFORNIA

     Newmont has one mine in California, the Mesquite mine, which was acquired in the Santa Fe Merger. It is located in Imperial County in southern California and was acquired by Santa Fe in 1993. It has been producing since 1986. Mining at Mesquite is conducted in two open pits and ore is processed by run-of-mine heap-leaching. Gold production totaled 154,000 ounces in 1998; 227,900 ounces in 1997 and 191,600 ounces in 1996. Total cash costs per ounce were $176, $213 and $245 for 1998, 1997 and 1996, respectively. Tables presenting Mesquite mine, mill and leach production data are set forth on page 46 in the 1998 Annual Report to Stockholders which is incorporated herein by reference.

     Gold-bearing activated carbon from leaching facilities is processed at an on-site carbon processing plant and refinery. Maintenance facilities and administration offices are also located at Mesquite. Electric power is supplied by a local utility.

     Mesquite is approaching the end of its mine life. Following a recent land exchange between the Bureau of Land Management and the State of California, Newmont gained access to property located just north of an existing pit through a lease with the State. Newmont began drilling on this property during 1998 which resulted in approximately 60,000 ounces being added to reserves at December 31, 1998. In 1998, mining rates at Mesquite were reduced to allow continuation of operations through the period of time required to continue the development of this property. As a result, the workforce was reduced by approximately 125 employees in January 1998.

     Newmont owns in fee or controls through long-term mining leases and unpatented mining claims all of the minerals and surface area within the boundaries of the present mining areas of its Mesquite deposits. The long-term leases extend for at least the anticipated mine life of those deposits. For information regarding risks associated with unpatented mining claims, see page 18.

PERU

  Introduction

     Newmont produces gold through Minera Yanacocha S.A. ("Minera Yanacocha") in Peru. Minera Yanacocha is located approximately 375 miles north of Lima and 28 miles north of the city of Cajamarca. In 1986, Newmont discovered the Yanacocha gold deposit which has since become the largest gold district in South America. Minera Yanacocha began production in 1993. Prior to 1997, Newmont owned a 38% equity interest in Minera Yanacocha. In 1997, Newmont consolidated Minera Yanacocha in its financial statements following the acquisition of an additional 13.35% interest. The remaining interest is held by Compania de Minas Buenaventura, S.A. ("Buenaventura") (43.65%) and the International Finance Corporation (5%). A description of such acquisition is set forth in Note 4 to the financial statements in the 1998 Annual Report to Stockholders at page 26 therein which is incorporated herein by reference.

     Minera Yanacocha has mining rights with respect to a large land position, which includes eight deposits as well as other prospects. Such mining rights were acquired through assignments of concessions granted by the Peruvian government to a related entity. The assignments have a term of 20 years, beginning in the early 1990s, renewable at the option of Minera Yanacocha for another 20 years. Newmont acts as manager of Minera Yanacocha.

  Production

     Four open-pit mines and three leach pads are in operation at Minera Yanacocha. Production commenced in August 1993 at the Carachugo deposit, in October 1994 at the Maqui Maqui deposit which is located three miles north of Carachugo, in January 1996 at the San Jose deposit which is located one mile southwest of Carachugo, and in December 1997 at the Yanacocha Norte deposit which is located one mile northwest of Carachugo. In 1998, production was 1,335,800 ounces of gold (685,900 equity ounces) at a total cash cost of $95 per equity ounce as compared to 1997 production of 1,052,800 ounces of gold (530,900 equity ounces at 51.35%, beginning February 1, 1997) at a total cash cost of $87 per equity ounce and 1996 production of 811,400 ounces of gold (308,300 equity ounces at 38%) at a total cash cost of $100 per equity ounce. Tables presenting Minera Yanacocha mine and leach production data are set forth on page 47 in the 1998 Annual Report to Stockholders which is incorporated herein by reference.

     The ore is not crushed, but transported directly to impermeable leach pads where the ore is treated with a weak cyanide solution that penetrates the ore dissolving the gold. The pregnant leach solution is collected and pumped through two Merrill-Crowe plants (the second of which was placed in service in December
1997) to remove the gold from the solution as a zinc-gold precipitate. After the gold is processed from the precipitate and smelted into dore, it is transported from the processing plant by a contractor and toll refined in Switzerland. Minera Yanacocha's operations are accessible by road. Power for the project is provided pursuant to a four year renewable contractual agreement with a local power company. Backup power is provided by diesel generators owned by Minera Yanacocha.

  Exploration

     Exploration continues to be conducted at numerous properties owned by Minera Yanacocha. Approximately $27.8 million was spent by Minera Yanacocha on exploration and mine geology in 1998.

     Exploration work on the Minas Conga joint venture, 40% owned by Newmont, 40% by Cedimin and 20% by Compania Minera Condesa S.A., a subsidiary of Buenaventura, continued throughout 1998 with an aggressive drilling campaign. Encouraging porphyry gold-copper mineralization has been identified on two separate targets. In addition, the joint venture continues to explore the surrounding area. A second Peruvian joint venture, Minera Coshuro, is 65% owned by Newmont and 35% by Buenaventura and holds claims on 207,000 acres of prospective ground along north and south extensions of the volcanic belt hosting the Minera Yanacocha deposits. In addition, Newmont and Buenaventura are active in the southern part of Peru. Initial exploration work is underway in these prospective areas and a number of targets have been outlined.

UZBEKISTAN

  Introduction

     In Uzbekistan, Newmont has a 50% interest in Zarafshan-Newmont, a joint venture with the State Committee for Geology and Mineral Resources ("State Committee") and Navoi Mining and Metallurgical Combine ("Navoi"), each a state entity of Uzbekistan. The joint venture produces gold by crushing and leaching ore from existing stockpiles of low-grade oxide ore from the nearby government-owned Muruntau mine. The gold produced by Zarafshan-Newmont is sold in international markets for U.S. dollars. Newmont provides technical and managerial support to Zarafshan-Newmont. The State Committee and Navoi have guaranteed to Zarafshan-Newmont 242 million tons of ore with an average grade of
0.036 ounces of gold per ton, containing approximately 8.6 million ounces of gold for the project. At December 31, 1998, approximately 202 million tons of stockpiled ore and ore in process remained at an average grade of 0.034 ounces of gold per ton, containing approximately 6.8 million ounces of gold for the project.

  Production

     In 1998, total production was 374,600 ounces of gold (187,300 equity ounces) at a total cash cost of $207 per equity ounce. In 1997, total production was 430,100 ounces of gold (215,000 equity ounces) at a total cash cost of $201 per equity ounce. In 1996, total production was 326,500 ounces of gold (163,200 equity ounces) at a total cash cost of $224 per equity ounce. A table presenting Zarafshan-Newmont leach production data is set forth on page 47 in the 1998 Annual Report to Stockholders which is incorporated herein by reference.

     Ore from the existing stockpiles is crushed in four stages. The crushed material is transported to impermeable leach pads where the ore is treated with a weak cyanide solution that penetrates the ore dissolving the gold. The pregnant leach solution is collected and pumped through a Merrill-Crowe plant to remove the gold from the solution as a zinc-gold precipitate. After the gold is processed from the precipitate and smelted into dore bars it is refined at the nearby Muruntau gold refinery and then exported. The project has access to air, rail and road transport. There are no significant logistical difficulties for transportation of refined gold. Power for the project is provided pursuant to a contractual arrangement with Navoi which acquires such power from a local plant.

     Although not contractually obligated to do so, Newmont has made, and may from time to time make, advances or contributions to Zarafshan-Newmont to cover debt service requirements and other capital and operating costs.

  Exploration

     Newmont signed an agreement in September 1996 with the Uzbekistan government and Mitsui & Co., Ltd. for the development of gold deposits (subject to satisfaction of certain conditions) in the Angren region of Uzbekistan, approximately 60 miles south of the city of Tashkent. Newmont has a 40% interest in the project. Pre-feasibility technical studies and negotiations with the Uzbekistan government were conducted in 1998 and are continuing in 1999.

INDONESIA

  Introduction

     Newmont has two projects in Indonesia -- Minahasa which is in operation and Batu Hijau which is under construction. The Minahasa project is 80% owned by Newmont and 20% carried interest owned by P.T. Tanjung Serapung, an Indonesian company. However, because Newmont funded 100% of the construction costs, it is entitled to 100% of the gold production until it recovers its investment, including interest. Newmont has a 45% interest in the Batu Hijau project which it owns through a partnership with an affiliate of Sumitomo Corporation ("Sumitomo"). Sumitomo holds an indirect 35% interest in the Batu Hijau project through this partnership arrangement and the remaining 20% interest is a carried interest held by P. T. Pukuafu Indah, an Indonesian company.

     In Indonesia, rights are granted to private parties to explore for and to develop the mineral resources within defined areas through Contracts of Work entered into with the Indonesian government. In 1986, Newmont entered into fourth generation Contracts of Work with the Indonesian government covering the Minahasa and Batu Hijau projects. Under the Contracts of Work, Newmont was granted the exclusive right to explore the contract area, construct any required facilities and extract and process the mineralized materials, and sell and export the minerals produced subject to certain Indonesian government approvals and payment of royalties to the Indonesian government. Once facilities are constructed and mining operations commence, the private party has the right to continue operating the project for 30 years, or longer if approved by the Indonesian government. Under the Contracts of Work, beginning in the sixth year after mining operations commence (and continuing through the tenth year) a portion of each project not already owned by Indonesian nationals must be offered for sale to the Indonesian government or to Indonesian nationals (collectively the "Indonesian Parties"), thereby potentially reducing the non-Indonesian parties ownership in each project to 49% by the end of the tenth year. The price at which such interest would be offered for sale to the Indonesian Parties would be the highest of (i) the then current replacement cost, (ii) the price at which shares of the project company would be accepted for listing on the Jakarta Stock Exchange or (iii) the fair market value of such interest as a going concern.

     In April 1997, Newmont entered into a Contract of Work granting rights to Newmont to explore an area located near the Minahasa contract area through a new company, P. T. Newmont Mongondow Mining ("Mongondow"). Newmont has an 80% interest and the remaining 20% interest is a carried interest held by P. T. Lebong Tandai, an Indonesian company. This Contract of Work is a sixth generation Contract of Work. The major differences between the fourth and sixth generation Contracts of Work are a reduced income tax rate (from 35% to 30%), elimination of the requirement that non-Indonesian parties divest part of their 80% interest and changes in the method of royalty calculation.

  Minahasa

     Minahasa, a multi-deposit project discovered by Newmont on the island of Sulawesi, began production in August 1996. It is approximately 1,500 miles northeast of Jakarta. Minahasa mines and processes ore from the open pit Mesel deposit and a number of smaller peripheral deposits . These deposits contain both oxidized and refractory gold mineralization.

     Minahasa produced 261,000 ounces of gold in 1998 at a total cash cost of $127 per ounce as compared to 206,500 ounces of gold in 1997 at a total cash cost of $156 per ounce. Production in 1996 was 112,700 ounces of gold at a total cash cost of $222 per ounce. Tables presenting Minahasa mine and mill production data are set forth on page 47 in the 1998 Annual Report to Stockholders which is incorporated herein by reference.

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

  Batu Hijau

     Newmont's second project in Indonesia, Batu Hijau, is located on the island of Sumbawa, approximately 950 miles east of Jakarta. Batu Hijau is a large porphyry copper/gold deposit discovered by Newmont in 1990. It is located seven miles from the south coast and nine miles from the west coast of the island and has access to a natural harbor which is being developed for transportation of materials, equipment and copper concentrate. Start up is expected to begin in late 1999.

     Newmont owned an 80% interest in Batu Hijau until it entered into a general partnership arrangement in July 1996 with Sumitomo to develop and operate the Batu Hijau project. The partnership arrangement was approved by the Indonesian government and is controlled jointly by Newmont and Sumitomo. As a result of this ownership structure and certain rights held by Sumitomo, Newmont is accounting for its investment in Batu Hijau as an equity investment.

     Newmont completed a final feasibility study for Batu Hijau in 1996. Based on the results of that study, and after obtaining the required approvals from the Indonesian government and entering into the partnership with Sumitomo, development and construction activities began in 1997. The project is expected to mine an average of 197 million tons per annum and the ore will be processed at the concentrator at an average rate of 150 thousand tons per day. Other facilities included in the project include a port, a coal-fired electrical generating plant, a townsite for the workforce, and other ancillary facilities. The total cost of the project is expected to be approximately $1.9 billion including cost escalations, capitalized interest during construction and working capital.

     Long-term smelter contracts for approximately 70% of the project's average annual concentrate production have been signed. Production over the 26-year mine life is expected to average 115,000 tons of copper and 420,000 ounces of gold per year at an expected average cash cost of about $0.50 per pound of copper, including gold credits, over the life of the project.

     In July 1997, agreements for $1 billion in financing for the Batu Hijau project were signed. The financing is guaranteed by Newmont and Sumitomo, 56.25% and 43.75%, respectively, until project completion tests are met, and will be non-recourse to Newmont and Sumitomo thereafter. Newmont and Sumitomo also entered into contingent support agreements related to this debt. As of December 31, 1998, $640 million had been used under this facility. See also Note 3 to the financial statements in the 1998 Annual Report to Stockholders at page 26 therein which is incorporated herein by reference.

  Exploration

     Exploration work continued through 1998 in areas surrounding Minahasa and Batu Hijau.

MEXICO

     In Mexico, Newmont is involved in two projects -- La Herradura, which commenced production in June 1998, and Mezcala, a 12,000 acre exploration site in southern Mexico. Newmont has a 44% interest in La Herradura and is earning a 44% interest in Mezcala by investing $15 million over four years of which $14.6 million had been invested through December 31, 1998. The balance of both projects is held by the Penoles group, a leading Mexican mining company. The Penoles group will be the operator of Mezcala.

     The La Herradura mine is operated by the Penoles group and is located in northwest Sonora, Mexico. Mining is conducted in two open pits and the ore is processed by run-of-mine heap-leaching. In 1998, La Herradura produced 29,224 ounces of gold, 12,859 ounces attributable to Newmont at a total cash cost of $115 per equity ounce. Tables presenting La Herradura mine and leach production data are set forth on page 46 in the 1998 Annual Report to Stockholders which is incorporated herein by reference.

EXPLORATION

     In 1998, Newmont's total exploration and research expense was $68.4 million compared with $98.4 million in 1997. These figures exclude capitalized exploration costs associated with mine development of $12.2 million in 1998 and $21.3 million in 1997.

     Near Fairbanks, Alaska, Newmont continued exploration in 1998 on the True North property. Under the terms of a joint venture agreement signed with La Teko Resources, Inc. ("La Teko") in 1995, Newmont has the right to earn a 65% interest in the property by making cash payments of $6 million to La Teko, funding $3 million in exploration, and then funding up to $18 million in additional exploration and development costs. In 1996, Newmont completed its payment obligations to La Teko, and to date has spent approximately $19.2 million exploring the property of which approximately $17.8 million is applicable to the earn-in.

     Newmont's exploration team has a staff of approximately 195 geologists, geochemists and geophysicists. State-of-the-art technology, including airborne geophysical data acquisition systems, satellite location devices and field-portable imaging systems, also aids in the location of prospective targets.

     For information regarding risks associated with exploration and development, see page 19.

SALES

     Newmont's gold sales generally are made at the monthly average market price prevailing during the month in which the gold is delivered plus a "contango", which is essentially an interest factor, from the beginning of the month until the date of delivery.

     See Note 16 to the financial statements in the 1998 Annual Report to Stockholders at page 37 therein for information regarding major customers and export sales which is incorporated herein by reference.

MISCELLANEOUS

     Other than operating licenses for mining, processing and refining facilities built for, or acquired by Newmont, there are no patents, licenses or franchises material to Newmont's business. In many foreign countries, Newmont conducts mining or exploration pursuant to concessions granted by or contracts with the host government. These countries include, among others, Indonesia, Peru and Mexico. In each case, Newmont believes that such concessions or contracts are sufficient in extent and duration to justify any proposed investment it might make based on any such concessions or contracts. In general, such concessions or contracts are subject to the usual political risks associated with foreign operations.

     Management believes that Newmont's facilities are generally in a state of good repair. Newmont has a continuous program of capital investment that includes, as necessary or advisable, the replacement, modernization or expansion of its equipment and facilities. See "Liquidity and Capital Resources" discussion in Management's Discussion and Analysis in the 1998 Annual Report to Stockholders on page 15 therein which is incorporated herein by reference.

     There were 5,700 persons employed by Newmont worldwide at December 31, 1998 and 6,760 persons employed by Newmont worldwide at December 31, 1997.

PROVEN AND PROBABLE RESERVES

     Newmont's equity in proven and probable gold reserves was 52.6 million ounces at December 31, 1998 and 52.7 million ounces at December 31, 1997. In addition, Newmont's equity in proven and probable copper reserves was 4.8 billion pounds at December 31, 1998 and 1997.

     Proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry. Calculations with respect to the estimates of proven and probable gold reserves at December 31, 1998 and 1997 were based on a gold price of $350 per ounce. Newmont's management believes that if such reserve estimates were based on a gold price of $325 per ounce using current operating costs and other current economic assumptions, 1998 year-end proven and probable gold reserves could decrease by approximately 6%. If such estimates were based on a gold price of $300 per ounce using current operating costs and other current economic assumptions, 1998 year-end proven and probable gold reserves could decrease by approximately 16%. Such potential reduction in reserves would not have a material impact on Newmont's production rates for the next three years. After that time, assuming no change in mining plans or Newmont's cost structure, the impact would be progressively greater. However, if Newmont's gold reserves were actually calculated at a gold price of $300 per ounce, such calculation would be based on new mine plans and operating costs to minimize any adverse impact of any reduction in gold reserves. Newmont's proven and probable gold and copper reserves represent the total quantity of ore to be extracted from the deposits or stockpiles allowing for mining efficiencies and ore dilution. Ounces of gold or pounds of copper in Newmont's proven and probable gold and copper reserves are prior to any losses during metallurgical treatment. For information regarding risks associated with Newmont's estimates of its proven and probable reserves, see page 17.

     Newmont's estimate of its proven and probable reserves at December 31, 1998 and 1997 is set forth in the following table.

                           NEWMONT MINING CORPORATION
                          PROVEN AND PROBABLE RESERVES

                                                      DECEMBER 31, 1998                            DECEMBER 31, 1997
                                          ------------------------------------------   ------------------------------------------
                                                       (100%)                NEWMONT                (100%)                NEWMONT
                                NEWMONT   --------------------------------   EQUITY    --------------------------------   EQUITY
DEPOSITS WITH PROVEN            EQUITY     TONNAGE      GRADE      OUNCES    OUNCES     TONNAGE      GRADE      OUNCES    OUNCES
AND PROBABLE RESERVES(1)(2)       (%)     (000 TONS)   (OZ/TON)    (000)      (000)    (000 TONS)   (OZ/TON)    (000)      (000)
---------------------------     -------   ----------   --------   --------   -------   ----------   --------   --------   -------
GOLD
NORTH AMERICAN
  NEVADA
    Nevada Open Pit
      Carlin North-Post.......    100         9,680     0.180       1,747     1,747        9,680     0.180       1,747     1,747
      Carlin North-Genesis
        Complex...............    100        20,306     0.033         665       665       21,576     0.033         710       710
      Carlin North-Other......    100        26,382     0.050       1,324     1,324       25,839     0.051       1,323     1,323
      Carlin South (includes
        Gold
        Quarry)...............    100       102,638     0.051       5,261     5,261      135,946     0.048       6,470     6,470
      Carlin Rain District....    100        14,320     0.025         352       352       13,455     0.026         344       344
      Twin Creeks.............    100        96,175     0.078       7,484     7,484      109,288     0.075       8,211     8,211
      Lone Tree Complex.......    100        54,883     0.059       3,221     3,221       65,120     0.064       4,151     4,151
                                          ---------     -----      ------    ------    ---------     -----      ------    ------
        Total Nevada Open
          Pit.................              324,384     0.062      20,054    20,054      380,904     0.060      22,956    22,956
    Nevada Underground
      Carlin North Area.......    100         2,551     0.641       1,634     1,634        2,889     0.620       1,790     1,790
      Deep Post...............    100         2,391     0.813       1,943     1,943        2,430     0.802       1,949     1,949
      Goldbug-Barrel..........    100         2,917     0.391       1,140     1,140        2,917     0.391       1,140     1,140
      Carlin North JV (High
        Desert)...............     60         7,050     0.425       2,993     1,796        7,050     0.425       2,993     1,796
      Carlin Rain District....    100           374     0.270         101       101          374     0.270         101       101
      Rosebud.................     50           484     0.392         190        95          943     0.420         396       198
                                          ---------     -----      ------    ------    ---------     -----      ------    ------
        Total Nevada
          Underground.........               15,767     0.507       8,001     6,709       16,603     0.504       8,369     6,974
    Stockpiles and
      In-Process..............    100        77,147     0.053       4,115     4,115       71,139     0.053       3,803     3,803
                                          ---------     -----      ------    ------    ---------     -----      ------    ------
NEVADA TOTALS(3)..............              417,298     0.077      32,170    30,878      468,646     0.075      35,128    33,733
Mesquite, California..........    100        29,007     0.021         595       595       29,041     0.021         613       613
La Herradura, Mexico(5).......     44        52,890     0.031       1,638       721       54,408     0.031       1,683       740
                                          ---------     -----      ------    ------    ---------     -----      ------    ------
        TOTAL NORTH AMERICAN..              446,305     0.073      32,765    31,473      497,687     0.072      35,741    34,346
OVERSEAS
  Minera Yanacocha, Peru......     51
    Carachugo.................     51        55,691     0.027       1,491       766       34,018     0.035       1,179       605
    Maqui Maqui...............     51         9,789     0.041         400       205       20,632     0.042         875      4 49
    San Jose..................     51        37,367     0.031       1,154       593       47,817     0.028       1,355       696
    Yanacocha.................     51       290,028     0.032       9,227     4,738      245,596     0.029       7,167     3,680
    La Quinua.................     51       273,061     0.026       7,128     3,660      120,943     0.025       3,002     1,542
    Cerro Negro...............     51        23,943     0.027         657       337
    In-Process................     51        12,370     0.045         558       287        7,045     0.043         304       156
                                          ---------     -----      ------    ------    ---------     -----      ------    ------
        Total Yanacocha(4)....              702,249     0.029      20,615    10,586      476,051     0.029      13,882     7,128
  Zarafshan-Newmont,
    Uzbekistan(6).............     50       202,381     0.034       6,845     3,422      216,907     0.035       7,510     3,755
  Minahasa, Indonesia(7)......     80         7,207     0.189       1,364     1,091        6,758     0.234       1,583     1,267
                                          ---------     -----      ------    ------    ---------     -----      ------    ------
        TOTAL OVERSEAS........              964,727     0.032      30,462    15,820      754,124     0.033      24,658    12,890
          (EXCLUDING BATU
          HIJAU)
Batu Hijau, Indonesia(8)......     45     1,008,036     0.012      11,849     5,332    1,006,593     0.012      12,096     5,443
                                                                   ------    ------                             ------    ------
        TOTAL WORLDWIDE-GOLD..                                     75,076    52,625                             72,495    52,679
                                                                   ======    ======                             ======    ======

                                                                 COPPER     COPPER                             COPPER     COPPER
                                         TONNAGE      GRADE     (MILLION   (MILLION    TONNAGE      GRADE     (MILLION   (MILLION
COPPER                                  (000 TONS)    (CU%)     POUNDS)    POUNDS)    (000 TONS)    (CU%)     POUNDS)    POUNDS)
------                                  ----------   --------   --------   --------   ----------   --------   --------   --------
Batu Hijau, Indonesia(8)....     45     1,008,036     0.525      10,580      4,761    1,006,593     0.528      10,631      4,784

     Numbers may differ slightly from those reported previously as a result of different deposit groupings yielding different rounding of totals.
---------------

(1) The term "reserve" means that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.

    The term "economically," as used in the definition of reserve, implies that profitable extraction or production has been established or analytically demonstrated to be viable and justifiable under reasonable investment and market assumptions.

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

(2) Proven and probable reserves in the U.S. were calculated using cut-off grades as follows: oxide leach material not less than 0.005 ounce per ton; oxide mill cutoffs varied; refractory leach materials not less than 0.030 ounce per ton at Gold Quarry (which contains 96% of the refractory leach reserve ounces); refractory mill material not less than 0.043 ounce per ton.

    Proven and probable reserves were calculated using different recoveries depending on each deposit's metallurgical properties and process. The recoveries utilized in 1998 were as follows: oxide leach recoveries ranged from 44% to 80% averaging 64%; oxide mill recoveries ranged from 72% to 96% averaging 86%; refractory leach recoveries at Gold Quarry ranged from 45% to 60%, averaging 56%; refractory mill recoveries ranged from 85% to 93%, averaging 88%.

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

(4) Calculated using a cut-off grade not less than 0.011 ounce per ton. Assumed leach recoveries is 50% to 82%, depending on each deposit's metallurgical properties. All ore is oxidized.

(5) Calculated using a cut-off grade of 0.01 ounce per ton and a leach recovery of 61%. All ore is oxidized. Construction began in 1997 and production commenced in mid-1998.

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

(7) Calculated using a cut-off grade of 0.102 ounce per ton and a mill recovery of 90% for refractory material. For oxide material a cut-off grade of 0.022 ounce per ton was used and a leach recovery of 62%.

(8) Based on a feasibility study completed in 1996 and updated in 1998. Production is scheduled to begin in late 1999. Production will be in the form of copper concentrate. Average recoveries estimated at 93% for copper and 82% for gold. Cut-off grade and recoveries vary depending on the gold and copper content.

ENVIRONMENTAL MATTERS

  General

     Newmont's gold mining and processing operations within the U.S. are subject to extensive federal, state and local governmental regulations for the protection of the environment, including those relating to the protection of air and water quality, hazardous waste management and mine reclamation. Newmont has successfully permitted all mine and processing operations and expansion activities as specified under regulations promulgated by the U.S. and the States of Nevada and California. Management does not believe that ongoing compliance with such regulations will have a material adverse effect on its competitive position. At this time Newmont does not expect any material impact on the future recurring operating cost of compliance with currently enacted environmental regulations. Ongoing costs to comply with environmental obligations have not been significant to Newmont's total operating costs. Since Newmont is not able to pass on any net increases in costs to its customers, any such increases could have an adverse effect on future profitability of Newmont. Amendments to current laws and regulations governing operations and activities of mining companies or the stringent implementation thereof could have a material adverse impact on Newmont in terms of increased capital and operating expenditures.

  Domestic Operations

     It is estimated that with respect to Newmont's Nevada and California operations, compliance with federal, state and local regulations relating to the discharge of material into the environment, or otherwise relating to the protection of the environment, required capital expenditures of approximately $5 million in 1998. It is estimated that Newmont will require approximately $4 million of capital expenditures for environmental compliance in 1999 and annually thereafter.

     Newmont's Nevada and California gold mining and processing operations generate solid waste which is subject to regulation under the federal Resource Conservation and Recovery Act ("RCRA") and similar laws of the States of Nevada and California. Solid waste that is considered "hazardous" is subject to extensive regulation by the U.S. Environmental Protection Agency (the "EPA") and the States of Nevada and California under Subtitle C of RCRA, while non-hazardous solid waste is governed by a less stringent program under Subtitle D of RCRA and solid waste management regulations of the States of Nevada and California. The EPA is developing specific regulations with respect to "extraction" and "beneficiation" wastes from mining operations under Subtitle D of RCRA. Newmont is participating in that process. Currently, there is not a sufficient basis to predict the potential impact of such regulations on Newmont. Wastes from the "processing" of ores and minerals (including refining wastes) at Newmont's Nevada and California operations are subject to regulation under Subtitle C of RCRA. Newmont recycles substantially all of the potentially hazardous secondary materials generated during refining operations in compliance with Subtitle C. Such compliance has not had, and is not expected to have, a material adverse impact on Newmont's operations.

     Newmont's Nevada and California operations are subject to stringent state permitting regulations for protection of surface and ground water, as well as wildlife. These regulations may require additional capital and operating expenditures for expansion of current operations and development of new projects and may increase closure and reclamation costs for pits, tailing impoundments and leaching facilities. Such compliance has not had, and is not expected to have, a material adverse impact on Newmont's operations.

     Mining operations have the potential to produce fugitive dust emissions which are subject to regulation under the laws of the States of Nevada and California. The EPA's current regulations under the federal Clean Air Act exclude fugitive dust from surface mines in determining whether new or expanded sources need permits for construction under the regulations for prevention of significant deterioration of air quality. Compliance with the federal Clean Air Act could ultimately increase Newmont's compliance costs for air pollution permitting and/or control, but the impact on Newmont's mining operations is so dependent on future regulations and other contingencies that it cannot reasonably be predicted at this time.

  Foreign Operations

     Newmont's operations outside of the U.S. are also subject to governmental regulations for the protection of the environment. These regulations have not had, and are not expected to have, a material adverse impact on Newmont's operations or its competitive position. Newmont has successfully permitted all new mine and processing operations as specified under regulations promulgated by the respective national governments in Peru, Uzbekistan and Indonesia. In addition, Newmont has mandated that all facilities constructed and operated outside of the U.S. materially comply with a level of environmental protection that is equivalent to that for its U.S. operations. Nevertheless, the adoption of new laws or regulations, or amendments to current laws or regulations, regarding the operations and activities of mining companies could have a material adverse impact on Newmont's capital and operating expenditures.

     Minera Yanacocha has an advisory role on the Ministry of Energy and Mines environmental affairs group to provide technical assistance with the development of achievable environmental strategies for Peru's mining industry.

     All Newmont-managed international projects have adopted and implemented environmental policies and procedures developed by Newmont. Newmont is committed to educating and training mine operations, exploration and environmental personnel to meet the highest levels of environmental standards. Newmont maintains an international environmental compliance program which utilizes state of the art compliance monitoring protocols and builds and maintains facilities with high levels of environmental protection and monitoring equipment.

  Former Operations

     Newmont is involved in matters involving environmental cleanup obligations arising from past mining activities (not in all cases conducted by Newmont) at three separate locations. Idarado Mining Company, an 80.1% owned subsidiary of Newmont, agreed by consent decree in 1992 with the State of Colorado to undertake specific remediation work in the Telluride/Ouray area of Colorado. Resurrection Mining Company, 100% owned by Newmont, is a defendant in lawsuits brought by the State of Colorado and the U.S. for environmental remediation in the Leadville, Colorado area. Dawn Mining Company, a 51% owned subsidiary of Newmont, has filed reclamation proposals for an inactive uranium mine formerly leased from the Spokane Indian Tribe in Washington State and a former mill site located near Ford, Washington. Remediation activities were conducted at these three sites in 1998. At Idarado, remediation work was completed in 1998. If such remediation work does not achieve specific performance objectives defined in the consent decree, the State of Colorado may require Idarado to implement supplemental activities, also as specified in the consent decree. At December 31, 1998 Newmont had an aggregate $44.9 million accrued for remediation of these four sites and other sites, a decrease of $7.3 million accrued at the end of 1997, as a result of 1998 expenditures and changes in estimated future remediation costs, net of expenditures incurred in 1998. See also "Environmental and Other" discussion in Management's Discussion and Analysis in the 1998 Annual Report to Stockholders on page 16 therein and Note 18 to the financial statements in the 1998 Annual Report to Stockholders on page 39 therein which are incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein (including information incorporated by reference) are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. Such forward-looking statements include, without limitation, (i) estimates of future gold production for specific operations and on a consolidated basis, (ii) estimates of future production costs, exploration expenditures and other expenses for specific operations and on a consolidated basis, (iii) estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof, (iv) statements as to the projected development of certain ore deposits, including estimates of development and other capital costs, financing plans with respect thereto and expected production commencement dates, (v) estimates of future costs and other liabilities for certain environmental matters and (vi) estimates of reserves.

     Where Newmont expresses an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements ("cautionary statements") are described below. See also "Safe Harbor Statement" discussion in Management's Discussion and Analysis in the 1998 Annual Report to Stockholders on page 17 therein which is included herein by reference. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

     All subsequent written and oral forward-looking statements attributable to Newmont or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. Newmont disclaims any intent or obligation to update publicly any forward-looking statements set forth in this Report, or incorporated herein by reference, whether as a result of new information, future events or otherwise.

RISK FACTORS

  Gold and Copper Price Volatility

     The cash flows and profitability of Newmont's operations are significantly affected by changes in the market price of gold. Market gold prices can fluctuate widely and are affected by numerous factors beyond Newmont's control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the U.S. dollar (the currency in which the price of gold is generally quoted) and of other currencies, interest rates, gold sales and loans by central banks, forward sales by producers, global or regional political or economic events, and production and cost levels in major gold-producing regions such as South Africa. In addition, the price of gold sometimes is subject to rapid short-term changes because of speculative activities. The current demand for and supply of gold affect gold prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of gold consists of a combination of new production from mining and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.

     As the amounts produced in any single year constitute a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant impact on the supply of gold or on its price. If revenue from gold sales falls for a substantial period below Newmont's cost of production at its operations, Newmont could determine that it is not economically feasible to continue commercial production at some or all of its operations or to continue the development of some or all of its projects. Newmont's weighted average total cash cost of equity production for its worldwide operations was $183 per ounce of gold sold in 1998, $187 in 1997 and $218 in 1996. See also "Gold Price" discussion in Management's Discussion and Analysis in the 1998 Annual Report to Stockholders on page 10 therein which is incorporated herein by reference.

     The gold market generally is characterized by volatile prices. The volatility of gold prices is illustrated in the following table of annual high, low and average afternoon fixing prices for gold per ounce on the London Bullion
Market:

YEAR                                                      HIGH      LOW     AVERAGE
----                                                      ----      ----    -------
1989....................................................  $416      $356     $381
1990....................................................  $424      $346     $383
1991....................................................  $403      $344     $362
1992....................................................  $360      $330     $344
1993....................................................  $406      $326     $360
1994....................................................  $396      $370     $384
1995....................................................  $396      $372     $384
1996....................................................  $415      $367     $388
1997....................................................  $367      $283     $331
1998....................................................  $313      $273     $294
1999 through March 26)..................................  $294      $279     $287

---------------

Source of Data: Metals Week and Reuters.

     On March 26, 1999, the afternoon fixing price for gold on the London Bullion Market and the spot market price of gold per ounce on the New York Commodity Exchange was $279.

     The Batu Hijau copper/gold project is expected to commence operations in late 1999. The cash flow and profitability of this project will be significantly affected by changes in the market price of copper. Copper prices fluctuate widely and are affected by numerous factors beyond Newmont's control or ability to predict, including but not limited to domestic and international economic and political conditions, industry inventory levels and capacity, global and regional demand and production, the availability and costs of substitute materials, speculative activities and inflationary expectations.

     Newmont may use commodity instruments to protect the selling price of certain anticipated gold and copper production. Although the use of such instruments could protect Newmont against low gold and copper prices, it might also prevent full participation in subsequent increases in the market prices for gold and copper with respect to covered production.

  Production Estimates

     Estimates of future production for particular properties for Newmont as a whole are derived from annual mining plans prepared by Newmont. Such plans have been developed based on, among other things, mining experience, reserve estimates, assumptions regarding ground conditions and physical characteristics of ores (such as hardness and presence or absence of certain metallurgical characteristics) and estimated rates and cost of production. Actual production may vary from estimates for a variety of reasons, including risks and hazards of the types discussed, actual ore mined varying from estimates of grade and metallurgical and other characteristics, mining dilution, pitwall failures or cave-ins, strikes and other actions by labor at unionized locations, restrictions imposed by government agencies and other factors. Estimates of production from properties not yet in production or from operations that are to be expanded are based on similar factors (including, in some instances, feasibility reports prepared by company personnel and/or outside consultants) but, as such estimates do not have the benefit of actual experience, there is a greater likelihood that actual results will vary from the estimates.

  Ore Reserve Estimates

     The proven and probable reserve figures presented herein are estimates, and no assurance can be given that the indicated levels of recovery of gold and copper will be realized. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold and copper, as well as increased production costs or reduced recovery rates, could render Newmont's proven and probable gold and copper reserves containing relatively lower grades of mineralization uneconomic to exploit and may ultimately result in a reduction of reserves.

  Regulation, Environmental Risks and Unpatented Mining Claims

     Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Newmont has been, and may in the future be, subject to clean-up liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws which establish clean-up liability for the release of hazardous substances. Newmont has interests in certain sites associated with former mining activities for which clean-up liabilities exist. Although Newmont believes it has made adequate provisions in its financial statements for clean-up costs, it cannot guarantee that such provisions will be adequate. In the context of environmental permitting, including the approval of reclamation plans, Newmont must comply with existing standards, laws and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how such standards, laws and regulations are interpreted or implemented by the permitting authority. Domestic and foreign mining operations and exploration activities are subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. It is possible that the costs and delays associated with the compliance with such standards, laws, regulations and permits could result in Newmont not proceeding with the development of a project or the operation or further development of a mine.

     Amendments to current laws and regulations governing operations and activities of mining companies are actively considered from time to time and could have a material adverse impact on Newmont.

     In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law of 1872, as amended (the "General Mining Law"), which governs mining claims and related activities on U.S. federal lands. Although no such legislation has been adopted to date, there can be no assurances that such legislation will not be adopted in the future. If ever adopted, such legislation could, among other things, impose royalties on gold production from currently unpatented mining claims located on U.S. federal lands. If such legislation is ever adopted, it could reduce the amount of future exploration and development activity conducted by Newmont on such U.S. federal lands. In addition, in 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on U.S. federal lands. In October 1994, a moratorium on the processing of new patent applications was approved. While such moratorium currently remains in effect, its future is unclear. As of December 31, 1998, approximately 77.5% of Newmont's proven and probable reserves in the U.S. are located on private land. The remainder are located on unpatented mining claims on U.S. federal lands. Of those, 13.6% of Newmont's proven and probable reserves in the U.S. are located on unpatented mining claims for which Newmont received first half final entry certificates before the imposition of the moratorium and is pursuing patenting under the General Mining Law.

  Risks of Foreign Investments

     Certain of Newmont's activities are located in foreign countries which are subject to the risks normally associated with conducting business in foreign countries. Such countries are often less developed or have an emerging economy, including uncertain political and economic environments, as well as risks of war and civil disturbances or other risks which may limit or disrupt a project, restrict the movement of funds or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation, risk of adverse changes in laws or policies of particular countries, increases in foreign taxation, delays in obtaining or the inability to obtain necessary governmental permits, limitations on ownership and on repatriation of earnings, and foreign exchange controls and currency devaluations. Although Newmont is not currently experiencing any significant problems in foreign countries arising from such risks, there can be no assurance that such problems will not arise in the future. While political risk insurance has been obtained to cover portions of Newmont's investments in Peru, Indonesia and Uzbekistan against certain expropriation, war, civil unrest and political violence risks, such insurance is limited by its terms to the particular risks specified therein and is subject to certain exclusions. There can be no assurance that claims would be paid under such insurance in connection with a particular event in a foreign country. Foreign investments may also be adversely affected by laws and policies of the U.S. affecting foreign trade, investment and taxation. See also "Foreign Currency" discussion in Management's Discussion and Analysis in the 1998 Annual Report to Stockholders on page 11 therein which is incorporated herein by reference.

     In certain of the countries other than the U.S. where Newmont has operations or conducts exploration activities, the mineral rights are owned by the relevant governments. Such governments have entered into contracts with or granted concessions that enable Newmont to conduct operations or exploration activities on such lands. Notwithstanding such arrangements, Newmont's ability to conduct its operations or exploration activities on such lands is subject to changes in government policy over which Newmont has no control. If such a change were to occur that affected the right of Newmont to conduct operations or exploration activities, it could have a material adverse impact on Newmont.

  Speculative Nature of Gold Exploration and Uncertainty of Development Projects

     Gold exploration is highly speculative in nature, involves many risks and frequently is nonproductive. Success in increasing reserves is the result of a number of factors, including the quality of Newmont's management, its level of geological and technical expertise, the quality of land available for exploration and other factors. Once gold mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish proven and probable reserves through drilling to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that Newmont's exploration programs will be successful.

     With respect to development projects which have no operations history, estimates of proven and probable reserves and cash operating costs are, to a large extent, based upon the interpretation of geologic data obtained from drill holes and other sampling techniques, and feasibility studies which derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of the gold from the ore, comparable facility and equipment operating costs, anticipated climatic conditions and other factors. As a result, it is possible that actual cash operating costs and economic returns may differ significantly from those currently estimated. It is not unusual in new mining operations to experience unexpected problems during the start-up phase. Delays often can occur in the commencement of production.

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

     Newmont maintains insurance against risks that are typical in the operation of its business and in amounts that it believes to be reasonable. Such insurance, however, contains exclusions and limitations on coverage. There can be no assurance that such insurance will continue to be available, will be available at economically acceptable premiums or will be adequate to cover any resulting liability.

  Proposed Repeal of Percentage Depletion for Nonfuel Minerals Mined on Certain Federal Lands

     Newmont presently benefits from the percentage depletion allowance permitted under current U.S. tax law. Subject to limitations, taxpayers may claim deductions for the depletion of mineral resources. Such deductions may be based upon the taxpayer's tax cost of the mineral resources ("cost depletion") or upon a percentage of the gross revenues or net income from sales of the mineral resources ("percentage depletion"). There are proposals which would repeal the present percentage depletion provisions for nonfuel minerals, including gold, extracted from any land where title to the land or the right to extract minerals from such land was originally obtained pursuant to the provisions of the General Mining Law. The proposals are stated only in general terms and do not provide specific details as to their potential operation, including the lands that will ultimately be affected. It is uncertain whether the repeal of these provisions will ultimately be adopted. If adopted, however, such repeal could have an adverse effect on the results of operations of Newmont. The magnitude of such effect cannot be determined presently, but would be affected by several factors, including the specific landholdings of Newmont that are actually impacted, the level of future production from such landholdings and future gold prices.

ITEM 3. LEGAL PROCEEDINGS

     In December 1983, the State of Colorado filed a lawsuit in the U.S. District Court for the District of Colorado under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"), 42 U.S.C. 9601 et seq., seeking clean-up and damages for alleged injury to natural resources due to releases of hazardous substances into the environment. This case, State of Colorado v. ASARCO, Inc., et al. (Civil Action No. 83-C-2388), was consolidated with another action, United States of America v. Apache Energy & Minerals, et al. (Civil Action No. 86-C-1676), which was filed in August 1986. Both cases involve allegations of environmental impairment in the vicinity of Leadville, Colorado, including the area of the operations and property of the Res-ASARCO Joint Venture, the Yak Tunnel, and adjacent property, and seek remedial actions and damages from a number of defendants, including Newmont and Resurrection Mining Company ("Resurrection") which is a partner with ASARCO Incorporated in the Res-ASARCO Joint Venture. In August 1994, the Court entered a Partial Consent Decree between and among the U.S., Newmont, Resurrection and certain defendants. The Partial Consent Decree obligates Resurrection to pay for and perform the cleanup of sources of contamination in various areas, pursuant to the CERCLA administrative process. During 1995 and 1996, Resurrection implemented and completed remedial action at selected locations, and development of feasibility studies were sent to the EPA for approval in 1997. Remedial activities were conducted in 1998 and will continue in 1999. The precise nature of the final remedial activities is subject to EPA and State of Colorado review and selection and public comment. At this time, the precise remedy and cost have not been fixed. The proposed settlement also requires Resurrection to reimburse the EPA and the State of Colorado for their response costs. Further, Resurrection's cleanup and reimbursement obligations are subject to certain sharing percentages with at least one other defendant. The Partial Consent Decree does not resolve certain other potential liabilities, including liability for any natural resource damage and any groundwater or surface water contamination. See also Note 18 to the financial statements in the 1998 Annual Report to Stockholders on page 39 therein which is incorporated herein by reference.

     In December 1996, Santa Fe entered into a definitive merger agreement with Homestake Mining Company ("Homestake") and a subsidiary of Homestake, subsequent to discussions during November 1996 with both Homestake and the Corporation regarding potential business combinations. In January 1997, the Corporation announced a proposal for a business combination with Santa Fe. Santa Fe commenced discussions with the Corporation in January 1997 and in March 1997, the merger agreement between Homestake and Santa Fe was terminated and Santa Fe entered into a merger agreement with the Corporation. In December 1996, six Santa Fe stockholders filed class action complaints against Santa Fe and Santa Fe's Board of Directors (collectively, "Defendants"). The complaints alleged, among other things, that members of the Santa Fe Board of Directors breached their fiduciary responsibilities to Santa Fe's stockholders by failing to consider fully the Corporation's proposal to acquire Santa Fe and the Santa Fe Board of Directors approved the Homestake merger transaction to ensure that certain of the defendants would retain their positions. Subsequent to the consummation of the Santa Fe Merger, the plaintiffs dismissed the complaints but sought to have the Delaware Court of Chancery retain jurisdiction for the purpose of determining whether plaintiffs' counsel were entitled to an award of attorneys' fees. On November 30, 1998, plaintiffs voluntarily withdrew their complaints and the Court ordered the litigation dismissed without prejudice.

     For a description of the litigation involving Newmont's ownership interest in Minera Yanacocha, see Note 4 to the financial statements in the 1998 Annual Report to Stockholders at page 26 therein which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Corporation's executive officers as of March 4, 1999 were:

                 NAME                   AGE                   OFFICE
                 ----                   ---                   ------
Ronald C. Cambre......................  60    Chairman, President and Chief
                                              Executive Officer
Wayne W. Murdy........................  54    Executive Vice President and Chief
                                                Financial Officer
John A. S. Dow........................  53    Senior Vice President, Exploration
David H. Francisco....................  49    Senior Vice President, International
                                                Operations
Lawrence T. Kurlander.................  59    Senior Vice President and Chief
                                                Administrative Officer
W. James Mullin.......................  53    Senior Vice President, North American
                                                Operations
David A. Baker........................  44    Vice President, Government and
                                                Environmental Affairs
Patricia A. Flanagan..................  40    Vice President, Treasurer and
                                              Assistant Secretary
Bruce D. Hansen.......................  41    Vice President, Project Development
Joy E. Hansen.........................  53    Vice President and General Counsel
Donald G. Karras......................  45    Vice President, Taxes
Linda K. Wheeler......................  45    Vice President and Controller

     There are no family relationships by blood, marriage or adoption among any of the above executive officers of the Corporation. All executive officers are elected annually by the Board of Directors of the Corporation to serve for one year or until their respective successors are elected and qualify. There is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he or she was selected as an officer.

     Mr. Cambre was elected Chairman of the Corporation in November 1994 (effective January 1995), President in June 1994 and Chief Executive Officer in September 1993 (effective November 1993). He served as Vice Chairman of the Corporation from November 1993 through December 1994.

     Mr. Murdy was elected Executive Vice President of the Corporation in July 1996 and designated Chief Financial Officer effective in December 1992. He served as a Senior Vice President of the Corporation from December 1992 to July 1996.

     Mr. Dow was elected Senior Vice President, Exploration of the Corporation in July 1996. He served as Vice President, Exploration of the Corporation from April 1992 to July 1996.

     Mr. Francisco was elected Senior Vice President, International Operations of the Corporation in November 1998. He also has served as Senior Vice President, International Operations of NGC since May 1997. Previously, he served as Vice President, International Operations of NGC from July 1995 to May 1997. Prior thereto, he served as Executive Vice President and General Manager of P.T. Freeport Indonesia Co., a natural resources company, from August 1992 to May 1995.

     Mr. Kurlander was elected Senior Vice President and Chief Administrative Officer of the Corporation in May 1997. Previously, he served as Senior Vice President, Administration of the Corporation from March 1994 to May 1997. Prior thereto, he served as Senior Vice President, Public Affairs and Government Affairs, of Nabisco International Inc. of RJR Nabisco, Inc., a consumer products company since 1992.

     Mr. Mullin was elected Senior Vice President, North American Operations of the Corporation in November 1998. He also has served as Senior Vice President, North American Operations of NGC since 1997. Previously, he served as Vice President and Regional Director, Nevada Operations of NGC from May 1994 to May 1997, and prior thereto he served as Vice President and General Manager of NGC from December 1993 to May 1994.

     Mr. Baker was elected Vice President, Government and Environmental Affairs of the Corporation in November 1998. He also has served as Vice President, Environmental Affairs of NGC since 1991 and Vice President, Governmental Affairs of NGC since November 1998.

     Ms. Flanagan was elected a Vice President of the Corporation in March 1995 and was elected Treasurer in December 1992. She was appointed Assistant Secretary in June 1992.

     Mr. Hansen was elected Vice President, Project Development of the Corporation in November 1998. He also has served as Vice President, Project Development of NGC since May 1997. Previously, he served as Senior Vice President, Corporate Development of Santa Fe from April 1994 to May 1997 and prior thereto held various senior positions with Santa Fe since 1982.

     Ms. Hansen was elected Vice President and General Counsel of the Corporation in September 1996. She also has served as Vice President and General Counsel of NGC since July 1996. Previously, she served as Vice President and Associate General Counsel of NGC from March 1995 to July 1996 and prior to that she served as Associate General Counsel of NGC.

     Mr. Karras has served as Vice President, Taxes of the Corporation since November 1992.

     Ms. Wheeler was elected Vice President of the Corporation in November 1998 and Controller of the Corporation in May 1997. Previously, she served as Controller of Santa Fe from May 1994 to May 1997, and prior thereto held various management positions with Santa Fe.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Corporation's common stock is listed and principally traded on the New York Stock Exchange (under the symbol NEM) and is also listed on the Paris Bourse, the Brussels Stock Exchange, the Swiss Stock Exchange and the Lima Stock Exchange. The following table sets forth, for the periods indicated, the high and low sales prices per share of the Corporation's common stock as reported on the New York Stock Exchange Composite Tape.

                                                                  1998              1997
                                                             ---------------   ---------------
                                                              HIGH     LOW      HIGH     LOW
                                                             ------   ------   ------   ------
First quarter..............................................  $31.63   $23.75   $47.50   $38.25
Second quarter.............................................  $34.88   $21.75   $39.88   $33.50
Third quarter..............................................  $25.25   $13.25   $45.88   $35.25
Fourth quarter.............................................  $30.31   $16.25   $45.63   $26.56

     On March 4, 1999, there were approximately 26,064 stockholders of record of the Corporation's common stock. A dividend of $0.03 per share of common stock outstanding was declared in each quarter of 1998, or a total of $0.12 per share for such year. In 1997, a dividend of $0.12 per share of common stock outstanding was declared in the first three quarters and $0.03 per share in the fourth quarter, or a total of $0.39 per share for such year. The determination of the amount of future dividends, however, will be made by the Corporation's Board of Directors from time to time and will depend on the Corporation's future earnings, capital requirements, financial condition and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

                                               1998       1997       1996       1995       1994
                                             --------   --------   --------   --------   --------
                                                       (IN MILLIONS, EXCEPT PER SHARE)
FOR THE YEARS ENDED DECEMBER 31,
Sales......................................  $1,453.9   $1,572.8   $1,105.7   $  981.6   $  967.5
Income (loss) before cumulative effect of
  change in accounting principle...........  $ (360.5)  $   68.4   $   98.6   $  147.7   $  127.4
Net income (loss)(1).......................  $ (393.4)  $   68.4   $   98.6   $  147.7   $  127.4
Income (loss) per common share:
  Before cumulative effect of change in
     accounting principle..................  $  (2.27)  $   0.44   $   0.63   $   0.95   $   0.80
  Net income(1)............................  $  (2.47)  $   0.44   $   0.63   $   0.95   $   0.80
Dividends declared per common share(2).....  $   0.12   $   0.39   $   0.48   $   0.48   $   0.48
AT DECEMBER 31,
Total assets...............................  $3,186.8   $3,614.0   $3,282.1   $2,710.0   $2,429.0
Long-term debt, including current
  portion..................................  $1,248.7   $1,222.7   $1,059.1   $  808.5   $  683.6
Stockholders' equity.......................  $1,439.5   $1,591.1   $1,562.8   $1,267.3   $1,171.1

---------------

(1) Net loss in 1998 includes the cumulative effect of changing the accounting method for start-up costs of $32.9 million ($0.21 per share), net of tax.

(2) In the years 1994 through 1996, Newmont declared dividends of $0.48 per Newmont common share. Santa Fe declared dividends of $0.05 per Santa Fe common share in 1996 an 1995. Prior to 1995, Santa Fe paid dividends to another company as its then wholly-owned subsidiary.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis" in the 1998 Annual Report to Stockholders on pages 10 through 17 therein is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the caption "Market Conditions and Risks" in Management's Discussion and Analysis in the 1998 Annual Report to Stockholders on page 10 therein is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information set forth in the 1998 Annual Report of Stockholders on pages 17 through 42, 46 and 47 therein is incorporated herein by reference.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with Arthur Andersen LLP, the Corporation's independent public accountants, regarding any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Corporation's directors will be contained in the Corporation's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1999 annual meeting of stockholders and is incorporated herein by reference. Information concerning the Corporation's executive officers is set forth under Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning this item will be contained in the Corporation's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1999 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning this item will be contained in the Corporation's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1999 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

1. FINANCIAL STATEMENTS

     The financial statements, together with the report thereon of Arthur Andersen LLP dated January 27, 1999, included as Exhibit 13, are incorporated by reference in this Form 10-K Annual Report. The report of Price Waterhouse LLP dated February 1, 1997, except for the fifth paragraph of Note 1, which is as of March 10, 1997 is included herein as Exhibit 13(a).

                                                               PAGE
                                                               ----
Report of Independent Public Accountants....................    *
Statements of Consolidated Income...........................    *
Consolidated Balance Sheets.................................    *
Statements of Consolidated Changes in Stockholders'
  Equity....................................................    *
Statements of Consolidated Cash Flows.......................    *
Notes to Consolidated Financial Statements..................    *
Financial Statements of Nusa Tenggara Partnership,
  V.O.F. ...................................................   NT-1

---------------

* See Exhibit 13.

2. FINANCIAL STATEMENT SCHEDULES

     All schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

3. EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         3(a).           -- Restated Certificate of Incorporation dated as of July
                            13, 1987. Incorporated by reference to Exhibit 3 to
                            registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1987.
         3(b).           -- By-Laws as amended through November 1, 1993 and adopted
                            November 1, 1993. Incorporated by reference to Exhibit
                            3(b) to registrant's Annual Report on Form 10-K or the
                            year ended December 31, 1993.
         3(c).           -- Certificate of Designations, Preferences and Rights of
                            $5.50 Convertible Preferred Stock, $5 par value, dated
                            November 13, 1992. Incorporated by reference to Exhibit
                            (3)c to registrant's Annual Report on Form 10-K for the
                            year ended December 31, 1992.
         4(a).           -- Rights Agreement dated August 30, 1990 between registrant and Manufacturers Hanover Trust Company, as Rights Agent.
                            Incorporated by reference to Exhibit 1 to registrant's
                            Registration Statement on Form 8-A dated August 31, 1990.
         4(b)/4(c).      -- First Amendment dated November 27, 1990 and Second
                            Amendment dated December 7, 1990 to the aforementioned
                            Rights Agreement dated August 30, 1990. Incorporated by
                            reference to Exhibits 2 and 3, respectively, to
                            registrant's Form 8 dated December 7, 1990.
         4(d).           -- Third Amendment dated February 26, 1992 to the
                            aforementioned Rights Agreement dated August 30, 1990.
                            Incorporated by reference to Exhibit 4 to registrant's
                            Form 8 dated March 17, 1992.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         4(e).           -- Indenture dated March 23, 1992 between registrant and
                            Bank of Montreal Trust Company. Incorporated by reference
                            to Exhibit 4 to registrant's Quarterly Report on Form
                            10-Q for the quarter ended June 30, 1992.
         4(f).           -- In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of
                            long-term debt of the registrant are not being filed
                            herewith because the total of securities authorized under
                            each such instrument does not exceed 10% of the total
                            assets of registrant. Registrant hereby agrees to furnish
                            a copy of any such instrument to the Commission upon
                            request
         4(g).           -- Pass Through Trust Agreement dated as of July 15, 1994
                            between Newmont Gold Company and The First National Bank
                            of Chicago relating to the Pass Through Certificates,
                            Series 1994-A1. (The front cover of this Exhibit
                            indicates the material differences between such Exhibit
                            and the substantially similar (except for price-related
                            information) Pass-Through Agreement between Newmont Gold
                            Company and The First National Bank of Chicago relating
                            to the Pass-Through Certificates, Series 1994-A2.)
                            Incorporated by reference to Exhibit 4.1 to Newmont Gold
                            Company's Quarterly Report on form 10-Q for the quarter
                            ended September 30, 1994.
         4(h).           -- Lease dated as of September 30, 1994 between Newmont Gold
                            Company and Shawmut Bank Connecticut, National
                            Association relating to Trust No. 1 and a 75% undivided
                            interest in Newmont Gold Company's refractory gold ore
                            treatment facility. (The front cover of this Exhibit
                            indicates the material differences between such Exhibit
                            and the substantially similar (except for price-related
                            information) entered into on the same date relating to
                            the remaining 25% undivided interest in the facility.)
                            Incorporated by reference to Exhibit 4.2 to Newmont Gold
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended September 30, 1994.
         4(i).           -- Trust Indenture and Security Agreement dated as of July
                            15, 1994 between Shawmut Bank Connecticut, National
                            Association and The First National Bank of Chicago
                            relating to Trust No. 1 and a 75% undivided interest in
                            Newmont Gold Company's refractory gold ore treatment
                            facility. (The front cover of this Exhibit indicates the
                            material differences between such Exhibit and the
                            substantially similar (except for price-related
                            information) entered into on the same date relating to
                            the remaining 25% undivided interest in the facility.)
                            Incorporated by reference to Exhibit 4.3 to Newmont Gold
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended September 30, 1994.
        10(a).           -- 1982 Key Employees Stock Option Plan. Incorporated by
                            reference to Exhibit to registrant's Registration
                            Statement on Form S-8 (No. 33-10141)
        10(b).           -- 1987 Key Employees Stock Option Plan as amended as of
                            October 25, 1993. Incorporated by reference to Exhibit
                            10(e) to registrant's Annual Report on Form 10-K for year
                            ended December 31, 1993.
        10(c).           -- 1992 Key Employees Stock Plan as amended as of October
                            25, 1993. Incorporated by reference to Exhibit 10(p) to
                            registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1993.
        10(d).           -- 1996 Employees Stock Plan amended and restated effective as of March 17, 1999.
        10(e).           -- 1999 Employees Stock Plan
        10(f).           -- Agreement dated October 15, 1993, effective November 1,
                            1993, among registrant, Newmont Gold Company and Ronald
                            C. Cambre. Incorporated by reference to Exhibit 10 to
                            registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1993.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10(g).           -- Amendment No. 1, dated June 24, 1997, to Agreement dated
                            October 15, 1993, effective November 1, 1993 among
                            registrant, Newmont Gold Company and Ronald C. Cambre.
                            Incorporated by reference to Exhibit 10 to registrant's
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1997.
        10(h).           -- Letter Agreement dated December 15, 1993, between Newmont
                            Gold Company and registrant. Incorporated by reference to
                            Exhibit A to registrant's Proxy Statement dated February
                            16, 1994.
        10(i).           -- Tax Sharing Agreement dated as of January 1, 1994 between registrant and Newmont Gold Company. Incorporated by
                            reference to Exhibit 10(i) to registrant's Annual Report
                            on Form 10-K for the year ended December 31, 1994.
        10(j).           -- Letter Agreement dated May 6, 1993 between Newmont Gold
                            Company and Wayne W. Murdy. Incorporated by reference to
                            Exhibit 10 to Newmont Gold Company's Quarterly Report on
                            Form 10-Q for the quarter ended March 31, 1993.
        10(k).           -- Agreement dated September 8, 1998 (effective August 6,
                            1998) between Newmont Gold Company and Lawrence T.
                            Kurlander. Incorporated by reference to Exhibit 10 to
                            Newmont Gold Company's Quarterly Report on Form 10-Q for
                            the quarter ended September 30, 1998.
        10(l).           -- Newmont Gold Company Annual Incentive Compensation Plan
                            (amended and restated as of January 1, 1998).
        10(m).           -- Newmont Gold Company Intermediate Term Incentive
                            Compensation Plan (amended and restated as of January 1,
                            1998).
        10(n).           -- Executive Change of Control Severance Plan dated as of
                            February 1, 1999.
        10(o).           -- Directors' Stock Award Plan.
        10(p).           -- Certificate of Ownership and Merger merging NGC
                            Acquisition Co. into Newmont Gold Company dated as of
                            October 6, 1998.
        12.              -- Statement re Computation of Ratio of Earnings to Fixed
                            Charges.
        13.              -- Those portions of registrant's 1998 Annual Report to
                            Stockholders that are incorporated herein by reference.
        13(a).           -- Report of Price Waterhouse LLP.
        21.              -- Subsidiaries of registrant.
        23(a).           -- Consent of Arthur Andersen LLP.
        23(b).           -- Consent of PriceWaterhouseCoopers LLP.
        24.              -- Power of Attorney.
        27.              -- Financial Data Schedules.

(b) Reports on Form 8-K:

     None.

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

March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                          *                            Chairman, President and Chief
-----------------------------------------------------  Executive Officer and
                  Ronald C. Cambre                     Director

                          *                            Director
-----------------------------------------------------
                 James T. Curry, Jr.

                          *                            Director
-----------------------------------------------------
                 Joseph P. Flannery

                          *                            Director
-----------------------------------------------------
                  Thomas A. Holmes

                          *                            Director
-----------------------------------------------------
                  George B. Munroe

                          *                            Director                       March 31, 1999
-----------------------------------------------------
                 Robin A. Plumbridge

                          *                            Director
-----------------------------------------------------
                  Robert H. Quenon

                          *                            Director
-----------------------------------------------------
                  Moeen A. Qureshi

                          *                            Director
-----------------------------------------------------
                  Michael K. Reilly

                          *                            Director
-----------------------------------------------------
                   Jean Head Sisco

                          *                            Director
-----------------------------------------------------
                  James V. Taranik

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                          *                            Director
-----------------------------------------------------
              William I. M. Turner, Jr.

                          *                            Executive Vice President and
-----------------------------------------------------  Chief Financial Officer
                   Wayne W. Murdy                      (Principal Financial Officer)    March 31, 1999

                          *                            Vice President and Controller
-----------------------------------------------------  (Principal Accounting
                  Linda K. Wheeler                     Officer)

*By            /s/ TIMOTHY J. SCHMITT
    -------------------------------------------------
                Timothy J. Schmitt as
                  Attorney-in-fact

                        NUSA TENGGARA PARTNERSHIP V.O.F.
                (A GENERAL PARTNERSHIP IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF OPERATIONS
                 (Amounts in thousands of United States dollars)




                                                                                                             From
                                                                                                       January 1, 1997
                                                                       Years Ended December 31,            through
                                                                     ---------------------------         December 31,
                                                                       1998               1997               1998
                                                                     --------           --------       ---------------

Revenues
     Interest income                                                 $     93           $    540           $    633
                                                                     --------           --------           --------

Expenses
     Depreciation                                                        (120)               (95)              (215)
     Exploration                                                       (1,471)            (2,233)            (3,704)
     General and administrative                                          (194)              (765)              (959)
     Other                                                            (17,592)               (45)           (17,637)
                                                                     --------           --------           --------
          Total expenses                                              (19,377)            (3,138)           (22,515)
                                                                     --------           --------           --------

Net loss before cumulative effect of a change in accounting
      principle                                                       (19,284)            (2,598)           (21,882)

     Cumulative effect of a change in accounting principle            (50,126)              --              (50,126)
                                                                     --------           --------           --------

Net Loss                                                             $(69,410)          $ (2,598)          $(72,008)
                                                                     ========           ========           ========






   The accompanying notes are an integral part of these financial statements.

                        NUSA TENGGARA PARTNERSHIP V.O.F.
                (A GENERAL PARTNERSHIP IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEETS
                 (Amounts in thousands of United States dollars)




                                                                 At December 31,
                                                            -----------------------
                                                               1998          1997
                                                            ----------     --------
                       ASSETS
-------------------------------------------------------
Current Assets
     Cash and cash equivalents                              $    5,694     $ 15,682
     Accounts receivable from affiliates                           159          168
     Inventories                                                 8,181         --
     Other                                                       3,542          470
                                                            ----------     --------
          Current Assets                                        17,576       16,320
                                                            ----------     --------

Non-Current Assets
     Property, plant and mine development - net              1,430,260      664,397
     Loan receivable from P.T. Pukuafu Indah                    17,120        2,200
     Debt issuance costs                                        25,446       24,056
     Taxes receivable                                           61,572        7,494
     Deferred partnership organization costs                      --            984
     Other                                                         100          121
                                                            ----------     --------
          Non-Current Assets                                 1,534,498      699,252
                                                            ----------     --------

          Total Assets                                      $1,552,074     $715,572
                                                            ==========     ========


          LIABILITIES AND PARTNERS' EQUITY
-------------------------------------------------------
Current Liabilities
     Accounts payable and accrued expenses                  $  110,045     $105,294
     Accounts payable affiliates                                37,236       27,224
     Taxes payable                                               5,785        2,157
                                                            ----------     --------
         Current Liabilities                                   153,066      134,675

Long-term debt                                                 640,000         --
                                                            ----------     --------
          Total Liabilities                                    793,066      134,675
                                                            ----------     --------

Commitments and contingencies (Notes 2, 12, 13)                   --           --

Minority interest in P.T. Newmont Nusa Tenggara                 17,120        2,200
                                                            ----------     --------

Partners' Equity
     Capital account - Newmont Indonesia Limited               417,312      325,517
     Capital account - Nusa Tenggara Mining Corporation        324,576      253,180
                                                            ----------     --------
          Total Partners' Equity                               741,888      578,697
                                                            ----------     --------

          Total Liabilities and Partners' Equity            $1,552,074     $715,572
                                                            ==========     ========








   The accompanying notes are an integral part of these financial statements.

                        NUSA TENGGARA PARTNERSHIP V.O.F.
                (A GENERAL PARTNERSHIP IN THE DEVELOPMENT STAGE)
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                 (Amounts in thousands of United States dollars)




                                                                        NIL           NTMC
                                                                       56.25%        43.75%          Total
                                                                     ---------      ---------      ---------
Allocation of cumulative losses of PTNNT as of December 31, 1996
      as provided for in the partnership agreement                   $ (23,265)     $ (18,095)     $ (41,360)

Contributions on initial funding date (see Note 3):
      Cash contributions                                                  --          163,960        163,960
      Non-cash contributions - agreed value                            306,201           --          306,201

Deferred contributions related to initial funding:
      Cash contributions                                                  --           75,333         75,333
      Non-cash contributions - agreed value                              1,461           --            1,461

Cash contributions                                                      42,581         33,119         75,700

Net loss for the year                                                   (1,461)        (1,137)        (2,598)

                                                                     ---------      ---------      ---------
Balance at December 31, 1997                                           325,517        253,180        578,697

Cash contributions                                                     130,838        101,763        232,601

Net loss for the year                                                  (39,043)       (30,367)       (69,410)

                                                                     ---------      ---------      ---------
Balance at December 31, 1998                                         $ 417,312      $ 324,576      $ 741,888
                                                                     =========      =========      =========









   The accompanying notes are an integral part of these financial statements.

                        NUSA TENGGARA PARTNERSHIP V.O.F.
                (A GENERAL PARTNERSHIP IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
                 (Amounts in thousands of United States dollars)




                                                                                                                          From
                                                                                                                     January 1, 1997
                                                                                       Years Ended December 31,           through
                                                                                      --------------------------        December 31,
                                                                                        1998             1997              1998
                                                                                      ---------        ---------     ---------------
Operating Activities
    Net loss                                                                          $ (69,410)       $  (2,598)      $   (72,008)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                         120               95               215
       Cumulative effect of a change in an accounting principle                          50,126             --              50,126
       Decrease in net working capital related to operating activities                   (1,361)            --              (1,361)
                                                                                      ---------        ---------       -----------
    Net cash used in operating activities                                               (20,525)          (2,503)          (23,028)
                                                                                      ---------        ---------       -----------

Investing Activities
       Additions to property, plant and mine development                               (845,754)        (257,407)       (1,103,161)
       Loan to P.T. Pukuafu Indah                                                       (14,920)             --            (14,920)
                                                                                      ---------        ---------       -----------
    Net cash used in investing activities                                              (860,674)        (257,407)       (1,118,081)
                                                                                      ---------        ---------       -----------

Financing Activities
       Equity contributions from Newmont Indonesia Limited                              130,838           42,581           173,419
       Equity contributions from Nusa Tenggara Mining Corporation                       101,763          272,412           374,175
       Proceeds from short-term loan                                                        --            79,765            79,765
       Repayments of short-term loan                                                        --          (100,000)         (100,000)
       Proceeds from senior debt                                                        640,000               --           640,000
       Debt issuance costs                                                               (1,390)         (22,559)          (23,949)
                                                                                      ---------        ---------       -----------
    Net cash provided by financing activities                                           871,211          272,199         1,143,410
                                                                                      ---------        ---------       -----------


Net increase (decrease) in cash and cash equivalents                                     (9,988)          12,289             2,301
Cash and cash equivalents at beginning of period                                         15,682            3,393             3,393
                                                                                      ---------        ---------       -----------
Cash and cash equivalents at end of period                                            $   5,694        $  15,682       $     5,694
                                                                                      =========        =========       ===========






   The accompanying notes are an integral part of these financial statements.

                        NUSA TENGGARA PARTNERSHIP V.O.F.
                (A GENERAL PARTNERSHIP IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
1.  GENERAL

Nusa Tenggara Partnership ("NTP" or the "Partnership") is a general partnership organized under the laws of The Netherlands. NTP is 56.25%-owned by Newmont Indonesia Limited ("NIL"), an indirect subsidiary of Newmont Mining Corporation ("NMC"), both Delaware, U.S.A. corporations, and 43.75%-owned by Nusa Tenggara Mining Corporation ("NTMC"), a Japanese corporation owned by Sumitomo Corporation (74.3%), Sumitomo Metal Mining Co., Ltd. (14.3%), Mitsubishi Materials Corporation (7.1%) and Furukawa Co., Ltd. (4.3%).

NTP was formed to develop and mine the Batu Hijau copper/gold deposit located in Sumbawa, Nusa Tenggara Barat, Indonesia, through P.T. Newmont Nusa Tenggara ("PTNNT"). Batu Hijau contains proven and probable reserves of 10.6 billion pounds of copper and 11.8 million ounces of gold and is scheduled to commence operation in the fourth quarter of 1999, with a projected mine life in excess of 20 years. The estimated cost for the development of the open-pit mine, mill and infrastructure, including employee housing, a port, electrical generation facilities, interest during construction and working capital is expected to approximate US$1.9 billion.

NTP holds an 80% interest in PTNNT, an Indonesian corporation that holds the Contract of Work ("COW") issued by the Indonesian government, granting PTNNT sole rights to develop the Batu Hijau project. The remaining 20% interest in PTNNT is held by P.T. Pukuafu Indah ("PTPI"), an unrelated Indonesian company. PTPI's interest is a "carried interest" such that at the request of PTPI, NTP funds PTPI's capital contributions to PTNNT. Contributions made on behalf of PTPI will be recovered by NTP from 70% of PTPI's share of future dividends from PTNNT.

NTP was formed in July 1996, but partner funding did not occur until June 1997 and no material Partnership transactions occurred until after such date. Substantially all Partnership transactions relate to its 80% interest in PTNNT. Certain NTP and PTNNT actions and transactions, as described in the Partnership agreement, require unanimous approval of NTP partners.

Copper and gold mining requires the use of specialized facilities and technology. Future cash flow and profitability of NTP will significantly depend upon its ability to successfully complete the development and construction of such facilities and, upon commencement of production, will be significantly affected by market prices of copper and gold. Such commodity prices fluctuate widely and are affected by numerous factors beyond NTP's control.

Over the past two years, Indonesia has experienced significant devaluation of its currency, the Rupiah. This and other factors have also led to political and social problems in the country. NTP's cost and debt structure is primarily U.S. dollar-denominated. To the extent that there are fluctuations in the Rupiah, its devaluation is generally economically neutral or beneficial to NTP since local salaries and supply contracts will decrease against the U.S. dollar. Excluding certain tax receivables described in Note 2, NTP's activities have not been materially affected by the economic, social and political situation in Indonesia, since its project is in a remote location.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements

The financial statements have been prepared on the historical cost basis of accounting, except as described in Note 3, using generally accepted accounting principles of the United States ("U.S. GAAP").

Principles of Consolidation

The financial statements reflect the consolidated financial position and the results of operations of NTP and PTNNT. Because PTPI's interest in PTNNT is a "carried interest", PTNNT is consolidated on a 100% basis and PTPI's carried equity contribution is reflected as a minority interest. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Transactions and Balances

NTP maintains its accounting records in U.S. dollars ("USD" or "US$"). Transactions in other currencies are recorded in USD based on exchange rates prevailing at the time of such transactions. Monetary assets and liabilities denominated in other currencies are translated into USD at exchange rates prevailing at the balance sheet dates, and any resulting gains or losses are credited or charged to property, plant and mine development.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are primarily invested in money market accounts.

Inventories

Materials and supplies are stated at the lower of average cost or net realizable value.

Property, Plant and Mine Development

Expenditures for equipment and plant facilities are capitalized at historical cost. Depreciation of assets placed in service is computed on the straight-line method over estimated lives ranging from four to 10 years or the mine life.

The Partnership adopted AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") effective January 1, 1998. Under this accounting method, certain costs, such as organization, training and pre-feasibility expenses, incurred in the start-up phase of the project are expensed as incurred. (Notes 4 and 5).

The excess of the agreed value of the assets contributed to NTP when it was initially funded over the historical cost basis was recorded as deferred mineral rights (Note 3). Such costs will be amortized when production commences over the estimated mine life of the Batu Hijau mine.

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the subsequent costs incurred to develop such property, including costs to further delineate the orebody and remove overburden to initially expose the orebody for mining, are capitalized as mine development costs. Mine development costs are amortized using the unit-of-production method over the life of the orebody.

Interest costs related to developing mining properties and constructing new facilities are capitalized until operations commence.

Asset Impairment

The Partnership reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which an asset's carrying value exceeds its fair value. Fair value is generally determined using estimated future cash flow analysis. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows include estimates of recoverable ounces, metal prices (considering current and historical prices, price trends and related factors) and production, capital and reclamation costs. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and actual market conditions and/or the Partnership's performance could have a material effect on the Partnership's financial position and results of operations. As of December 31, 1998, NTP does not believe that impairment has occurred.

Debt Issuance Costs

Costs incurred to arrange the third party project financing facility, including financial advisory fees, legal fees, loan origination and commitment fees, accounting and tax advisory services, were capitalized as debt issuance costs. Such costs will be amortized over the life of the loan upon commencement of commercial production.

Taxes Receivable

Value added taxes ("VAT") are paid on PTNNT's purchases of goods and services. VAT paid during each year is legally refundable in the following year upon submission of a refund claim to the government of Indonesia. NTP reports its VAT receivable as a non-current asset because such taxes have not been received until one year after refund claim submissions.

VAT payments and refunds are measured in Rupiah and consequently, are subject to exchange rate fluctuations. VAT receivable balances are adjusted to reflect the Rupiah/USD exchange rate as of the balance sheet dates.

Mining Costs

Because of diverse grade and waste-to-ore ratios each year over the mine's life, mining costs incurred are capitalized and will be charged to operations on the basis of the average life-of-mine-grade and waste-to-ore ratios per equivalent unit of copper.

Reclamation and Remediation Costs

Estimated future reclamation and remediation costs are based principally on legal, regulatory and contractual requirements and will be accrued and charged to operating expense over the expected mine life using the units-of-production method.

Income Taxes

PTNNT accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of its liabilities and assets and the related income tax basis of such liabilities and assets. This method generates a net deferred income tax liability or net deferred income tax asset as of the end of the year, as measured by the statutory tax rates in effect as enacted. PTNNT is in the development stage and will not record benefits for its deferred tax assets until commencement of operations.

Such benefits, resulting from tax loss carryforwards, were approximately US$20 million and US$14 million at December 31, 1998 and 1997, respectively. Realization of these deferred tax assets is dependent on PTNNT's ability to generate sufficient income from its operations before expiration of the eight-year tax loss carryforward period. In addition, income taxes are measured in Rupiah; consequently, certain tax benefits may be subject to Rupiah/USD exchange rate fluctuations.

NTP is not subject to income taxes. The taxable income or loss of the Partnership, which may vary substantially from income or loss reported for financial reporting purposes, is passed through to NTP partners.

Commodity Instruments

In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133 is effective for all periods in fiscal years beginning after June 15, 1999 and requires recognition of derivative instruments, at fair value, on the balance sheet as either assets or liabilities. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met, upon which gains and losses will be recorded in either other comprehensive income or current earnings, depending on the nature of the instrument. To date the Partnership has not utilized derivatives and does not expect a material effect from adopting SFAS No.
133, planned for January 2000.

Comprehensive Income

In the first quarter of 1998, the Partnership adopted SFAS No 130 "Reporting Comprehensive Income" that established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Partnership has no material comprehensive income items.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the 1998 presentation.

3.  INITIAL FUNDING OF THE PARTNERSHIP

The Partnership agreement, executed on July 2, 1996, provided for initial contributions from its partners. The date of such contributions (referred to as the "Initial Funding Date") was June 10, 1997. NIL contributed its 80% interest in PTNNT in exchange for a 56.25% interest in NTP. NIL also contributed rights to its shareholder loan receivable of US$77.2 million and a PTPI loan receivable of US$2.2 million. The agreed upon value of NIL's initial contributions was US$306.2 million. NTMC contributed approximately US$164 million and subsequent deferred cash contributions, as defined in the agreement, in exchange for a 43.75% interest in NTP.

PTNNT's losses up to the Initial Funding Date of US$41.4 million were allocated to the capital accounts of NIL and NTMC in proportion to their respective Partnership interests.

Assets contributed to NTP on the Initial Funding Date were recorded at historical cost with the excess of the agreed value of NIL's contributions over such historical cost, US$219.5 million, recorded as deferred mineral rights.

4.  PROPERTY, PLANT AND MINE DEVELOPMENT

Property, plant and mine development consisted of the following (in thousands of US$):

                                                     At December 31,
                                                   1998            1997
                                               -----------      ---------

Deferred mineral rights                        $   219,509      $ 219,509
Machinery and equipment                             22,715            858
Mine development                                   140,006         80,616
Capitalized interest                                27,116            180
Construction-in-progress                         1,024,245        363,807
                                               -----------      ---------
                                                 1,433,591        664,970
Accumulated depreciation                            (3,331)          (573)
                                               -----------      ---------
Property, plant and mine development - net     $ 1,430,260      $ 664,397
                                               ===========      =========


Construction-in-progress primarily consisted of engineering, design and construction-related costs for development of the Batu Hijau copper/gold project. As described in Note 2, the Partnership adopted "SOP 98-5" effective January 1, 1998. This change resulted in expensing certain start-up costs that totaled US$17.6 million in 1998 (included in other expense). Previously capitalized start-up costs (incurred prior to January 1, 1998) of US$50.1 million were expensed as the cumulative effect of the accounting change.

5.  DEFERRED PARTNERSHIP ORGANIZATION COSTS

As of December 31, 1997, NTP had incurred costs totaling US$984 thousand related to organizing the partnership. Such costs were primarily for legal and accounting services. In 1998, these costs were expensed as start-up costs and included in the cumulative effect of the accounting change.

6.  ACCOUNTS PAYABLE AFFILIATES

Accounts payable to affiliates consisted of the following (in thousands of US$) which are described in Note 12.

                                                              At December 31,
                                                             1998        1997
                                                           -------     -------
Technology and Know-How Agreement royalties - NNHI         $18,339     $ 5,416
Technology and Know-How Agreement royalties - Sumitomo      14,264       4,213
Consulting Services Agreement - NISL                         1,254      12,525
Consulting Service Agreement - NTMC                           --           498
Payroll Agency Agreements - NIIL and NGELP                   2,937       2,991
NGC                                                              6        --
NIL                                                           --         1,220
Other                                                          436         361
                                                           -------     -------
Total                                                      $37,236     $27,224
                                                           =======     =======


7.  MINORITY INTEREST IN PTNNT

As described in Note 1, PTPI owns a 20% carried interest in PTNNT, whose paid-in capital and deposits for future stock subscriptions totaled US$85.6 million and US$11.0 million at December 31, 1998 and 1997, respectively. PTPI's share of such capital, reflected on the balance sheet as Minority interest in PTNNT, was funded with loans from NIL and NTMC, through NTP, and totaled US$17.1 million and US$2.2 million at December 31, 1998 and 1997, respectively. These loans are subject to interest at the six-month Singapore Interbank Offering Rate ("SIBOR") plus two percent. PTPI agreed to assign 70% of its rights to dividends from PTNNT to repay such loans, including interest, pursuant to an Acknowledgment of Indebtedness and Assignment of Dividends agreement with NIL. Interest accrued under these loans will not be recorded by NTP until commencement of operations and recoverability of such interest is determined.

On February 25, 1998, PTNNT's shareholders amended its articles of association to increase its authorized capital by US$172.3 million to US$177.3 million. Pursuant to Indonesian law, 25% of such capital, or US$44.3 million, had to be paid by the shareholders before the revised articles of association can be registered with the Ministry of Mines and Energy and the Ministry of Justice. Payment occurred on April 13, 1998.

8.  TAXES PAYABLE

Taxes payable consisted of the following (in thousands of US$):

                                                                   At December 31,
                                                                   1998       1997
                                                                  ------     ------
Income taxes - withholding taxes from employees and suppliers     $1,202     $  656
Value added tax                                                    4,583      1,501
                                                                  ------     ------
Total                                                             $5,785     $2,157
                                                                  ======     ======


9.  LOAN AGREEMENTS

SHAREHOLDER LOAN AGREEMENT

PTNNT entered into a shareholder loan agreement with NIL on April 20, 1993, wherein PTNNT borrowed funds from NIL to finance its COW activities. The loan, initially for a maximum of US$50 million and subsequently amended to increase the maximum borrowing to US$150 million, was contributed by NIL to the Partnership as part of NIL's initial funding. The loan agreement was amended in November 1997, to subordinate PTNNT's liabilities under this loan to those under the project financing facility discussed below, and in early 1999, to reduce the maximum loan amount to US$77.5 million. The outstanding loan balance at December 1998 was US$77.2 million.

Interest does not accrue on the loan until PTNNT commences commercial mining operations, as defined by the loan agreement. Interest then accrues at the 180-day SIBOR rate of interest plus three percent. The loan and accrued interest becomes payable on demand by the Partnership after commencement of operations.

PARTNERSHIP LOAN AGREEMENT

NTP entered into a Partnership loan agreement with PTNNT on June 10, 1997 (the "Initial Funding Date"), that was amended on October 15, 1997 to subordinate PTNNT's liabilities under this loan to those under the project financing facility discussed below.

This agreement provided for borrowings up to US$500 million for the Batu Hijau project (referred to as "Sponsor Funding"). Such borrowings were payable on demand and bore interest generally at the 180-day SIBOR interest rate plus three percent. Any interest that was not paid on designated dates was assessed interest at the 180-day SIBOR interest rate plus 4%. The weighted average interest rates on the Sponsor funding during 1998 and 1997 were 8.9% and 8.9%, respectively, and the interest rate at December 31, 1997 was 8.9%. Sponsor funding interest and principal payments are Restricted Payments under the provisions of the project financing facility and no payments can be made prior to project completion. At December 31, 1997, outstanding Sponsor Funding principal was US$314.9 million and the related accrued interest was US$9.7 million

The Sponsor Funding was refinanced on July 27, 1998 and replaced with a Subordinated Loan Agreement. The principle terms and conditions of the Subordinated Loan Agreement are consistent with the previous agreement and the outstanding principal and interest under the previous agreement were repaid to NTP with borrowings from the Subordinated Loan Agreement. The weighted average interest rate on the replacement loan during 1998 was 8.7% and the interest rate at December 31, 1998 was 8.1%. At December 31, 1998, outstanding Sponsor Funding principal was US$500.0 million and the related accrued interest was US$17.6 million. Transactions related to Sponsor Funding have been eliminated in the consolidated financial statements.

10.  PROJECT FINANCING FACILITY

On July 30, 1997, PTNNT entered into a US$1.0 billion project financing facility for the Batu Hijau project. The facility includes commitments from three export-credit agencies with participation by various commercial banks. The facility is guaranteed by an NMC subsidiary and Sumitomo Corporation ("Sumitomo"), 56.25% and 43.75%, respectively, until certain project completion tests are met at which time the facility becomes non-recourse to the NMC subsidiary and Sumitomo.

As of December 31, 1998, US$640 million was outstanding under this facility. The fair value cannot practicably be determined due to the lack of available market information for this type of debt.

The facility will be repaid in semi-annual installments over a 13-year period beginning with earlier of six months after project completion or June 15, 2001. Accordingly, unless project completion tests are satisfied more than six months before June 15, 2001, no repayments will occur in 1999 and 2000, and US$86.7 million will occur in each of 2001, 2002 and 2003. The facility bears interest at blended fixed and floating rates. Based on interest rates at December 31, 1998, the weighted-average interest rates would be approximately 6.6% and 7.1% pre-completion and post-completion, respectively. The weighted average interest rate on the facility during 1998 was 6.2% and the interest rate on December 31, 1998 was 5.5%.

The facility includes a number of covenants, conditions, warranties and representations that include:

a. Concentrate Sales Agreements - During each year after completion, PTNNT shall sell not less than 455,000 tonnes of annual copper concentrate production for export to non-Indonesian buyers for U. S. Dollars, and shall commit not less than 480,000 tonnes under long-term sales agreements.

b. Limitation on Indebtedness - PTNNT shall not incur any indebtedness, other than the US$1.0 billion project financing, except for "Permitted Indebtedness", which includes subordinated debt from NTP, unsecured working capital debt with a maturity not in excess of one year and not exceeding US$35 million, and other indebtedness with aggregate principal not to exceed US$5 million at any time.

c. Senior Loans/Sponsor Funding Ratio - The ratio of outstanding funds under the project financing facility to the aggregate Sponsor Funding shall not exceed 55 to 45.

d. Restricted Payments - Prior to the later of operational completion or the first scheduled principal repayment date under the project financing facility, PTNNT is prohibited from making Restricted Payments. Restricted Payments include dividends or return of capital and payment of principal or interest on subordinated loans to NTP, its partners or their affiliates. Subsequent to such restricted period, PTNNT can make Restricted Payments provided certain conditions and financial ratios are met.

11.  SUPPLEMENTAL CASH FLOW INFORMATION

Excluded from the statements of consolidated cash flow was the effect of a non-cash transaction wherein PTNNT purchased US$6.8 million in inventory, but deferred payment until the inventory is used. Prior to January 1, 1997, PTNNT incurred approximately US$20 million of short-term debt, pending Initial Funding, which was primarily used for plant, property and mine development. This debt, which totaled US$100 million on the Initial Funding Date, was repaid on the Initial

Funding Date and such repayment was reflected in the consolidated financial statements. All interest incurred during 1998 and 1997 was capitalized.

12.  OTHER SIGNIFICANT AGREEMENTS

Technology and Know-How Agreements

On July 2, 1996, PTNNT entered into a Technology and Know-How Agreement with Newmont Nevada Holdings Incorporated ("NNHI"), an indirect subsidiary of NMC, whereby NNHI agreed to provide proprietary information, technology, know-how and related intellectual property rights. Under the terms of this agreement, PTNNT pays NNHI a royalty of 1.6875% of the preceding month's aggregate capital expenditures determined in accordance with U.S. GAAP, and US$3.9375 per equivalent ounce of gold produced by PTNNT in such month upon commencement of production.

A similar Technology and Know-How Agreement was executed with Sumitomo on the same date, providing a royalty of 1.3125% of aggregate capital expenditures and US$3.0625 per equivalent ounce of gold produced.

Obligations under these agreements totaled US$25.5 million and US$9.9 million during 1998 and 1997, respectively. The associated liabilities at December 31, 1998 and 1997 were US$32.6 million and US$9.6 million, respectively and were included in Accounts payable affiliates (Note 6).

Consulting Services Agreements

In July 1996, PTNNT entered into a Consulting Services Agreement with Newmont International Services Limited ("NISL"), an indirect subsidiary of NMC, whereby NISL agreed to provide certain support, advisory and consulting services related to general project engineering, control and development; procurement advice and implementation; contract negotiation support; general construction advice and support; operations management support; tax and legal planning; general and administrative services; and management and business support services. NISL provides these services primarily outside of Indonesia. Under the terms of this agreement, PTNNT reimburses NISL for its actual payroll costs, including related employee benefits, incurred to provide these services, other out-of-pocket costs, and an administrative fee. Charges totaled US$4.6 million in 1998 and US$14.5 million in 1997 and Accounts payable affiliates included US$1.3 million and US$12.5 million at December 31, 1998 and 1997, respectively (Note 6).

PTNNT has a similar Consulting Services Agreement with NTMC. Pursuant to this agreement, charges totaled to US$1.2 million in 1998 and US$1.4 million in 1997 and Accounts payable affiliates included US$0.5 million at December 31, 1997 (Note 6).

Payroll Agency Agreements

PTNNT has entered into Payroll Agency Agreements with Newmont Indonesia Investment Limited ("NIIL") and Newmont Global Employment Limited Partnership ("NGELP"), indirect subsidiaries of NMC, whereby NIIL and NGELP agreed to act as agents of PTNNT for personnel, payroll and benefits management of non-Indonesian employees assigned to work for PTNNT in Indonesia. NIIL manages expatriates from the U.S. and NGELP manages expatriates from countries other than the U.S.

Under the terms of these agreements, PTNNT reimburses these agents for salaries, related employee benefits and other reasonable expenses and pays a fee of US$20 for each salary payment. Agency payments totaled US$9.0 million in 1998 and US$3.3 million in 1997 and Accounts payable affiliates included US$2.9 million and US$3.0 million at December 31, 1998 and 1997, respectively (Note 6).

Batu Hijau Project Engineering and Construction Agreements

PTNNT has entered into an On-Shore Agreement with P.T. Fluor Daniel Indonesia ("FDI") whereby FDI agreed to construct PTNNT's processing facilities and related infrastructure, and to provide project management, procurement, engineering and construction management. Such services are performed in Indonesia and related payments are made in USD on a cost reimbursable basis. During 1998 and 1997, US$437 million and US$121 million, respectively, were charged to construction-in-progress for such services and Accounts payable and accrued expenses included US$72 million and US$6.2 million at December 31, 1998 and 1997, respectively.

PTNNT has entered into an Off-Shore Agreement with Fluor Daniel Engineers and Constructors, Ltd. ("FDEC") whereby FDEC agreed to perform engineering design and equipment procurement for PTNNT's processing facilities and related infrastructure, and to provide project management, procurement, engineering and construction management. Such services are performed outside Indonesia and related payments are made in USD on a cost reimbursable basis with an additional discretionary fee payable as determined by the Partnership. During 1998 and 1997, US$609 million and US$174 million, respectively, were charged to construction-in-progress for such services and Accounts payable and accrued expenses included US$37 million and US$41.8 million at December 31, 1998 and 1997, respectively.

13.  COMMITMENTS AND CONTINGENCIES

NTP's exploration, development and mining activities are subject to various Indonesian laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. NTP conducts its operations so as to protect the public health and environment and believes its activities are in compliance with all applicable laws and regulations. NTP has incurred, and in the future expects to incur, expenditures to comply with such laws and regulations, however, NTP cannot predict the amount of such future expenditures.

PTNNT has made significant commitments related to the construction and development of its Batu Hijau copper/gold project. Such commitments are principally for engineering and construction-related services.

NTP is from time to time involved in various legal proceedings of a character normally incident to its business. It does not believe that adverse decisions in any pending or threatened proceeding or that any amounts it may be required to pay by reason thereof will have a material adverse effect on its financial condition or results of operations.

                                   Appendix I


     The following is a narrative description of the map in image form which has been included in the paper version of the Form 10-K but has been excluded from the EDGAR version of the Form 10-K.

     Map of Nevada Operating Properties and Principal Area of Land Holdings -- Page 5 of Form 10-K.

          On Page 5 of the Form 10-K, the registrant has included a map of Nevada with an enlargement of the geographical location of its operations on the Carlin Trend, Lone Tree Complex, Twin Creeks Mine and Rosebud Mine discussed on Pages 2 through 4 of the Form 10-K. The map also includes the registrant's principal area of land holdings in the gray shaded areas.

                                 EXHIBIT INDEX

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
      3(a).                -- Restated Certificate of Incorporation dated as of July
                              13, 1987. Incorporated by reference to Exhibit 3 to
                              registrant's Annual Report on Form 10-K for the year
                              ended December 31, 1987.
      3(b).                -- By-Laws as amended through November 1, 1993 and adopted
                              November 1, 1993. Incorporated by reference to Exhibit
                              3(b) to registrant's Annual Report on Form 10-K or the
                              year ended December 31, 1993.
      3(c).                -- Certificate of Designations, Preferences and Rights of
                              $5.50 Convertible Preferred Stock, $5 par value, dated
                              November 13, 1992. Incorporated by reference to Exhibit
                              (3)c to registrant's Annual Report on Form 10-K for the
                              year ended December 31, 1992.
      4(a).                -- Rights Agreement dated August 30, 1990 between registrant and Manufacturers Hanover Trust Company, as Rights Agent.
                              Incorporated by reference to Exhibit 1 to registrant's
                              Registration Statement on Form 8-A dated August 31, 1990.
      4(b)/4(c).           -- First Amendment dated November 27, 1990 and Second
                              Amendment dated December 7, 1990 to the aforementioned
                              Rights Agreement dated August 30, 1990. Incorporated by
                              reference to Exhibits 2 and 3, respectively, to
                              registrant's Form 8 dated December 7, 1990.
      4(d).                -- Third Amendment dated February 26, 1992 to the
                              aforementioned Rights Agreement dated August 30, 1990.
                              Incorporated by reference to Exhibit 4 to registrant's
                              Form 8 dated March 17, 1992.
      4(e).                -- Indenture dated March 23, 1992 between registrant and
                              Bank of Montreal Trust Company. Incorporated by reference
                              to Exhibit 4 to registrant's Quarterly Report on Form
                              10-Q for the quarter ended June 30, 1992.
      4(f).                -- In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of
                              long-term debt of the registrant are not being filed
                              herewith because the total of securities authorized under
                              each such instrument does not exceed 10% of the total
                              assets of registrant. Registrant hereby agrees to furnish
                              a copy of any such instrument to the Commission upon
                              request.
      4(g).                -- Pass Through Trust Agreement dated as of July 15, 1994
                              between Newmont Gold Company and The First National Bank
                              of Chicago relating to the Pass Through Certificates,
                              Series 1994-A1. (The front cover of this Exhibit
                              indicates the material differences between such Exhibit
                              and the substantially similar (except for price-related
                              information) Pass-Through Agreement between Newmont Gold
                              Company and The First National Bank of Chicago relating
                              to the Pass-Through Certificates, Series 1994-A2.)
                              Incorporated by reference to Exhibit 4.1 to Newmont Gold
                              Company's Quarterly Report on form 10-Q for the quarter
                              ended September 30, 1994.

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
      4(h).                -- Lease dated as of September 30, 1994 between Newmont Gold
                              Company and Shawmut Bank Connecticut, National
                              Association relating to Trust No. 1 and a 75% undivided
                              interest in Newmont Gold Company's refractory gold ore
                              treatment facility. (The front cover of this Exhibit
                              indicates the material differences between such Exhibit
                              and the substantially similar (except for price-related
                              information) entered into on the same date relating to
                              the remaining 25% undivided interest in the facility.)
                              Incorporated by reference to Exhibit 4.2 to Newmont Gold
                              Company's Quarterly Report on Form 10-Q for the quarter
                              ended September 30, 1994.
      4(i).                -- Trust Indenture and Security Agreement dated as of July
                              15, 1994 between Shawmut Bank Connecticut, National
                              Association and The First National Bank of Chicago
                              relating to Trust No. 1 and a 75% undivided interest in
                              Newmont Gold Company's refractory gold ore treatment
                              facility. (The front cover of this Exhibit indicates the
                              material differences between such Exhibit and the
                              substantially similar (except for price-related
                              information) entered into on the same date relating to
                              the remaining 25% undivided interest in the facility.)
                              Incorporated by reference to Exhibit 4.3 to Newmont Gold
                              Company's Quarterly Report on Form 10-Q for the quarter
                              ended September 30, 1994.
     10(a).                -- 1982 Key Employees Stock Option Plan. Incorporated by
                              reference to Exhibit to registrant's Registration
                              Statement on Form S-8 (No. 33-10141).
     10(b).                -- 1987 Key Employees Stock Option Plan as amended as of
                              October 25, 1993. Incorporated by reference to Exhibit
                              10(e) to registrant's Annual Report on Form 10-K for year
                              ended December 31, 1993.
     10(c).                -- 1992 Key Employees Stock Plan as amended as of October
                              25, 1993. Incorporated by reference to Exhibit 10(p) to
                              registrant's Annual Report on Form 10-K for the year
                              ended December 31, 1993.
     10(d).                -- 1996 Employees Stock Plan amended and restated effective as of March 17, 1999.
     10(e).                -- 1999 Employees Stock Plan.
     10(f).                -- Agreement dated October 15, 1993, effective November 1,
                              1993, among registrant, Newmont Gold Company and Ronald
                              C. Cambre. Incorporated by reference to Exhibit 10 to
                              registrant's Quarterly Report on Form 10-Q for the
                              quarter ended September 30, 1993.
     10(g).                -- Amendment No. 1, dated June 24, 1997, to Agreement dated
                              October 15, 1993, effective November 1, 1993 among
                              registrant, Newmont Gold Company and Ronald C. Cambre.
                              Incorporated by reference to Exhibit 10 to registrant's
                              Quarterly Report on Form 10-Q for the quarter ended June
                              30, 1997.
     10(h).                -- Letter Agreement dated December 15, 1993, between Newmont
                              Gold Company and registrant. Incorporated by reference to
                              Exhibit A to registrant's Proxy Statement dated February
                              16, 1994.
     10(i).                -- Tax Sharing Agreement dated as of January 1, 1994 between registrant and Newmont Gold Company. Incorporated by
                              reference to Exhibit 10(i) to registrant's Annual Report
                              on Form 10-K for the year ended December 31, 1994.
     10(j).                -- Letter Agreement dated May 6, 1993 between Newmont Gold
                              Company and Wayne W. Murdy. Incorporated by reference to
                              Exhibit 10 to Newmont Gold Company's Quarterly Report on
                              Form 10-Q for the quarter ended March 31, 1993.

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
     10(k).                -- Agreement dated September 8, 1998 (effective August 6,
                              1998) between Newmont Gold Company and Lawrence T.
                              Kurlander. Incorporated by reference to Exhibit 10 to
                              Newmont Gold Company's Quarterly report on Form 10-Q for
                              the quarter ended September 30, 1998.
     10(l)                 -- Newmont Gold Company Annual Incentive Compensation Plan
                              (amended and restated as of January 1, 1998).
     10(m).                -- Newmont Gold Company Intermediate Term Incentive
                              Compensation Plan (amended and restated as of January 1,
                              1998).
     10(n).                -- Executive Change of Control Severance Plan dated as of
                              February 1, 1999.
     10(o).                -- Directors' Stock Award Plan.
     10(p).                -- Certificate of Ownership and Merger merging NGC
                              Acquisition Co. into Newmont Gold Company dated as of
                              October 6, 1998.
     12.                   -- Statement re Computation of Ratio of Earnings to Fixed
                              Charges.
     13.                   -- Those portions of registrant's 1998 Annual Report to
                              Stockholders that are incorporated herein by reference.
     13(a).                -- Report of Price Waterhouse LLP.
     21.                   -- Subsidiaries of registrant.
     23(a).                -- Consent of Arthur Andersen LLP.
     23(b).                -- Consent of PriceWaterhouseCoopers LLP.
     24.                   -- Power of Attorney.
     27.                   -- Financial Data Schedules.