Form 10-Q
period 1999-03-31
NEWMONT MINING CORP
filed 1999-05-14
CIK 71824

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

There were 167,416,406 shares of common stock outstanding on May 10, 1999.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                      Statements of Consolidated Operations
                        (In thousands, except per share)
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                        ----------------------
                                                                          1999         1998
                                                                        ---------    ---------
Sales and other income
  Sales                                                                 $ 327,141    $ 378,067
  Dividends, interest and other                                             3,051       11,434
                                                                        ---------    ---------
                                                                          330,192      389,501
                                                                        ---------    ---------
Costs and expenses
  Costs applicable to sales                                               196,358      209,807
  Depreciation, depletion and amortization                                 58,782       72,099
  Exploration and research                                                 11,472       16,130
  General and administrative                                               12,619       14,472
  Interest, net of capitalized interest of $4,230
    and $2,876, respectively                                               18,373       21,000
  Other                                                                     1,763        2,887
                                                                        ---------    ---------
                                                                          299,367      336,395
                                                                        ---------    ---------

Pre-tax income before minority interest, equity loss and
  cumulative effect of a change in accounting principle                    30,825       53,106

Income tax expense                                                         (5,621)      (7,444)
Minority interest in income of Minera Yanacocha                           (12,167)     (12,227)
Minority interest in income of Newmont Gold Company                            --       (2,028)
Equity loss of affiliate                                                   (3,093)      (1,133)
                                                                        ---------    ---------
Net income before cumulative effect of change in accounting principle   $   9,944    $  30,274

Cumulative effect of a change in accounting principle, net
                                                                               --      (32,924)
                                                                        ---------    ---------

Net income (loss)                                                       $   9,944    $  (2,650)
                                                                        =========    =========

Other comprehensive income, net of tax
   Unrealized holding gain on investment securities
                                                                            5,564           --
                                                                        ---------    ---------

Comprehensive income (loss)
                                                                        $  15,508    $  (2,650)
                                                                        =========    =========

Net income (loss) before cumulative effect of a change in accounting
  principle per common share, basic and diluted                         $    0.06    $    0.19
                                                                        =========    =========

Net income (loss) per common share, basic and diluted                   $    0.06    ($   0.02)
                                                                        =========    =========

Basic weighted average shares outstanding                                 167,297      156,480
Diluted weighted average shares outstanding                               167,303      156,480
Cash dividends declared per Newmont Mining Corporation common share     $    0.03    $    0.03
                                                                        =========    =========


                 See Notes to Consolidated Financial Statements

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)


                                                          March 31,      December 31,
                                                            1999            1998
                                                         -----------     ------------
Assets
  Cash and cash equivalents                                  $72,046     $     79,086
  Short-term investments                                      12,043           11,802
  Accounts receivable                                         53,250           52,066
  Inventories                                                280,331          280,371
  Other current assets                                        90,452           89,755
                                                         -----------     ------------
       Current assets                                        508,122          513,080

Property, plant and mine development, net                  2,030,576        2,048,707
Investment in Batu Hijau                                     308,431          277,221
Long-term inventory                                          150,889          159,674
Other long-term assets                                       210,562          188,072
                                                         -----------     ------------
       Total assets                                      $ 3,208,580     $  3,186,754
                                                         ===========     ============

Liabilities
  Current portion of long-term debt                      $    35,649     $     47,575
  Accounts payable                                            28,568           37,943
  Other accrued liabilities                                  101,259          126,825
                                                         -----------     ------------
       Current liabilities                                   165,476          212,343
  Long-term debt                                           1,232,772        1,201,131
  Reclamation and remediation liabilities                     97,153           94,840
  Other long-term liabilities                                155,197          146,099
                                                         -----------     ------------
       Total liabilities                                   1,650,598        1,654,413
                                                         -----------     ------------

Minority interest in Minera Yanacocha                        104,974           92,808
                                                         -----------     ------------
Contingencies (Notes 4 and 8)

Stockholders' equity
  Common stock                                               267,814          267,544
  Additional paid-in capital                               1,063,519        1,060,803
  Retained earnings                                          121,675          111,186
                                                         -----------     ------------
       Total stockholders' equity                          1,453,008        1,439,533
                                                         -----------     ------------
       Total liabilities and stockholders' equity        $ 3,208,580     $  3,186,754
                                                         ===========     ============


                 See Notes to Consolidated Financial Statements

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                      Statements of Consolidated Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                             ----------------------
                                                                1999         1998
                                                             ---------    ---------
Operating activities:
  Net income (loss)                                              9,944    $  (2,650)
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation, depletion and amortization                  58,782       72,099
      Amortization of capitalized mining costs                   2,752       12,099
      Undistributed earnings of affiliates                       3,093        6,838
      Deferred taxes                                            (7,232)      (9,741)
      Minority interest, net of dividends                       12,166        1,765
      Cumulative effect of change in accounting principle           --       32,924
      Other                                                        633         (414)
      Increase (decrease) in operating assets:
        Accounts receivable                                      1,373        9,494
        Inventories                                              8,824          464
        Other assets                                            (4,925)      (2,971)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                  (33,817)     (68,008)
        Other liabilities                                        3,670        2,889
                                                             ---------    ---------
Net cash provided by operating activities                       55,263       54,788
                                                             ---------    ---------

Investing activities:
    Additions to property, plant and mine development          (37,031)     (56,032)
    Advances to joint venture and affiliates                   (39,747)     (44,284)
    Other                                                           71        3,800
                                                             ---------    ---------
Net cash used in investing activities                          (76,707)     (96,516)
                                                             ---------    ---------

Financing activities:
    Repayments of long-term borrowings                         (24,287)     (35,923)
    Proceeds from long-term borrowings                          44,000           --
    Dividends paid on common stock                              (5,020)      (4,695)
    Other                                                         (289)         596
                                                             ---------    ---------
Net cash provided by (used in) financing activities             14,404      (40,022)
                                                             ---------    ---------

Net decrease in cash and cash equivalents                       (7,040)     (81,750)
Cash and cash equivalents at beginning of period                79,086      146,232
                                                             ---------    ---------
Cash and cash equivalents at end of period                   $  72,046    $  64,482
                                                             =========    =========

Supplemental information:
  Interest paid, net of amounts capitalized of $4,230 and
    $2,876, respectively                                     $  22,997    $  21,555
  Income taxes paid                                          $  14,897    $   1,450


                 See Notes to Consolidated Financial Statements

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)      Basis of Preparation of Financial Statements

         These unaudited interim consolidated financial statements of Newmont Mining Corporation ("NMC") and its subsidiaries (collectively, the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading.

         In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements of the Company included in its 1998 Annual Report on Form 10-K.

         Prior to October 7, 1998, NMC owned approximately 93.75% of Newmont Gold Company's ("NGC") common stock, through which all of NMC's operations are conducted. On October 7, 1998, NMC acquired the remaining 6.25% interest in NGC through the merger of a wholly-owned subsidiary of NMC into NGC.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)      Earnings Per Common Share

         Basic and diluted earnings per share calculations were based on 167,297,000 and 167,303,000 weighted-average shares, respectively, for the three months ended March 31, 1999 and on 156,480,000 shares for the three months ended March 31, 1998. The weighted average shares used for diluted earnings per share calculations included the number of additional common shares, if any, that would have been outstanding if potentially dilutive common shares had been issued (such as common share equivalents for employee stock options).

(3)      Inventories

                                                    At March 31,          At December 31,
                                                        1999                    1998
                                                   --------------        -----------------
                                                              (In thousands)
Current:
  Ore and in-process inventories                      $ 143,399              $ 138,341
  Precious metals                                        57,865                 62,642
  Materials and supplies                                 77,965                 78,254
  Other                                                   1,102                  1,134
                                                       --------              ---------
                                                      $ 280,331              $ 280,371
                                                      =========              =========
Non-current:
  Ore in stockpiles                                   $ 150,889              $ 159,674
                                                      =========              =========

(4)      Batu Hijau

         The Company and Sumitomo Corporation ("Sumitomo") entered into a definitive partnership agreement to develop and operate the Batu Hijau copper/gold deposit in Indonesia. Batu Hijau contains proven and probable reserves of 10.6 billion pounds of copper (4.8 billion equity pounds) and 11.8 million ounces of gold (5.3 million equity ounces). Start-up is expected in the fourth quarter of 1999, with a projected mine life in excess of 20 years. The estimated cost for development of the Batu Hijau mine is expected to approximate $1.85 billion.

         The Company has an indirect 45% interest in the entity that owns the Batu Hijau project and Sumitomo has an indirect 35% interest. The remaining 20% interest is held by an unrelated Indonesian company. Until recouping its construction investment, including interest, the Company recognizes 56.25% of Batu Hijau's income. As a result of the ownership structure, the Company accounts for its investment in Batu Hijau as a equity investment and at March 31, 1999 and December 31, 1998, such investment was $308.4 million and $277.2 million, respectively. Differences between 56.25% of the partnership's net assets and the Company's investment include (1) $220 million for the fair market value adjustment recorded by the partnership (in conjunction with the Company's initial contribution of its investment in the entity that owns the project), (2) $26 million for intercompany charges and (3) $122 million for the fair market value adjustment recorded by the Company (in conjunction with its acquisition of the minority interest in NGC). These amounts will be amortized or depreciated upon commencement of production. The Company's investment also excludes $42 million for exploration expenses incurred prior to the formation of the partnership.

         In conjunction with the Batu Hijau project, the entity owning the project has entered into a construction contract for approximately $1.0 billion. Project development is funded by $1.0 billion in third party financings and $0.9 billion from the Company and Sumitomo. The financings are guaranteed by the Company and Sumitomo, 56.25% and 43.75%, respectively, until project completion tests are met (except for political risk, which is born by the lenders), and will be non-recourse to the Company and Sumitomo thereafter (except for a contingent obligation to fund an additional $125 million). Repayment of borrowings under the financings will be over a 13-year period beginning the earlier of six months after project completion or June 15, 2001, and will bear interest at blended fixed and floating rates.

         Following is summarized financial information for the partnership (in thousands):

                                                                      Three Months Ended March 31,
                                                                         1999             1998
                                                                     -----------     ---------------
Revenues                                                             $        --     $            62
Loss before cumulative effect of a change in accounting principle         (6,263)               (256)
Net loss                                                                  (6,263)             (5,187)
Dividends received                                                   $        --     $            --

                                                                     At March 31,    At December 31,
                                                                         1999             1998
                                                                     ------------    ---------------
Current assets                                                       $     43,567    $        17,576
Property, plant and mine development, net                               1,606,633          1,430,260
Other assets                                                              119,249            104,238

Current liabilities                                                       177,504            153,066
Long-term debt                                                            760,000            640,000
Other liabilities                                                    $     30,320    $        17,120


  (5)     Comprehensive Income

          Comprehensive income includes an unrealized holding gain on common stock of Argentina Gold Corp., a cost investment considered available for sale by the Company. Argentina Gold Corp. is an exploration company that was acquired by another mining company in April 1999.

  (6)     Accounting Change

          The Company adopted Statement of Position 98-5 effective January 1, 1998. The change resulted in expensing certain costs incurred in the start-up phase of various projects. The quarter ended March 31, 1998 was restated to reflect the accounting change and previously capitalized start-up costs (incurred prior to January 1, 1998) of $32.9 million ($0.21 per share), net of tax and minority interest, were reflected as the cumulative effect of the accounting change.

  (7)     Segment Information

          In 1998, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" that established standards for reporting information about operating segments. The Company predominantly operates in a single industry as a worldwide corporation engaged in gold production, exploration for gold and acquisition of gold properties. The Company has operations in the United States, Mexico, Peru, Indonesia and Uzbekistan and its reportable segments are based on the geographic location of these operations. Earnings from operations do not include general corporate expenses, interest (except project-specific interest) or income taxes (except for equity investments).

    Financial information relating to the Company's consolidated segments is as follows (in millions):

                                                                       THREE MONTHS ENDED MARCH 31, 1999
                                   ------------------------------------------------------------------------------------
                                    NORTH AMERICAN       MINERA                      ZARAFSHAN
                                      OPERATIONS       YANACOCHA*      MINAHASA       NEWMONT     OTHER   CONSOLIDATED
                                   ----------------   ------------    ----------    -----------  ------- --------------
Sales                                  $   188.5        $  97.0        $  25.9       $   15.7    $   --     $  327.1
Interest income                               --            1.2             --             --       1.6          2.8
Interest expense                             0.1            2.3             --            0.8      15.2         18.4
Depreciation and amortization               33.1           15.8            5.8            2.8       1.3         58.8
Pre-tax income (loss) before
  minority interest and equity loss         16.8           36.0           10.6            2.0     (34.6)        30.8
Capital expenditures                        16.7           13.9            1.5            0.6       4.3         37.0

*Not reduced for minority interest

                                                                    THREE MONTHS ENDED MARCH 31, 1998
                                      ------------------------------------------------------------------------------------
                                       NORTH AMERICAN       MINERA                      ZARAFSHAN
                                        OPERATIONS       YANACOCHA*      MINAHASA       NEWMONT     OTHER   CONSOLIDATED
                                      ----------------   ------------    ----------    -----------  ------- --------------
Sales                                     $   252.3         $  88.8        $  22.2       $  14.8     $  --      $  378.1
Interest income                                  --             1.2             --            --       1.2           2.4
Interest expense                                0.1             2.7             --           1.4      16.8          21.0
Depreciation and amortization                  48.0            14.6            5.5           2.8       1.2          72.1
Pre-tax income (loss) before minority
  interest, equity loss and
  cumulative effect of a change in
  accounting principle                         48.8            35.3            7.5           1.7     (39.6)         53.7
Cumulative effect of a change in
  accounting principle                        (10.6)             --           (1.4)         (2.5)    (18.4)        (32.9)
Capital expenditures                           35.8            12.1            3.2           0.4       4.5          56.0

*Not reduced for minority interest

 (8)     Contingencies

 (a)  Environmental Obligations

         The Company's mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations. The Company cannot predict such future expenditures.

         Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements. At March 31, 1999 and December 31, 1998, $58.9 million and $56.0 million, respectively, were accrued for reclamation and remediation costs relating to currently producing mineral properties.

         Certain appeals have been filed with the Department of Interior Board of Land Appeals in conjunction with the Twin Creeks Environmental Impact Statement. These appeals seek to impose mitigation and other conditions on the mine operations. The Company has intervened and does not believe that such appeals have merit. An unfavorable outcome of such appeals, however, could result in additional conditions on operations that may have a material adverse effect on the Company's financial position or results of operations.

         In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company's best estimate of its liability for these matters, $44.2 million and $44.9 million were accrued for such obligations at March 31, 1999 and December 31, 1998, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 70% greater or 15% lower than the amount accrued at March 31, 1999. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Other expense in the period estimates are revised.

         Details about certain of the more significant sites involved are discussed below.

      Idarado Mining Company ("Idarado") - 80.1% owned

         In July 1992, the Company and Idarado signed a consent decree with the State of Colorado ("State") that was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally referred to as the "Superfund Act." Idarado settled natural resources damages and past and future response costs and provided habitat enhancement work. In addition, Idarado agreed in the consent decree to undertake specified remediation work at its former mining site in the Telluride/Ouray area of Colorado. Remediation work at this property was substantially complete by the end of 1997. If the remediation does not achieve specific performance objectives defined in the consent decree, the State may require Idarado to implement supplemental activities at the site, also as defined in the consent decree. Idarado and the Company have obtained a $9.6 million letter of credit to secure their potential obligations under the consent decree.

     Resurrection Mining Company ("Resurrection") -- 100% owned

         The Company, Resurrection and other defendants have been named in lawsuits filed by the State of Colorado, under the Superfund Act in 1983 and subsequently consolidated with a lawsuit filed by the U.S. Environmental Protection Agency ("EPA") in 1986. These proceedings seek to compel the defendants to remediate the impacts of pre-existing, historic mining activities near Leadville, Colorado that date back to the mid-1800's, which the government agencies claim are causing substantial environmental problems in the area.

         In 1988 and 1989, the EPA issued administrative orders with respect to one area on the site and the defendants have collectively implemented those orders by constructing a water treatment plant, which was placed in operation in early 1992. Remaining remedial work for this area primarily consists of environmental monitoring and maintenance activities.

         The parties have entered into a consent decree with respect to the remaining areas that apportions liabilities and responsibilities for the site among the various parties. The EPA has approved remedial actions for selected components of Resurrection's portion of the site, which were initiated in 1995. However, the EPA has not yet selected the final remedy for the site. Accordingly, the Company cannot yet determine the full extent or cost of its share of the remedial action that will be required. The government agencies may also seek to recover for damages to natural resources.

     Dawn Mining Company LLC ("Dawn") -- 51% owned

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

         The Department of Interior previously notified Dawn that when the lease was terminated, it would seek to hold Dawn and the Company (as Dawn's then 51% owner) liable for any costs incurred as a result of Dawn's failure to comply with the lease and applicable regulations. Other government agencies also might attempt to hold the Company liable for future reclamation or remediation work at the mine or millsite. In early 1999, the EPA proposed that the mine be included on the National Priorities List under CERCLA. If asserted, the Company will vigorously contest any such claims. The Company cannot reasonably predict the likelihood or outcome of any future action against Dawn or the Company arising from this matter.

         Dawn has received a license for a mill closure plan that could generate funds to close and reclaim both the mine and the mill. The license is being challenged by third parties.

(b)  Additional Interest in Minera Yanacocha

         The Company has an interest in Minera Yanacocha, a gold mining operation located in Peru, that began production in 1993. Prior to 1997, that interest was 38% and was accounted for on an equity basis. Beginning in 1997, Minera Yanacocha was consolidated into the Company's financial statements following the acquisition of an additional 13.35% interest. The acquisition was disputed and, in June 1998, the Peruvian Supreme Court resolved the dispute in favor of the Company as described below.

         In November 1993, the French government announced its intention to privatize the mining assets of Bureau de Recherches Geologiques et Minieres, the geological and mining bureau of the French government ("BRGM") and in September 1994, BRGM announced its intention to transfer its 24.7% interest in Minera Yanacocha to a third party. The Company and Compania de Minas Buenaventura, S.A. ("Buenaventura"), then 38.0% and 32.3% owners of Minera Yanacocha, respectively, filed suit in Peru to seek enforcement of their preemptive rights with respect to the proposed BRGM transfer. In September 1996, the trial court ruled in favor of the Company and Buenaventura and held that the preemptive rights were triggered in November 1993, and that the value of the 24.7% interest was $109.3 million.

         In February 1997, the Superior Court upheld the decision of the trial court. As a result, the Company reflected the increase in its ownership from 38.0% to 51.35% as of February 1997.

         In June 1998, the Peruvian Supreme Court issued a resolution upholding the Superior Court decision and resolving the litigation in favor the Company and Buenaventura.

         In spite of the final decision of the Peruvian Supreme Court, in October 1998, BRGM, through its subsidiary Compagnie Miniere International Or S.A. ("Mine Or"), filed with the International Centre for Settlement of Investment Disputes a request for arbitration against the Republic of Peru. The request alleges that the decision of the Peruvian courts wrongfully deprived Mine Or of its shares in Minera Yanacocha (which Mine Or values at approximately $560 million) and seeks restitution and damages from the Republic of Peru.

         While the Company is not a party to the arbitration, it believes that Mine Or's claims are unfounded. It is unclear at this time what effect, if any, the arbitration might have on the Company.

(c)  Commodity Instruments

         In 1996, the Company entered into a forward sales contract that continues through December 2000 for 125,000 ounces of gold per year, from its Minahasa property in Indonesia, at an average price of $454 an ounce.

(9)       Supplementary Data

         The ratio of earnings to fixed charges for the three months ended March 31, 1999 was 2.0. The Company guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Newmont Mining Corporation ("NMC") and its subsidiaries (collectively, "Newmont"). The discussion should be read in conjunction with Management's Discussion and Analysis included in Newmont's Annual Report on Form 10-K.

         On October 7, 1998, NMC acquired the minority interest of Newmont Gold Company ("NGC") and NGC became 100%-owned by NMC.

SUMMARY

         Newmont earned $9.9 million ($0.06 per share) in the first quarter of 1999 compared with a net loss of $2.7 million ($0.02 per share) in the first quarter of 1998. Newmont earned $30.3 million ($0.19 per share) in the 1998 quarter, before an after-tax charge of $32.9 million ($0.21 per share) for the cumulative effect of a change in accounting principle for start-up costs. In the first quarter of 1999 and 1998, expensed start-up costs primarily related to the Batu

Hijau copper/gold project in Indonesia and were reflected in Equity loss of affiliate ($3.1 million, or $0.02 per share, and $1.1 million, or $0.01 per share, respectively).

         Average realized gold prices per equity ounce of $293 in the first quarter of 1999 were $31 per ounce below those in the prior year quarter when approximately 26% of production was sold under commodity instruments. Partially offsetting the effects of lower prices, total cash costs per equity ounce declined to $181 from $184, total production costs declined $13 per equity ounce and exploration and research and general and administrative expenses were $6.5 million less than the 1998 first quarter. Total equity gold production was 956,100 ounces compared with 1,032,800 ounces in the first quarter of 1999 and 1998, respectively.

MARKET CONDITIONS AND RISKS

         GOLD PRICE

         Changes in the market price of gold significantly effect Newmont's profitability. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, forward selling by producers, central bank sales, purchases and lending, investor sentiment and production levels. Over the past year, the decline in gold price has occurred concurrently with a strong U.S. dollar, weakened economies in major global regions such as Asia and Russia, central bank selling and lending and general uncertainties surrounding future actions of central banks, especially those in the European Monetary Union. The gold price fell to a 20-year low of $273 in August 1998 and since has recovered only modestly. As a result of the prolonged period of low gold prices, the Company recorded a $425 million after-tax asset write down in the fourth quarter of 1998.

         Newmont generally sells its production at market prices; therefore, revenue, earnings and cash flow are highly leveraged to the gold price. Based on estimates of 1999 production and expenses, a $10 per ounce change in the average annual gold price would result in an increase or decrease of approximately $38 million in cash flow from operations and approximately $28 million (about $0.16 per share) in net income.

         While gold prices remain at historically low levels, Newmont continues to pursue operating alternatives that maximize cash flow. During 1998, Newmont reduced costs, decreased its workforce, reviewed life-of-mine plans and processing options for optimization and flexibility, and deferred discretionary spending. This effort continues in 1999 and Newmont expects to fund capital expenditures and dividends from operating cash flow without incurring additional debt for the full year, excluding project financing for the development of the Batu Hijau project.

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

         Over the past two years, Indonesia has experienced a significant devaluation of its currency, the rupiah. The functional currency for Newmont's Indonesian projects is the U.S. dollar; however, certain receivables, primarily refunds of Value Added Tax, are rupiah-denominated. During the three months ended March 31, 1999 and 1998, $1.1 million and $1.3 million, respectively, was charged to Costs applicable to sales to reflect the devaluation of these receivables. Newmont's Minahasa operation and Batu Hijau project are in remote locations and have been largely unaffected by social problems caused by the economic and political situation in Indonesia.

RESULTS OF OPERATIONS

     PRODUCTION

         Production and per ounce cash costs are summarized below:

                                     Three Months Ended
                                     ------------------
                                          March 31,
                                     ------------------
                                      1999       1998
                                     -------   --------
Equity production ozs. (000):
  Nevada operations                    606.7      728.1
  Mesquite                              41.7       42.0
  La Herradura                           6.7       --
  Minera Yanacocha                     173.9      154.4
  Zarafshan-Newmont                     54.9       49.9
  Minahasa                              72.2       58.4
                                     -------   --------
       Total                           956.1    1,032.8
                                     =======   ========

Total cash costs per equity ounce:
  Nevada operations                  $   209   $    205
  Mesquite                               142        197
  La Herradura                           195         --
  Minera Yanacocha                       114        112
  Zarafshan-Newmont                      183        181
  Minahasa                               130        140
       Weighted average              $   181   $    184

         Total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, production taxes, royalties and other cash costs. On a per ounce basis, weighted average costs in the first quarter of 1999 were lower than those in the 1998 first quarter as a result of continued cost containment efforts.

         NORTH AMERICAN OPERATIONS

         Newmont's Nevada operations are along the Carlin Trend near Elko and in the Winnemucca Region, where the Twin Creeks and the Lone Tree Complex mines are located.

         Production in the first quarter of 1999 decreased 17% from the comparable 1998 period with planned reduced mining rates and lower-grade ores. Total cash costs per ounce increased slightly as the mix of refractory to oxide ores increased and overall mill ore grades declined due to mine sequencing. Nevada production in 1999 is expected to be slightly less than the 2.8 million ounces in 1998 with total cash costs per ounce comparable to the $209 realized in 1998.

         In early 1999, Newmont and Barrick Gold Corporation agreed to exchange approximately two million ounces of reserves and various land rights on the north Carlin Trend. This exchange, which was finalized on May 3, 1999, created operational and exploration synergies for both companies by consolidating their respective land positions. Among other things, this exchange has accelerated Newmont's access to the high-grade Deep Post deposit and will reduce development costs.

         Production at the Mesquite mine, a heap-leach operation in southern California, was consistent with the prior year quarter, but total cash costs per ounce of $142 were $55 less reflecting lower waste-to-ore mining rates during the first quarter of 1999. Production in 1999 is expected to total 180,000 ounces with total cash costs per ounce comparable to the $176 in 1998.

         La Herradura, a 44%-owned joint venture in Mexico, commenced production in mid-1998 and produced 6,900 equity ounces in the first quarter of 1999 at a total cash cost of $195 per ounce.

         OVERSEAS OPERATIONS

         Production at Minera Yanacocha in Peru increased 13% to 338,700 ounces (173,900 equity ounces) in the first quarter of 1999 compared with production of 300,700 ounces (154,400 equity ounces) in the same period of 1998. Higher production reflected an increase in ore tons mined that more than offset decreased average ore grades. Total cash costs increased slightly to $114 per ounce. Estimated gold production for 1999 is expected to exceed 1,500,000 ounces (770,300 equity ounces) with somewhat lower cash costs per ounce than in the first quarter of 1999.

         In the first quarter of 1999, production from Zarafshan-Newmont, a 50%-owned joint venture in the Central Asian Republic of Uzbekistan, increased 10% from the first quarter of 1998 and primarily resulted from improved recoveries of gold from leach ore. Total cash costs per ounce of $183 in the first quarter of 1999 were comparable with those in the same 1998 period. Production in 1999 is expected to exceed 200,000 equity ounces with total cash costs below the $207 per ounce in 1998.

         In Indonesia, Newmont's 80%-owned Minahasa property increased production 24% in the three months ended March 31, 1999 over the comparable 1998 quarter with higher ore grades and better recovery rates. Total cash costs per ounce declined 7% as a result of improved productivity and efficiency. Production is expected to reach approximately 295,000 ounces in 1999 with total cash costs below the $127 per ounce in 1998.

     FINANCIAL RESULTS

         Consolidated sales include 100% of Minera Yanacocha production and Newmont equity production elsewhere. The decrease in consolidated sales revenue in the first quarter of 1999 from the comparable 1998 period resulted from the decline in average realized gold prices received and lower production as shown in the following table:

                                                                      Three Months Ended
                                                                           March 31,
                                                                      -------------------
                                                                        1999       1998
                                                                      --------   --------
         Consolidated sales (in millions)                             $  327.1   $  378.1
         Consolidated production ozs. (000)                            1,120.9    1,179.1
         Average price realized per consolidated ounce                $    292   $    321
         Average spot price received per ounce                        $    287   $    296


                                                                      Three Months Ended
                                                                           March 31,
                                                                      -------------------
                                                                        1999  vs.  1998
                                                                      -------------------

         Decrease in consolidated sales due to (in millions):
           Consolidated production                                        $ (18.7)
           Average gold price received                                      (32.3)
                                                                          -------
                Total                                                     $ (51.0)
                                                                          =======

         Costs applicable to sales include total cash costs and provisions for estimated final reclamation expenses related to consolidated production. The decrease in costs applicable to sales was primarily attributable to lower production in Nevada.

                                                                      Three Months Ended
                                                                           March 31,
                                                                      -------------------
                                                                        1999       1998
                                                                      --------   --------
         Costs applicable to sales (in millions)
           Nevada operations                                          $  128.1   $  150.6
           Mesquite                                                        5.9        8.5
           La Herradura                                                    1.3         --
           Minera Yanacocha                                               41.5       33.7
           Zarafshan-Newmont                                              10.1        9.1
           Minahasa                                                        9.5        7.9
                                                                      --------   --------
                Total                                                 $  196.4   $  209.8
                                                                      ========   ========

         Depreciation, depletion and amortization decreased 18% in the quarter ended March 31, 1999 compared to the first quarter in 1998 primarily as a result of a December 1998 reduction in the carrying value of certain Nevada and Mesquite Property, plant and mine development.

                                                                      Three Months Ended
                                                                           March 31,
                                                                      -------------------
                                                                        1999       1998
                                                                      --------   --------
         Depreciation, depletion and amortization (in millions):
           Nevada operations                                          $   30.9   $   43.2
           Mesquite                                                        1.8        4.8
           La Herradura                                                    0.4         --
           Minera Yanacocha                                               15.8       14.6
           Zarafshan-Newmont                                               2.8        2.8
           Minahasa                                                        5.8        5.5
           Other                                                           1.3        1.2
                                                                      --------   --------
                Total                                                 $   58.8   $   72.1
                                                                      ========   ========

         Exploration and research expenses decreased $4.7 million and general and administrative costs decreased $1.9 million in the first quarter of 1999 compared with the same period in 1998 as a result of cost reduction efforts.

         Interest expense, net of capitalized interest was $18.4 million for the three months ended March 31, 1999 and $21.0 million for the same period in 1998. The 1999 decrease reflected a higher proportion of capitalized interest associated with the Company's investment in Batu Hijau. Dividends, interest and other income included $8.3 million in the quarter ended March 31, 1998 from business interruption insurance in Nevada.

         Income tax expense in the first quarter of 1999 and 1998 was $5.6 million at an effective rate of 18% and $7.4 million at an effective rate of 13%, respectively. The effective tax rate in the 1999 period reflected reduced statutory depletion as a result of lower gold prices and sales.

         Equity in loss of affiliate of $3.1 million and $1.1 million for the three months ended March 31, 1999 and 1998, respectively, related to start-up costs at Batu Hijau that must be expensed pursuant to an accounting change adopted in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 1999, a portion of existing cash balances, cash flow from operations ($55.3 million) and net borrowings ($19.7 million) funded capital expenditures ($37.0 million), net advances to joint ventures and affiliates ($39.7 million) and dividends ($5.0 million). Newmont expects that operating cash flows for the 1999 year will fund capital expenditures, advances to affiliates and dividends, assuming gold price realizations comparable to those in the first quarter of 1999.

     INVESTING ACTIVITIES AND CAPITAL EXPENDITURES

         Capital expenditures were as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
         Capital expenditures (in millions):
           U.S. operations                                   $   16.7   $   35.8
           Overseas operations                                   16.0       15.7
           Other projects and capitalized interest                4.3        4.5
                                                             --------   --------
                Total                                        $   37.0   $   56.0
                                                             ========   ========

         Expenditures for U.S. operations during the first quarter of 1998 primarily related to activities in Nevada for capitalized mining costs ($10.4 million) and deferred mine development ($1.4 million). Overseas capital expenditures were primarily for Minera Yanacocha ($13.9 million). Capital expenditures in the 1998 period were primarily for Nevada and Minera Yanococha leach pad expansion projects and Nevada capitalized mining.

         Batu Hijau

         Newmont has a 45% interest in the Batu Hijau project in Indonesia, accounted for on an equity basis. At March 31, 1999 and December 31, 1998, Newmont's investment was $308.4 million and $277.2 million, respectively. Funding of $36.3 million in the first quarter of 1999 is included in Advances to joint ventures and affiliates. The project is 90% complete and remains on schedule for a fourth quarter start-up.

         Batu Hijau contains proven and probable reserves of 10.6 billion pounds of copper (4.8 billion equity pounds) and 11.8 million ounces of gold (5.3 million equity ounces). The projected mine life is in excess of 20 years. The cost for development of the open-pit mine, mill and infrastructure including employee housing, a port, electrical generation facilities, interest during construction, cost escalation and working capital is expected to approximate $1.85 billion.

         Financing facilities for $1.0 billion are guaranteed by Newmont and its partner, Sumitomo Corporation ("Sumitomo"), 56.25% and 46.75%, respectively, until project completion tests are met, and will be non-recourse thereafter (except for a $125 million contingent support facility that Newmont and Sumitomo will provide). Debt repayments will begin the earlier of six months after project completion or June 15, 2001. At March 31, 1999, $760 million was outstanding under this facility.

     FINANCING ACTIVITIES

         During the first quarter of 1999, Newmont increased borrowings under its $1.0 billion revolving credit facility $39.0 million, with $424.0 million outstanding at March 31, 1999 and repaid $19.3 million of project financings for Zarafshan-Newmont and Minera Yanacocha.

     OTHER

         On October 7, 1998, NMC acquired the 6.25% minority interest of NGC by merging an NMC subsidiary into NGC and issuing 10.7 million shares of NMC common stock to NGC minority interest stockholders.

         Cash used for accounts payable and accrued expenses of $68.0 million for the first quarter of 1998 primarily related to the payment of interest, severance and other benefit-related accruals.

YEAR 2000 READINESS DISCLOSURE

         Newmont has undertaken a comprehensive "Year 2000 Readiness Program" ("Program") to address the ability of its hardware, software and control systems to correctly identify two-digit references to specific years, beginning with the year 2000. The Program consists of five phases (assessment, analysis, remediation, testing and certification) for four work streams (automated processes, process control systems, personal computers and third-party suppliers). A third party audit of the Program was completed in 1998 with favorable findings. Year 2000 readiness for all material systems is on schedule for mid-1999 completion.

         Each location has completed the assessment and analysis phases of each work stream. At the end of March 1999, the remediation, testing and certifications phases were approximately 94%, 80% and 58% complete, respectively. The estimated cost of the Program is expected to be under $5 million and $1.7 million had been spent as of March 31, 1999. Newmont does not separately track its internal costs incurred for the Program; however, such costs are principally the related payroll costs for its information systems group.

         Although Newmont believes that the Program will adequately address year 2000 issues and prevent significant business disruptions, there can be no assurances that compliance-related failures will not occur. Such compliance-related failures, including those of material third-party suppliers (such as suppliers of power, oxygen, chemicals and refining), could result in temporary delays in Newmont's ability to generate cash from its operations. Newmont has contacted all of its material third-party suppliers to assess their year 2000 readiness and contingency plans have been developed and are continually reviewed and refined to mitigate any such temporary delays. However, if such delays occur, they are not reasonably likely to have a material adverse effect on Newmont's financial condition or results of operations.

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

         Where Newmont expresses an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements ("cautionary statements") are disclosed under "Risk Factors" in the Newmont Annual Report on Form 10-K for the year ended December 31, 1998, as well as other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont's ability to control or predict.
Readers are cautioned not to put undue reliance on forward-looking statements.

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

PART II - OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) The exhibits to this report are listed in the Exhibit Index on Page 17 hereof.

  (b) Reports filed on Form 8-K during the quarter ended March 31, 1999:

      A report was filed on Form 8-K, Items 5 and 7 on February 5, 1999 including the press release, dated February 4, 1999, announcing fourth quarter and full year earnings for 1998.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          NEWMONT MINING CORPORATION
                                          (Registrant)




  Date: May 14, 1999                      /s/  WAYNE W. MURDY
                                          -------------------
                                           Wayne W. Murdy
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)




  Date: May 14, 1999                      /s/ LINDA K. WHEELER
                                          --------------------
                                           Linda K. Wheeler
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                           Newmont Mining Corporation

                                 EXHIBIT INDEX



      Exhibit
      Number                Description
      ------                -----------

      10 (a) - Employment Agreement dated February 1, 1999 among registrant,
               Newmont Gold Company and Lawrence T. Kurlander

      10 (b) - Employment Agreement between registrant, Newmont Gold Company and certain executive officers

          12 - Statement re Computation of Ratio of Earnings to Fixed Charges.

          27 - Financial Data Schedule.