Form 10-Q
period 1999-06-30
NEWMONT MINING CORP
filed 1999-08-16
CIK 71824

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                     ------------------    ------------------

     Commission File Number:       1-1153

                           NEWMONT MINING CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                           13-1806811
                    --------                           ----------
         (State or other jurisdiction       (I.R.S. Employer Identification No.)
         incorporation or organization)

1700 Lincoln Street, Denver, Colorado                     80203
-------------------------------------                     -----
(Address of principal executive offices)                (Zip Code)

                                  303-863-7414
                                  ------------
              (Registrant's telephone number, including area code)

      -------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

There were 167,525,509 shares of common stock outstanding on August 10, 1999.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                      Statements of Consolidated Operations
                        (In thousands, except per share)
                                   (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                        ------------------------
                                                                           1999          1998
                                                                        ---------      ---------
Sales and other income
  Sales                                                                 $ 315,755      $ 373,962
  Dividends, interest and other                                            17,251          2,329
                                                                        ---------      ---------
                                                                          333,006        376,291
Costs and expenses
  Costs applicable to sales                                               198,091        207,635
  Depreciation, depletion and amortization                                 61,166         71,551
  Exploration and research                                                 14,428         16,860
  General and administrative                                               12,656         12,287
  Interest, net of capitalized interest of $5,208
    and $3,047, respectively                                               17,104         19,644
  Other                                                                     2,557          2,634
                                                                        ---------      ---------
                                                                          306,002        330,611
                                                                        ---------      ---------
Pre-tax income before minority interest, equity loss and
  cumulative effect of a change in accounting principle                    27,004         45,680

Income tax expense                                                         (2,093)        (6,173)
Minority interest in income of Minera Yanacocha                           (12,955)       (11,078)
Minority interest in income of Newmont Gold Company                            --         (1,650)
Equity loss of affiliate                                                   (4,888)        (2,175)
                                                                        ---------      ---------

Net income                                                              $   7,068      $  24,604
                                                                        =========      =========
Other comprehensive income (loss), net of tax
   Unrealized holding loss on investment securities                          (278)            --
                                                                        ---------      ---------

Comprehensive income                                                    $   6,790      $  24,604
                                                                        =========      =========

Net income per common share, basic and diluted                          $    0.04      $    0.16
                                                                        =========      =========

Basic weighted average shares outstanding                                 167,417        156,511
Diluted weighted average shares outstanding                               167,648        156,511

Cash dividends declared per Newmont Mining Corporation common share     $    0.03      $    0.03
                                                                        =========      =========


                 See Notes to Consolidated Financial Statements

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                      Statements of Consolidated Operations
                        (In thousands, except per share)
                                   (Unaudited)

                                                                             SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                          ------------------------
                                                                             1999          1998
                                                                          ---------      ---------
Sales and other income
  Sales                                                                   $ 642,896      $ 752,029
  Dividends, interest and other                                              20,301         13,763
                                                                          ---------      ---------
                                                                            663,197        765,792
                                                                          ---------      ---------
Costs and expenses
  Costs applicable to sales                                                 394,448        417,442
  Depreciation, depletion and amortization                                  119,948        143,650
  Exploration and research                                                   25,900         32,990
  General and administrative                                                 25,275         26,759
  Interest, net of capitalized interest of $9,438
    and $5,414 respectively                                                  35,477         40,644
  Other                                                                       4,321          5,521
                                                                          ---------      ---------
                                                                            605,369        667,006
                                                                          ---------      ---------
Pre-tax income before minority interest, equity loss and
  cumulative effect of a change in accounting principle                      57,828         98,786

Income tax expense                                                           (7,714)       (13,617)
Minority interest in income of Minera Yanacocha                             (25,122)       (23,305)
Minority interest in income of Newmont Gold Company                              --         (3,678)
Equity loss of affiliate                                                     (7,980)        (3,308)
                                                                          ---------      ---------
Net income before cumulative effect of change in accounting principle     $  17,012      $  54,878


Cumulative effect of a change in accounting principle, net                       --        (32,924)
                                                                          ---------      ---------

Net income                                                                $  17,012      $  21,954
                                                                          =========      =========
Other comprehensive income, net of tax
   Unrealized holding gain on investment securities                           5,286             --
                                                                          ---------      ---------

Comprehensive income                                                      $  22,298      $  21,954
                                                                          =========      =========
Net income before cumulative effect of a change in accounting
  principle per common share, basic and diluted                           $    0.10      $    0.35
                                                                          =========      =========

Net income per common share, basic and diluted                            $    0.10      $    0.14
                                                                          =========      =========

Basic weighted average shares outstanding                                   167,357        156,494
Diluted weighted average shares outstanding                                 167,473        156,494

Cash dividends declared per Newmont Mining Corporation common share       $    0.06      $    0.06
                                                                          =========      =========


                 See Notes to Consolidated Financial Statements

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                      JUNE 30,      DECEMBER 31,
                                                        1999           1998
                                                     ----------     ------------
Assets
  Cash and cash equivalents                          $   81,893     $   79,086
  Short-term investments                                 11,167         11,802
  Accounts receivable                                    37,098         52,066
  Inventories                                           335,895        280,371
  Other current assets                                   84,017         89,755
                                                     ----------     ----------
       Current assets                                   550,070        513,080

Property, plant and mine development, net             1,975,912      2,048,707
Investment in Batu Hijau                                351,786        277,221
Long-term inventory                                     117,762        159,674
Other long-term assets                                  219,431        188,072
                                                     ----------     ----------
       Total assets                                  $3,214,961     $3,186,754
                                                     ==========     ==========

Liabilities
  Current portion of long-term debt                  $   36,649     $   47,575
  Accounts payable                                       30,741         37,943
  Other accrued liabilities                             119,351        126,825
                                                     ----------     ----------
       Current liabilities                              186,741        212,343

  Long-term debt                                      1,197,219      1,201,131
  Reclamation and remediation liabilities                98,867         94,840
  Other long-term liabilities                           157,823        146,099
                                                     ----------     ----------
       Total liabilities                              1,640,650      1,654,413
                                                     ----------     ----------
  Contingencies (Notes 4 and 9)

Minority interest in Minera Yanacocha                   117,929         92,808
                                                     ----------     ----------
Stockholders' equity
  Common stock                                          267,929        267,544
  Additional paid-in capital                          1,065,011      1,060,803
  Retained earnings                                     123,442        111,186
                                                     ----------     ----------
       Total stockholders' equity                     1,456,382      1,439,533
                                                     ----------     ----------
       Total liabilities and stockholders' equity    $3,214,961     $3,186,754
                                                     ==========     ==========

                 See Notes to Consolidated Financial Statements

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                      Statements of Consolidated Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,
                                                               ------------------------
                                                                 1999            1998
                                                               ---------      ---------
Operating activities:
  Net income                                                   $  17,012      $  21,954
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation, depletion and amortization                   119,948        143,650
      Deferred taxes                                             (20,283)       (16,081)
      Gain on sale of assets, net                                (15,990)            --
      Amortization of capitalized mining costs                     5,785         31,102
      Undistributed earnings of affiliates                         7,980          9,406
      Minority interest, net of dividends                         25,121          9,354
      Cumulative effect of change in accounting principle             --         32,924
      Other                                                        2,168          2,852
      (Increase) decrease in operating assets:
        Accounts receivable                                       11,130         18,393
        Inventories                                               19,287        (12,993)
        Other assets                                              (5,650)       (13,039)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                    (13,155)       (63,090)
        Other liabilities                                         12,783          6,134
                                                               ---------      ---------
Net cash provided by operating activities                        166,136        170,566
                                                               ---------      ---------

Investing activities:
    Additions to property, plant and mine development            (77,278)      (115,198)
    Advances to joint venture and affiliates                     (89,347)       (54,275)
    Proceeds from sale of assets                                  28,671             --
    Acquisition of additional interest in Minera Yanacocha            --        (67,484)
    Other                                                             96          1,428
                                                               ---------      ---------
Net cash used in investing activities                           (137,858)      (235,529)
                                                               ---------      ---------

Financing activities:
    Repayments of long-term borrowings                           (59,846)      (168,680)
    Proceeds from long-term borrowings                            45,000        177,000
    Net decrease in short-term borrowings                             --        (25,771)
    Dividends paid on common stock                               (10,043)        (9,389)
    Other                                                           (582)          (295)
                                                               ---------      ---------
Net cash used in financing activities                            (25,471)       (27,135)
                                                               ---------      ---------

Net increase (decrease) in cash and cash equivalents               2,807        (92,098)
Cash and cash equivalents at beginning of period                  79,086        146,232
                                                               ---------      ---------
Cash and cash equivalents at end of period                     $  81,893      $  54,134
                                                               =========      =========
Supplemental information:
  Interest paid, net of amounts capitalized of $9,438 and
    $5,414, respectively                                       $  35,566      $  40,483
  Income taxes paid                                            $  20,374      $  22,429


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

(2) Earnings Per Common Share

    Basic and diluted earnings per share calculations were based on 167,417,000 and 167,648,000 weighted-average shares, respectively, for the three months ended June 30, 1999 and on 156,511,000 shares for the three months ended June 30, 1998. Basic and diluted earnings per share calculations were based on 167,357,000 and 167,473,000 weighted-average shares, respectively, for the six months ended June 30, 1999 and on 156,494,000 for the six months ended June 30, 1998. The weighted average shares used for diluted earnings per share calculations included the number of additional common shares, if any, that would have been outstanding if potentially dilutive common shares had been issued (such as common share equivalents for employee stock options).

(3) Inventories

                                         AT JUNE 30,    AT DECEMBER 31,
                                           1999              1998
                                         -----------    ---------------
                                                 (IN THOUSANDS)
    Current:
     Ore and in-process inventories      $ 210,393          $138,341
     Precious metals                        47,145            62,642
     Materials and supplies                 77,257            78,254
     Other                                   1,100             1,134
                                         ---------          --------
                                         $ 335,895          $280,371
                                         =========          ========
    Non-current:
      Ore in stockpiles                  $ 117,762          $159,674
                                         =========          ========

    Ore and in-process inventories at June 30, 1999 reflected a reclassifcation from non-current ore in stockpiles and deferred mining costs.

(4) Batu Hijau

    The Company and Sumitomo Corporation ("Sumitomo") entered into a definitive partnership agreement to develop and operate the Batu Hijau copper/gold deposit in Indonesia. Batu Hijau contains proven and probable reserves of 10.6 billion pounds of copper (4.8 billion equity pounds) and 11.8 million ounces of gold (5.3 million equity ounces). Start-up is expected in the fourth quarter of 1999, with a projected mine life in excess of 20 years. The estimated cost for development of the Batu Hijau mine is expected to be between $1.8 billion and $1.9 billion.

    The Company has an indirect 45% interest in the entity that owns the Batu Hijau project and Sumitomo has an indirect 35% interest. The remaining 20% interest is held by an unrelated Indonesian company. Until recouping its construction investment, including interest, the Company will recognize 56.25% of Batu Hijau's income. As a result of the ownership structure, the Company accounts for its investment in Batu Hijau as an equity investment and at June 30, 1999 and December 31, 1998, such investment was $351.8 million and $277.2 million, respectively. Differences between 56.25% of the partnership's net assets and the Company's investment include (1) $220 million for the fair market value adjustment recorded by the partnership (in conjunction with the Company's initial contribution of its investment in the entity that owns the project), (2) $26 million for intercompany charges and (3) $122 million for the fair market value adjustment recorded by the Company (in conjunction with its acquisition of the minority interest in NGC). These amounts will be amortized or depreciated upon commencement of production. The Company's investment also excludes $42 million for exploration expenses incurred prior to the formation of the partnership.

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

    Following is summarized financial information for the partnership (in thousands):

                                                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                         1999          1998           1999          1998
                                                                      --------      --------         --------      --------
Revenues                                                              $     --      $     15         $     --      $     77
Loss before cumulative effect of a change in accounting principle       (9,008)       (3,163)         (15,271)       (3,419)
Net loss                                                                (9,008)       (9,874)         (15,271)      (15,061)
Dividends received                                                    $     --      $     --         $     --      $     --


                                                                      AT JUNE 30,  AT DECEMBER 31,
                                                                         1999            1998
                                                                      -----------  ---------------
Current assets                                                        $    45,915     $   17,576
Property, plant and mine development, net                               1,753,535      1,430,260
Other assets                                                              142,362        104,238

Current liabilities                                                       174,462        153,066
Long-term debt                                                            913,326        640,000
Other liabilities                                                     $    35,734     $   17,120

(5) Dividends, Interest and Other Income

    In the three and six months ended June 30, 1999, Dividends, interest and other income included a $13 million gain from the sale of the True North exploration property in Alaska.

(6) Comprehensive Income

    Comprehensive income includes an unrealized holding gain (loss) on common stock of Argentina Gold Corp., a cost investment considered available for sale by the Company. Argentina Gold Corp. is an exploration company that was acquired by another mining company in April 1999.

(7) Accounting Change

    The Company adopted Statement of Position 98-5 effective January 1, 1998. The change resulted in expensing certain costs incurred in the start-up phase of various projects. The quarter ended June 30, 1998 was restated to reflect the accounting change. Previously capitalized start-up costs (incurred prior to January 1, 1998) of $32.9 million ($0.21 per share), net of tax and minority interest, were reflected as the cumulative effect of the accounting change in the first quarter of 1998.

(8) Segment Information

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

    Financial information relating to the Company's consolidated segments is as follows (in millions):

                                                                       THREE MONTHS ENDED JUNE 30, 1999
                                         -------------------------------------------------------------------------------------
                                         NORTH AMERICAN     MINERA                    ZARAFSHAN
                                            OPERATIONS    YANACOCHA*    MINAHASA       NEWMONT        OTHER       CONSOLIDATED
                                         --------------   ----------    --------      ---------      -------      ------------
Sales                                       $  175.2       $  99.3       $  23.3       $  18.0       $    --        $  315.8
Interest income                                   --           0.9           0.1            --           1.0             2.0
Interest expense                                 0.1           2.0            --           0.6          14.4            17.1
Depreciation and amortization                   32.0          19.3           5.7           2.8           1.4            61.2
Pre-tax income (loss) before
  minority interest and equity loss              4.9          32.3           9.3           2.9         (22.4)           27.0

Capital expenditures                            11.5          19.9           3.2           0.9           4.8            40.3

*Not reduced for minority interest

                                                                        THREE MONTHS ENDED JUNE 30, 1998
                                         -------------------------------------------------------------------------------------
                                         NORTH AMERICAN     MINERA                    ZARAFSHAN
                                            OPERATIONS    YANACOCHA*    MINAHASA       NEWMONT        OTHER       CONSOLIDATED
                                         --------------   ----------    --------      ---------      -------      ------------
Sales                                      $  249.2       $  85.1       $  26.9       $  12.8        $    --        $  374.0
Interest income                                  --           0.6           0.1            --            1.1             1.8
Interest expense                                0.1           2.4            --           1.4           15.7            19.6
Depreciation and amortization                  49.6          13.4           5.0           3.0            0.6            71.6
Pre-tax income (loss) before
  minority interest, equity loss and
  cumulative effect of a change in
  accounting principle                         38.1          31.7          11.5          (2.5)         (33.2)           45.7
Capital expenditures                           28.7          22.8           1.9           0.2            5.6            59.2

*Not reduced for minority interest

                                                                        SIX MONTHS ENDED JUNE 30, 1999
                                         --------------------------------------------------------------------------------------
                                         NORTH AMERICAN     MINERA                     ZARAFSHAN
                                            OPERATIONS    YANACOCHA*     MINAHASA       NEWMONT        OTHER       CONSOLIDATED
                                         --------------   ----------     --------      ---------      -------      ------------
Sales                                       $  363.7       $  196.3       $  49.2       $  33.7       $    --        $  642.9
Interest income                                   --            2.1           0.1            --           2.6             4.8
Interest expense                                 0.2            4.3            --           1.4          29.6            35.5
Depreciation and amortization                   65.1           35.0          11.5           5.6           2.7           119.9
Pre-tax income (loss) before
  minority interest and equity loss             21.7           68.3          19.9           4.9         (57.0)           57.8
Capital expenditures                            28.2           33.8           4.7           1.5           9.1            77.3

*Not reduced for minority interest

                                                                        SIX MONTHS ENDED JUNE 30, 1998
                                         ---------------------------------------------------------------------------------------
                                         NORTH AMERICAN     MINERA                      ZARAFSHAN
                                            OPERATIONS    YANACOCHA*     MINAHASA        NEWMONT         OTHER      CONSOLIDATED
                                         --------------   ----------     --------       ---------       -------     ------------
Sales                                      $  501.5        $  173.8       $  49.1        $  27.6        $    --        $  752.0
Interest income                                  --             1.8           0.1             --            2.3             4.2
Interest expense                                0.2             5.1            --            2.8           32.5            40.6
Depreciation and amortization                  97.6            28.1           9.9            5.7            2.4           143.7
Pre-tax income (loss) before
  minority interest, equity loss and
  cumulative effect of a change in
  accounting principle                         86.9            67.0          19.1           (0.8)         (73.4)           98.8
Cumulative effect of a change in
  accounting principle                        (10.6)             --          (1.4)          (2.5)         (18.4)          (32.9)
Capital expenditures                           64.5            34.9           5.1            0.6           10.1           115.2

*Not reduced for minority interest

(9) Contingencies

    (a) Environmental Obligations

        The Company's mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The

Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures.

        Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements. At June 30, 1999 and December 31, 1998, $62.4 million and $56.0 million, respectively, were accrued for reclamation and remediation costs relating to currently producing mineral properties.

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

        In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company's best estimate of its liability for these matters, $43.9 million and $44.9 million were accrued for such obligations at June 30, 1999 and December 31, 1998, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 70% greater or 15% lower than the amount accrued at June 30, 1999. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised.

        Details about certain of the more significant sites involved are discussed below.

        Idarado Mining Company ("Idarado") - 80.1% owned

        In July 1992, the Company and Idarado signed a consent decree with the State of Colorado ("State") that was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally referred to as the "Superfund Act." Idarado settled natural resources damages and past and future response costs and provided habitat enhancement work. In addition, Idarado agreed in the consent decree to undertake specified remediation work at its former mining site in the Telluride/Ouray area of Colorado. Remediation work at this property is substantially complete. If the remediation does not achieve specific performance objectives defined in the consent decree, the State may require Idarado to implement supplemental activities at the site, also as defined in the consent decree. Idarado and the Company have obtained a $5.2 million letter of credit to secure their potential obligations under the consent decree.

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

        The Department of Interior previously notified Dawn that when the lease was terminated, it would seek to hold Dawn and the Company (as Dawn's then 51% owner) liable for any costs incurred as a result of Dawn's failure to comply with the lease and applicable regulations. Other government agencies also might attempt to hold the Company liable for future reclamation or remediation work at the mine or millsite. In early 1999, the EPA proposed that the mine be included on the National Priorities List under CERCLA. If asserted, the Company will vigorously contest any such claims as to its liability. The Company cannot reasonably predict the likelihood or outcome of any future action against Dawn or the Company arising from this matter.

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

         In November 1993, the French government announced its intention to privatize the mining assets of Bureau de Recherches Geologiques et Minieres, the geological and mining bureau of the French government ("BRGM") and in September 1994, BRGM announced its intention to transfer its 24.7% interest in Minera Yanacocha to a third party. The Company and Compania de Minas Buenaventura, S.A. ("Buenaventura"), then 38.0% and 32.3% owners of Minera Yanacocha, respectively, filed suit in Peru to seek enforcement of their preemptive rights with respect to the proposed BRGM transfer. In September 1996, the trial court ruled in favor of the Company and Buenaventura and held that the preemptive rights were triggered in November 1993, and that the value of the 24.7% interest was $109.3 million. In June 1998, the Peruvian Supreme Court issued a resolution upholding the decision.


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

    (c)  Forward Sale Contracts

         On July 23, 1999, the Company entered into a prepaid forward sale contract for approximately 483,333 ounces of gold, with initial net proceeds of $137.2 million, for delivery in June 2005, 2006 and 2007. Additional proceeds will be determined at each delivery date based on the excess of the then existing market price (not to exceed $380 per ounce) over $300 per ounce. The prepaid forward sale contract also includes annual delivery requirements of approximately 35,900 ounces beginning June 2000 through June 2007. Newmont has entered into forward purchase contracts at prices ranging from $263 to $351 per ounce to coincide with these annual deliveries. Initial proceeds from the prepaid forward sale of $137.2 million will be recorded as deferred revenue from the sale of future production and will be recognized in income when the related gold is delivered.

         In 1996, the Company entered into a forward sales contract that continues through December 2000 for 125,000 ounces of gold per year, from its Minahasa property in Indonesia, at an average price of $454 an ounce.

(10)  Condensed Consolidating Financial Statements

The following condensed consolidating financial statements of Newmont Mining Corporation should be read in conjunction with the consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 1998.

                                                   Newmont     Newmont                             Newmont
Consolidating Statement of Operations               Mining      Gold        Other       Elimi-   Mining Corp.
(In millions)                                        Corp.     Company   Subsidiaries   nations  Consolidated
                                                   --------    -------   ------------   -------  ------------
Three Months Ended June 30, 1999
Sales and other income
  Sales                                             $   --      $ 93.5      $222.3      $   --      $315.8
  Dividends, interest and other - intercompany          --         4.4          --        (4.4)         --
  Dividends, interest and other                         --         5.1        12.1          --        17.2
                                                    ------      ------      ------      ------      ------
                                                        --       103.0       234.4        (4.4)      333.0
                                                    ------      ------      ------      ------      ------
Costs and expenses
  Costs applicable to sales                             --        71.4       126.7          --       198.1
  Depreciation, depletion and amortization              --        18.6        42.6          --        61.2
  Exploration and research                              --         4.8         9.6          --        14.4
  General and administrative                            --        12.4         0.2          --        12.6
  Interest expense - intercompany                       --          --         4.4        (4.4)        0.0
  Interest, net of capitalized interest                 --        10.5         6.6          --        17.1
  Other                                                 --         3.9        (1.3)         --         2.6
                                                    ------      ------      ------      ------      ------
                                                        --       121.6       188.8        (4.4)      306.0
                                                    ------      ------      ------      ------      ------
Pre-tax income (loss) before  minority  interest
and equity loss                                         --       (18.6)       45.6          --        27.0

Income tax (expense) benefit                            --         6.5        (8.5)         --        (2.0)

Minority interest in income of Minera Yanacocha         --          --       (13.0)         --       (13.0)
Equity in income of subsidiaries                       7.1        19.2          --       (26.3)        0.0
Equity in loss of affiliate                             --          --        (4.9)         --        (4.9)
                                                    ------      ------      ------      ------      ------
Net income                                          $  7.1      $  7.1      $ 19.2      $(26.3)     $  7.1
                                                    ======      ======      ======      ======      ======

                                                      Newmont     Newmont                              Newmont
Consolidating Statement of Operations                  Mining      Gold        Other        Elimi-   Mining Corp.
(In millions)                                          Corp.      Company   Subsidiaries    nations  Consolidated
                                                      --------    -------   ------------    -------  ------------
Three Months Ended June 30, 1998
Sales and other income
  Sales                                                $   --     $ 131.7      $ 242.3      $   --     $ 374.0
  Dividends, interest and other - intercompany             --         6.1           --        (6.1)         --
  Dividends, interest and other                            --         0.3          2.3        (0.3)        2.3
                                                       ------     -------      -------      -------     ------
                                                           --       138.1        244.6        (6.4)      376.3
                                                       ------     -------      -------      -------     ------
Costs and expenses
  Costs applicable to sales                                --        94.0        113.9        (0.3)      207.6
  Depreciation, depletion and amortization                 --        23.5         48.1          --        71.6
  Exploration and research                                 --         4.3         12.6          --        16.9
  General and administrative                               --        11.7          0.6          --        12.3
  Interest expense - intercompany                          --          --          6.1        (6.1)         --
  Interest, net of capitalized interest                    --        11.0          8.6          --        19.6
  Other                                                    --        (0.8)         3.4          --         2.6
                                                       ------     -------      -------      -------     ------
                                                           --       143.7        193.3        (6.4)      330.6
                                                       ------     -------      -------      -------     ------

Pre-tax income (loss) before minority interest
 and equity loss                                           --        (5.6)        51.3          --        45.7

Income tax benefit (expense)                               --         2.0         (8.1)         --        (6.1)

Minority interest in income of Minera Yanacocha            --          --        (11.1)         --       (11.1)
Minority interest in income of Newmont Gold Company      (1.7)         --           --          --        (1.7)
Equity in income of subsidiaries                         26.3        29.9           --       (56.2)        0.0
Equity in loss of affiliate                                --          --         (2.2)         --        (2.2)
                                                       ------     -------      -------      -------     ------
Net income                                             $ 24.6     $  26.3      $  29.9      $ (56.2)    $ 24.6
                                                       ======     =======      =======      =======     ======

Six Months Ended June 30, 1999
Sales and other income
  Sales                                                $  --      $ 206.7      $ 436.2      $    --     $642.9
  Dividends, interest and other - intercompany             --         9.0           --         (9.0)        --
  Dividends, interest and other                            --         5.9         14.4           --       20.3
                                                       ------     -------      -------      -------     ------
                                                           --       221.6        450.6         (9.0)     663.2
                                                       ------     -------      -------      -------     ------
Costs and expenses
  Costs applicable to sales                                --       140.5        253.9           --      394.4
  Depreciation, depletion and amortization                 --        37.7         82.3           --      120.0
  Exploration and research                                 --         9.0         16.9           --       25.9
  General and administrative                               --        24.7          0.6           --       25.3
  Interest expense - intercompany                          --          --          9.0         (9.0)      0.0
  Interest, net of capitalized interest                    --        21.7         13.8           --       35.5
  Other                                                    --         4.0          0.3           --        4.3
                                                       ------     -------      -------      -------     ------
                                                           --       237.6        376.8         (9.0)     605.4
                                                       ------     -------      -------      -------     ------
Pre-tax income before minority interest
 and equity loss                                           --       (16.0)        73.8           --       57.8

Income tax (expense) benefit                               --         5.4        (13.1)          --       (7.7)

Minority interest in income of Minera Yanacocha            --          --        (25.1)          --      (25.1)
Equity in income of subsidiaries                         17.0        27.6           --        (44.6)       0.0
Equity in loss of affiliate                                --          --         (8.0)          --       (8.0)
                                                       ------     -------      -------      -------     ------
Net income                                             $ 17.0     $  17.0      $  27.6      $ (44.6)    $ 17.0
                                                       ======     =======      =======      =======     ======

                                                                 Newmont     Newmont                              Newmont
Consolidating Statement of Operations                             Mining      Gold        Other        Elimi-   Mining Corp.
(In millions)                                                      Corp.      Company   Subsidiaries   nations  Consolidated
                                                                 --------    -------   ------------    -------  ------------
Six Months Ended June 30, 1998
Sales and other income
  Sales                                                           $   --     $ 252.7      $ 499.3      $    --     $752.0
  Dividends, interest and other - intercompany                        --        12.2           --        (12.2)        --
  Dividends, interest and other                                       --         9.1          5.3         (0.6)      13.8
                                                                  ------     -------      -------      -------     ------
                                                                      --       274.0        504.6        (12.8)     765.8
                                                                  ------     -------      -------      -------     ------
Costs and expenses
  Costs applicable to sales                                           --       188.6        229.4         (0.6)     417.4
  Depreciation, depletion and amortization                            --        45.6           98           --      143.6
  Exploration and research                                            --         7.7         25.3           --       33.0
  General and administrative                                          --        25.2          1.6           --       26.8
  Interest expense - intercompany                                     --          --         12.2        (12.2)       0.0
  Interest, net of capitalized interest                               --        22.7         17.9           --       40.6
  Other                                                               --        (0.2)         5.8           --        5.6
                                                                  ------     -------      -------      -------     ------
                                                                      --       289.6        390.2        (12.8)     667.0
                                                                  ------     -------      -------      -------     ------

Pre-tax income (loss) before minority interest,  equity loss
  and cumulative effect of a change in accounting principle           --       (15.6)       114.4           --       98.8

Income tax benefit (expense)                                          --         5.4        (19.0)          --      (13.6)

Minority interest in income of Minera Yanacocha                       --          --        (23.3)          --      (23.3)
Minority interest in income of Newmont Gold Company                 (3.7)         --           --           --       (3.7)
Equity in loss of subsidiaries                                      23.5        32.9           --        (56.4)       0.0
Equity in loss of affiliate                                           --          --         (3.3)          --       (3.3)
                                                                  ------     -------      -------      -------     ------

Net income before cumulative effect of a
  change in accounting principle                                    19.8        22.7         68.8        (56.4)      54.9

Cumulative effect of a change in accounting principle                2.2         0.8        (35.9)          --      (32.9)
                                                                  ------     -------      -------      -------     ------
Net income                                                        $ 22.0     $  23.5      $  32.9      $ (56.4)    $ 22.0
                                                                  ======     =======      =======      =======     ======

                                                                  Newmont    Newmont                             Newmont
Consolidating Balance Sheets                                      Mining       Gold       Other       Elimi-   Mining Corp.
(In millions)                                                      Corp.     Company   Subsidiaries   nations  Consolidated
                                                                 --------    -------   ------------   -------  ------------
At June 30, 1999
  Cash and cash equivalents                                      $     --   $    3.7     $   78.2    $      --    $  81.9
  Short-term investments                                               --         --         11.2                    11.2
  Accounts receivable                                                 4.5      377.8         36.7       (381.9)      37.1
  Inventories                                                          --      141.1        194.8           --      335.9
  Other current assets                                                 --       18.2         65.8           --       84.0
                                                                 --------   --------     --------    ---------   --------
      Current assets                                                  4.5      540.8        386.7       (381.9)     550.1
                                                                 --------   --------     --------    ---------   --------
  Property, plant and mine development, net                                    823.3      1,152.6                 1,975.9
  Investment in subsidiaries                                      1,451.9    2,706.2           --     (4,158.1)        --
  Investment in Batu Hijau                                             --         --        351.8                   351.8
  Long-term inventory                                                  --      111.1          6.7                   117.8
  Other long-term assets                                               --      147.4      1,859.7     (1,787.7)     219.4
                                                                 --------   --------     --------    ---------   --------
         Total assets                                            $1,456.4   $4,328.8     $3,757.5    $(6,327.7)  $3,215.0
                                                                 ========   ========     ========    =========   ========
Liabilities
  Current portion of long-term debt                              $     --   $   17.9     $   18.8    $      --   $   36.7
  Accounts payable                                                     --       13.7        394.4       (377.4)      30.7
  Other accrued liabilities                                            --       38.3         81.1                   119.4
                                                                 --------   --------     --------    ---------   --------
      Current liabilities                                              --       69.9        494.3       (377.4)     186.8
                                                                 --------   --------     --------    ---------   --------
  Long-term debt                                                       --      908.5        288.7                 1,197.2
  Reclamation and remediation liabilities                              --       27.3         71.6                    98.9
  Other long-term liabilities                                          --    1,871.2         78.8     (1,792.2)     157.8
                                                                 --------   --------     --------    ---------   --------
      Total liabilities                                                --    2,876.9        933.4     (2,169.6)   1,640.7
                                                                 --------   --------     --------    ---------   --------

Minority interest                                                      --         --        117.9           --      117.9
                                                                 --------   --------     --------    ---------   --------
Stockholders' Equity
  Common stock                                                      267.9         --         56.8        (56.8)     267.9
  Additional paid-in capital                                      1,065.0      592.1      2,229.0     (2,821.1)   1,065.0
  Retained earnings                                                 123.5      859.8        420.4     (1,280.2)     123.5
                                                                 --------   --------     --------    ---------   --------
      Total stockholders' equity                                  1,456.4    1,451.9     $2,706.2     (4,158.1)   1,456.4
                                                                 --------   --------     --------    ---------   --------
         Total liabilities and stockholders' equity              $1,456.4   $4,328.8     $3,757.5    $(6,327.7)  $3,215.0
                                                                 ========   ========     ========    =========   ========

                                                                  Newmont    Newmont                             Newmont
Consolidating Balance Sheets                                      Mining       Gold       Other       Elimi-   Mining Corp.
(In millions)                                                      Corp.     Company   Subsidiaries   nations  Consolidated
                                                                 --------    -------   ------------   -------  ------------
At December 31, 1998
  Cash and cash equivalents                                      $     --   $   21.6     $   57.5    $      --   $   79.1
  Short-term investments                                               --         --         11.8           --       11.8
  Accounts receivable                                                  --      445.6         30.0       (423.6)      52.0
  Inventories                                                          --      122.1        158.3           --      280.4
  Other current assets                                                 --       33.0         56.8           --       89.8
                                                                 --------   --------     --------    ---------   --------
      Current assets                                                   --      622.3        314.4       (423.6)     513.1
                                                                 --------   --------     --------    ---------   --------
  Property, plant and mine development, net                                    856.5      1,192.2                 2,048.7
  Investment in subsidiaries                                      1,444.6    2,817.9           --     (4,262.5)        --
  Investment in Batu Hijau                                             --         --        277.2           --      277.2
  Long-term inventory                                                  --      143.3         16.4           --      159.7
  Other long-term assets                                               --      119.5      2,094.8     (2,026.3)     188.0
                                                                 --------   --------     --------    ---------   --------
         Total assets                                            $1,444.6   $4,559.5     $3,895.0    $(6,712.4)  $3,186.7
                                                                 ========   ========     ========    =========   ========
Liabilities
  Current portion of long-term debt                              $     --   $   17.8     $   29.8    $      --   $   47.6
  Accounts payable                                                    5.1       17.2        439.2       (423.6)      37.9
  Other accrued liabilities                                            --       57.2         69.6           --      126.8
                                                                 --------   --------     --------    ---------   --------
      Current liabilities                                        $    5.1       92.2        538.6       (423.6)     212.3
                                                                 --------   --------     --------    ---------   --------
  Long-term debt                                                       --      902.5        298.6           --    1,201.1
  Reclamation and remediation liabilities                              --       26.3         68.5           --       94.8
  Other long-term liabilities                                          --    2,093.9         78.6     (2,026.3)     146.2
                                                                 --------   --------     --------    ---------   --------
       Total liabilities                                              5.1   $3,114.9        984.3     (2,449.9)   1,654.4
                                                                 --------   --------     --------    ---------   --------

Minority interest                                                      --         --         92.8           --       92.8
                                                                 --------   --------     --------    ---------   --------

Stockholders' Equity
  Common stock                                                      267.5                    56.5        (56.5)     267.5
  Additional paid-in capital                                      1,060.8      592.1      2,154.3     (2,746.4)   1,060.8
  Retained earnings                                                 111.2      852.5        607.1     (1,459.6)     111.2
                                                                 --------   --------     --------    ---------   --------
       Total stockholders' equity                                 1,439.5    1,444.6      2,817.9     (4,262.5)   1,439.5
                                                                 --------   --------     --------    ---------   --------
           Total liabilities and stockholders' equity            $1,444.6   $4,559.5     $3,895.0    $(6,712.4)  $3,186.7
                                                                 ========   ========     ========    =========   ========


                                                                  Newmont    Newmont                             Newmont
Statement of Consolidating Cash Flows                             Mining       Gold       Other       Elimi-   Mining Corp.
(In millions)                                                      Corp.     Company   Subsidiaries   nations  Consolidated
                                                                 --------    -------   ------------   -------  ------------
Six Months Ended June 30, 1999
Operating activities
  Net income                                                     $   17.0   $   17.0     $   27.6    $   (44.6)  $   17.0
  Adjustments to reconcile net income to net                                                                           --
    cash provided by operating activities                            (2.0)     (16.7)       113.9         29.5      124.7
  Change in working capital                                          (5.0)       0.1         29.3           --       24.4
                                                                 --------   --------     --------    ---------   --------
  Net cash provided by (used for) operating activities               10.0        0.4        170.8        (15.1)     166.1
                                                                 --------   --------     --------    ---------   --------

Investing activities
  Additions to property, plant and mine development                    --       (9.1)       (68.2)          --      (77.3)
  Investments in affiliates and Other                                  --         --        (60.5)          --      (60.5)
                                                                 --------   --------     --------    ---------   --------
  Net cash used for investing activities                               --       (9.1)      (128.7)          --     (137.8)
                                                                 --------   --------     --------    ---------   --------

Financing activities
  Net borrowings (repayments)                                          --        6.0        (20.9)          --      (14.9)
  Dividends paid                                                    (10.0)     (15.1)          --         15.1      (10.0)
  Other                                                                --         --         (0.6)          --       (0.6)
                                                                 --------   --------     --------    ---------   --------
Net cash provided by (used for) financing activities                (10.0)      (9.1)       (21.5)        15.1      (25.5)
                                                                 --------   --------     --------    ---------   --------
Net change in cash and cash equivalents                               0.0      (17.8)        20.6           --        2.8
Cash and cash equivalents at beginning of period                       --       21.5         57.6           --       79.1
                                                                 --------   --------     --------    ---------   --------
Cash and cash equivalents at end of period                       $     --   $    3.7     $   78.2    $      --   $   81.9
                                                                 ========   ========     ========    =========   ========

                                                                  Newmont    Newmont                             Newmont
Statement of Consolidating Cash Flows                             Mining       Gold       Other       Elimi-   Mining Corp.
(In millions)                                                      Corp.     Company   Subsidiaries   nations  Consolidated
                                                                 --------    -------   ------------   -------  ------------
Six Months Ended June 30, 1998
Operating activities
  Net income                                                     $   22.0   $   23.5     $   32.9    $   (56.4)  $   22.0
  Adjustments to reconcile net income to net
    cash provided by operating activities                           (12.6)      26.4        152.4         47.0      213.2
  Change in working capital                                            --     (103.9)        39.3           --      (64.6)
                                                                 --------   --------     --------    ---------   --------
  Net cash provided by (used for) operating activities                9.4      (54.0)       224.6         (9.4)     170.6
                                                                 --------   --------     --------    ---------   --------

Investing activities
  Additions to property, plant and mine development                    --      (41.7)       (73.5)          --     (115.2)
  Investments in affiliates and Other                                  --         --       (120.3)          --     (120.3)
                                                                 --------   --------     --------    ---------   --------
  Net cash used for investing activities                               --      (41.7)      (193.8)          --     (235.5)
                                                                 --------   --------     --------    ---------   --------

Financing activities
  Net borrowings (repayments)                                          --       27.0        (44.5)          --      (17.5)
  Dividends paid                                                     (9.4)      (9.4)          --          9.4       (9.4)
  Other                                                                --         --         (0.3)          --       (0.3)
                                                                 --------   --------     --------    ---------   --------
Net cash provided by (used for) financing activities                (9.4)       17.6        (44.8)         9.4      (27.2)
                                                                 --------   --------     --------    ---------   --------
Net decrease in cash and cash equivalents                             0.0      (78.1)       (14.0)         0.0      (92.1)
Cash and cash equivalents at beginning of period                       --       85.1         61.1           --      146.2
                                                                 --------   --------     --------    ---------   --------
Cash and cash equivalents at end of period                       $     --   $    7.0     $   47.1    $      --   $   54.1
                                                                 ========   ========     ========    =========   ========


(11)  Supplementary Data

    The ratio of earnings to fixed charges for the six months ended June 30, 1999 was 1.9. The Company guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.

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

    On October 7, 1998, NMC acquired the minority interest of Newmont Gold Company ("NGC") and NGC became 100%-owned by NMC.

SUMMARY

    Newmont earned $7.1 million ($0.04 per share) and $24.6 million ($0.16 per share) in the second quarter of 1999 and 1998, respectively, and $17.0 million ($0.10 per share) and $22.0 million ($0.14 per share) for the first six months of 1999 and 1998, respectively. Earnings in the 1999 second quarter and six months included an $8.4 million ($0.05 per share) after-tax gain on the sale of the True North Alaska exploration property. Included in the 1998 six-month period was an after-tax charge of $32.9 million ($0.21 per share) for the cumulative effect of a change in accounting principle for start-up costs. Start-up costs for the Batu Hijau copper/gold project in Indonesia, reflected in Equity loss of affiliate, were $4.9 million ($0.03 per share) and $2.2 million ($0.01 per share) in the second quarter of 1999 and 1998, respectively, and $8.0 million ($0.05 per share) and $3.3 million ($0.02 per share) in the first half of 1999 and 1998, respectively.

    Year-to-date earnings in 1999 reflected average realized gold prices of $287 per equity ounce, $35 below those in the 1998 period when approximately 27% of production was sold under commodity instruments at above-market prices. The average realized market price per ounce for the first half of 1999 and 1998 was $281 and $297, respectively. Equity gold production totaled 1,908,600 ounces and 2,070,500 ounces in the first half of 1999 and 1998, respectively.

MARKET CONDITIONS AND RISKS

    COMMODITY PRICES

    Changes in the market price of gold significantly affect Newmont's profitability and cash flow. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, forward selling by producers, central bank sales, purchases and lending, investor sentiment and production levels. During 1998, a decline in gold prices occurred concurrently with a strong U.S. dollar, weakened economies in major global regions such as Asia and Russia, central bank selling and lending and general uncertainties surrounding future actions of central banks, especially those in the European Monetary Union. The gold price fell to a 20-year low of $273 in August 1998 and recovered only modestly before dropping to around $255 per ounce in July 1999 following a central bank gold sale.

    Changes in the market price of copper will also affect Newmont's profitability from its Batu Hijau project in Indonesia that is expected to commence operations in the fourth quarter of 1999.

    Newmont sells most of its gold production at market prices; therefore, revenue, earnings and cash flow are highly leveraged to the gold price. In the past, Newmont has entered into forward sales contracts to protect the selling price for certain anticipated gold production. In early August, Newmont purchased put option contracts for 2.85 million ounces of gold, with a strike price of $270 per ounce, over a 24-month period beginning August 1999 through July 2001. This purchase was paid for by selling call option contracts for 250,000 ounces per year in 2004 and 2005, with a strike price of $350 per ounce, and for 1.0 million and 850,000 ounces in 2008 and 2009, respectively, at an average strike price of $386 per ounce. Total ounces under call option contracts is approximately 4.5% of proven and probable reserves at December 31, 1998. Deferral accounting will be applied to put option contracts such that gains and losses will be recognized in income as the designated production is delivered or sold. Call option contracts do not qualify for deferral accounting and will thus be marked to market at each balance sheet date. Gains and losses on call option contracts will be recognized in other income. Newmont will continue to evaluate transactions that mitigate downside price exposure while preserving the ability to participate in rising commodity price markets for its gold and copper production.

    While gold prices remain at historically low levels, Newmont continues to pursue operating alternatives that maximize cash flow. During 1998, Newmont reduced costs, decreased its workforce, reviewed life-of-mine plans and processing options for optimization and flexibility, and deferred discretionary spending. This effort continues in 1999 and Newmont expects to fund capital expenditures and dividends from operating cash flow without incurring additional debt, excluding project financing for the development of the Batu Hijau project.

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

    During 1997 and 1998, Indonesia experienced a significant devaluation of its currency, the rupiah, with significant recovery during the second quarter of 1999. With improved economic conditions and national parliamentary elections in June 1999, the accompanying social and political unrest have substantially subsided. While uncertainty surrounding the Indonesian situation continues, Newmont's Minahasa operation and Batu Hijau project, located in remote areas, remain largely unaffected. The functional currency for Newmont's Indonesian projects is the U.S. dollar; however, certain receivables, primarily refunds of Value Added Tax, are rupiah-denominated. During the six months ended June 30, 1999 and 1998, $1.2 million and $2.9 million, respectively, was charged to Costs applicable to sales to reflect the devaluation of these receivables.

    RESULTS OF OPERATIONS

       PRODUCTION

    Production and per ounce cash costs are summarized below:

                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                       ---------------------     ---------------------
                                         1999         1998         1999         1998
                                       --------     --------     --------     --------
Equity production ozs. (000):
  Nevada operations                       585.4        734.8      1,192.1      1,462.8
  Mesquite                                 39.9         38.4         81.7         80.4
  La Herradura                              8.9           --         15.6           --
  Minera Yanacocha                        186.7        147.8        360.7        302.3
  Zarafshan-Newmont                        66.9         42.8        121.8         92.7
  Minahasa                                 64.5         73.9        136.7        132.3
                                       --------     --------     --------     --------
       Total                              952.3      1,037.7      1,908.6      2,070.5
                                       ========     ========     ========     ========

Total cash costs per equity ounce:
  Nevada operations                    $    214     $    199     $    212     $    202
  Mesquite                                  165          192          153          195
  La Herradura                              182           --          188           --
  Minera Yanacocha                          111          109          113          106
  Zarafshan-Newmont                         172          258          177          216
  Minahasa                                  124          108          127          119
       Weighted average                $    183     $    182     $    182     $    183

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

    Production in the second quarter and first six months of 1999 decreased 20% and 18%, respectively, from the comparable 1998 period with planned reduced mining rates, lower-grade ores due to mine sequencing and processing oxide ores with moderate refractory content that yield lower recovery. These factors also contributed to increased total cash costs per ounce.

    In early 1999, Newmont and Barrick Gold Corporation agreed to exchange approximately two million ounces of reserves and various land rights on the north Carlin Trend. This exchange, which was finalized on May 3, 1999, created operational and exploration synergies for both companies by consolidating their respective land positions. Among other things, this exchange has accelerated Newmont's access to the high-grade Deep Post deposit and will reduce development costs. Nevada production in 1999 is expected to be somewhat less than the 2.8 million ounces in 1998 with total cash costs per ounce comparable to the $209 realized in 1998. Increased production for the second half of 1999 is expected to be predominantly from the availability of Deep Post ore in the fourth quarter.

    Production at the Mesquite mine, a heap-leach operation in southern California, was consistent with the prior year quarter and first six months, but total cash costs per ounce were $27 and $42 lower, respectively, reflecting lower waste-to-ore mining rates. Production in 1999 is expected to total 180,000 ounces with total cash costs per ounce comparable to the $176 in 1998.

    La Herradura, a 44%-owned joint venture in Mexico, commenced production in mid-1998 and produced 15,600 equity ounces in the first six months of 1999 at a total cash cost of $188 per ounce.

    OVERSEAS OPERATIONS

    Production at Minera Yanacocha in Peru increased 26% to 363,700 ounces (186,700 equity ounces) in the second quarter of 1999 and 19% to 702,400 ounces (360,700 equity ounces) in the first half of 1999 from the comparable 1998 periods. Higher production reflected an increase in ore tons mined and more than offset lower ore grades year-to-date. Total cash costs per ounce increased slightly to $111 and $113 for the quarter and six month periods, respectively. Estimated gold production for 1999 is expected to exceed 1,640,000 ounces (842,000 equity ounces) with somewhat higher total cash costs per ounce than the $95 in 1998.

    In the second quarter and first six months of 1999, production from Zarafshan-Newmont, a 50%-owned joint venture in the Central

Asian Republic of Uzbekistan, increased 56% and 31%, respectively, from the comparable 1998 periods. Increased production primarily resulted from improved recoveries of gold from leach ore. Year-to-date 1999 total cash costs per ounce of $177 were $39 below those in the same 1998 period with increased production. Also, 1998 total cash costs per ounce included an adjustment to reflect lower recovery rates. Production in 1999 is expected to exceed 200,000 equity ounces with total cash costs significantly below the $207 per ounce in 1998.

    In Indonesia, production from Newmont's 80%-owned Minahasa property was 13% lower in the second quarter of 1999, compared with the same 1998 quarter, but 4% higher in the six months ended June 30, 1999 with increased recovery rates. Total cash costs per ounce were somewhat higher in 1999 primarily from higher waste-to-ore ratios. Production is expected to reach approximately 300,000 ounces in 1999 with higher ore grades during the second half of the year. Total cash costs are expected to be below the $127 per ounce in 1998.

    FINANCIAL RESULTS

    Consolidated sales include 100% of Minera Yanacocha production and Newmont equity production elsewhere. The decrease in consolidated sales revenue in the 1999 periods from comparable 1998 periods resulted from the decline in average realized gold prices received and lower production as shown in the following table:

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,
                                                  ---------------------     ---------------------
                                                     1999         1998         1999        1998
                                                  --------     --------     --------     --------
Consolidated sales (in millions)                  $  315.8     $  374.0     $  642.9     $  752.0
Consolidated production ozs. (000)                 1,129.2      1,177.8      2,250.3      2,356.8
Average price realized per consolidated ounce     $    281     $    318     $    287     $    319
Average spot price received per ounce             $    275     $    299     $    281     $    297

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          JUNE 30,                 JUNE 30,
                                                       1999  VS.  1998        1999  VS.  1998
                                                       ---------------        ---------------
Decrease in consolidated sales due to (in millions):
  Consolidated production                                  $ (21.1)               $ (42.8)
  Average gold price received                                (37.1)                 (66.3)
                                                           -------                -------
       Total                                               $ (58.2)               $(109.1)
                                                           =======                =======

    Costs applicable to sales include total cash costs and provisions for estimated final reclamation expenses related to consolidated production. The decrease in costs applicable to sales was primarily attributable to lower production in Nevada.

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                               JUNE 30,              JUNE 30,
                                          ------------------    -----------------
                                           1999       1998       1999       1998
                                          ------     ------     ------     ------
Costs applicable to sales (in millions)
  Nevada operations                       $126.7     $148.1     $254.8     $298.4
  Mesquite                                   6.6        7.6       12.5       16.1
  La Herradura                               1.5         --        2.9         --
  Minera Yanacocha                          43.6       32.8       84.8       66.7
  Zarafshan-Newmont                         11.6       11.0       21.7       20.1
  Minahasa                                   8.1        8.1       17.7       16.1
                                          ------     ------     ------     ------
       Total                              $198.1     $207.6     $394.4     $417.4
                                          ======     ======     ======     ======


    Depreciation, depletion and amortization decreased 15% and 16% in the 1999 quarter and first six months compared with the 1998 periods primarily as a result of a December 1998 reduction in the carrying value of certain Nevada and Mesquite Property, plant and mine development.

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30,              JUNE 30,
                                                            ------------------    -----------------
                                                             1999       1998       1999       1998
                                                            ------     ------     ------     ------
Depreciation, depletion and amortization (in millions):
  Nevada operations                                         $ 29.8     $ 44.7     $ 60.7     $ 87.9
  Mesquite                                                     1.7        4.9        3.5        9.7
  La Herradura                                                 0.5         --        0.9         --
  Minera Yanacocha                                            19.3       13.4       35.0       28.1
  Zarafshan-Newmont                                            2.8        3.0        5.6        5.7
  Minahasa                                                     5.7        5.0       11.5        9.9
  Other                                                        1.4        0.6        2.7        2.4
                                                            ------     ------     ------     ------
       Total                                                $ 61.2     $ 71.6     $119.9     $143.7
                                                            ======     ======     ======     ======

    Exploration and research expenses decreased $2.4 million and $7.1 million in the second quarter and first six months of 1999, respectively, compared with the same periods in 1998 as a result of cash conservation efforts during the low gold price environment.

    Interest, net of capitalized interest was $35.5 million for the six months ended June 30, 1999 and $40.6 million for the same period in 1998. The 1999 decrease reflected a higher proportion of capitalized interest associated with Newmont's investment in Batu Hijau. Dividends, interest and other income included a $13 million gain in 1999 on the sale of the True North Alaska exploration property and $8.3 million in the six months ended June 30, 1998 from business interruption insurance in Nevada.

    Equity loss of affiliate of $8.0 million and $3.3 million for the six months ended June 30, 1999 and 1998, respectively, related to start-up costs at Batu Hijau that must be expensed pursuant to an accounting change adopted in 1998.

      Comprehensive income included, for the six months ended June 30, 1999, an unrealized holding gain of $5.3 million on an investment in Argentina Gold Company, an exploration company that was acquired by another mining company in April 1999.

LIQUIDITY AND CAPITAL RESOURCES

    During the first half of 1999, cash flow from operations ($166.1 million) and proceeds from asset sales ($28.7 million) funded capital expenditures ($77.3 million), net advances to joint ventures and affiliates ($89.3 million), net debt repayments ($13.8 million) and dividends ($10.0 million). Newmont expects that operating cash flows for the 1999 year will fund capital expenditures, advances to affiliates and dividends, assuming gold price realizations comparable to those year-to-date 1999.

    INVESTING ACTIVITIES AND CAPITAL EXPENDITURES

    Capital expenditures were as follows:

                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                         -------------------
                                                          1999         1998
                                                         ------       ------
          Capital expenditures (in millions):
            North American operations                    $ 28.2       $ 59.7
            Overseas operations                            40.0         45.4
            Other projects and capitalized interest         9.1         10.1
                                                         ------       ------
                 Total                                   $ 77.3       $115.2
                                                         ======       ======

    Expenditures for U.S. operations during the first half of 1999 primarily related to activities in Nevada for capitalized mining costs ($16.9 million) and deferred mine development ($3.1 million). Overseas capital expenditures were primarily for Minera Yanacocha ($33.8 million). Capital expenditures in the 1998 period were primarily for Nevada and Minera Yanacocha leach pad expansion projects and Nevada capitalized mining.

    Batu Hijau

    Newmont has a 45% interest in the Batu Hijau project in Indonesia, accounted for on an equity basis. At June 30, 1999 and December 31, 1998, Newmont's investment was $351.8 million and $277.2 million, respectively. Funding of $89.0 million in the first half of 1999 is included in Advances to joint venture and affiliates. The project is 95% complete and remains on schedule for a fourth quarter start-up.

    Batu Hijau contains proven and probable reserves of 10.6 billion pounds of copper (4.8 billion equity pounds) and 11.8 million ounces of gold (5.3 million equity ounces). The projected mine life is in excess of 20 years. The cost for development of the open-pit mine, mill and infrastructure including employee housing, a port, electrical generation facilities, interest during construction, cost escalation and working capital is expected to be between $1.8 billion and $1.9 billion.

    Financing facilities for $1.0 billion are guaranteed by Newmont and its partner, Sumitomo Corporation ("Sumitomo"), 56.25% and 46.75%, respectively, until project completion tests are met, and will be non-recourse thereafter (except for a $125 million contingent support facility that Newmont and Sumitomo will provide). Debt repayments will begin the earlier of six months after project completion or June 15, 2001. At June 30, 1999, $840 million was outstanding under this facility.

    FINANCING ACTIVITIES

    During the first half of 1999, Newmont increased net borrowings under its $1.0 billion revolving credit facility $16.0 million, with $401.0 million outstanding at June 30, 1999 and repaid $20.8 million of project financings for Zarafshan-Newmont and Minera Yanacocha and $10 million of medium term notes.

    In July 1999, long-term debt was reduced $135 million with initial proceeds from a prepaid forward sale contract described in Note 8 (c). The forward sale includes delivery of approximately 483,333 ounces in June 2005, 2006 and 2007 and annual deliveries of 35,900 ounces beginning June 2000 through June 2007.

    OTHER

    On October 7, 1998, NMC acquired the 6.25% minority interest of NGC by merging an NMC subsidiary into NGC and issuing 10.7 million shares of NMC common stock to NGC minority interest stockholders.

    Cash used for accounts payable and accrued expenses of $63.1 million for the first half of 1998 primarily related to the payment of interest, severance and other benefit-related accruals.

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

    Each location has substantially completed all phases of each work stream in all material respects. The estimated cost of the Program is expected to be approximately $3 million, of which $1.9 million had been spent as of June 30, 1999. Remaining costs include implementing contingency plans and testing and certification of new vendors, products and process control components. Newmont does not separately track its internal costs incurred for the Program; however, such costs are principally the related payroll costs for its information systems group.

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


PART II - OTHER INFORMATION

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Registrant's annual meeting of stockholders was held on May 6, 1999.

         All eleven directors nominated to serve as directors of Registrant were elected. The vote was as follows:

                                         Broker
   Nominee                 For          Withheld     Abstentions  Non-Votes
   -------                 ---          ---------    -----------  ---------
R. C. Cambre          139,422,538       1,016,350        0           0
J. T. Curry, Jr.      139,431,470       1,007,418        0           0
J. P. Flannery        139,389,454       1,049,434        0           0
L. I. Higdon, Jr.     139,420,181       1,018,707        0           0
R. J. Miller          138,951,478       1,487,410        0           0
R. A. Plumbridge      139,427,206       1,011,682        0           0
R. H. Quenon          139,404,176       1,034,712        0           0
M. A. Qureshi         139,407,128       1,031,760        0           0
M. K. Reilly          139,450,018         988,870        0           0
J. V. Taranik         139,423,457       1,015,431        0           0
W.I.M. Turner, Jr.    139,405,404       1,033,484        0           0

     The stockholders approved Registrant's Annual Incentive Compensation Plan. The vote was as follows:

              For:                    95,547,886
              Against:                 7,703,395
              Abstentions:             1,551,236
              Broker non-votes:       35,636,371


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits to this report are listed in the Exhibit Index on Page 24 hereof.

(b)  Reports filed on Form 8-K during the quarter ended June 30, 1999
     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NEWMONT MINING CORPORATION
                                              (Registrant)

Date: August 13, 1999                         /s/ BRUCE D. HANSEN
                                              -------------------
                                              Bruce D. Hansen
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

Date: August 13, 1999                         /s/ LINDA K. WHEELER
                                              --------------------
                                              Linda K. Wheeler
                                              Vice President and Controller
                                              (Principal Accounting Officer)

                           Newmont Mining Corporation

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                          ---------------
  12  -  Statement re Computation of Ratio of Earnings to Fixed Charges.

  27  -  Financial Data Schedule.

  99  -  Consulting Agreement between Newmont International Services Limited and
         Robert J. Miller dated April 1, 1999.