Form 10-Q
period 1999-09-30
NEWMONT MINING CORP
filed 1999-11-15
CIK 71824

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                         Commission File Number: 1-1153

                           NEWMONT MINING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    13-1806811
    -----------------------------           ------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
    incorporation or organization)

 1700 Lincoln Street, Denver, Colorado                      80203
----------------------------------------                  ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

There were 167,607,136 shares of common stock outstanding on November 11, 1999.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                      Statements of Consolidated Operations
                        (In thousands, except per share)
                                   (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                      ------------------------------
                                                                           1999             1998
                                                                      -------------     ------------
 Sales and other income
   Sales                                                                 $327,964         $349,918
   Dividends, interest and other                                            9,874            2,654
                                                                         --------         --------
                                                                          337,838          352,572
                                                                         --------         --------
 Costs and expenses
   Costs applicable to sales                                              206,567          206,522
   Depreciation, depletion and amortization                                60,703           72,886
   Exploration and research                                                14,310           18,915
   General and administrative                                              12,562           11,718
   Interest, net of capitalized interest of $6,498
     and $4,027, respectively                                              14,662           19,448
   Other                                                                    4,039           (1,074)
                                                                         --------         ---------
                                                                          312,843          328,415
                                                                         --------         --------
 Operating income                                                          24,995           24,157
 Unrealized mark-to-market loss on written call options                   (51,343)              --
                                                                          -------         --------
 Pre-tax income (loss) before minority interest, equity loss and
   cumulative effect of a change in accounting principle                  (26,348)          24,157
 Income tax benefit                                                         7,816            3,288
 Minority interest in income of Minera Yanacocha                          (19,151)         (19,349)
 Minority interest in income of Newmont Gold Company                           --             (415)
 Equity loss of affiliate                                                  (1,352)          (1,588)
                                                                         --------         --------
 Net income (loss)                                                       $(39,035)        $  6,093
                                                                         ========         ========

 Net income (loss) per common share, basic and diluted                   $  (0.23)        $   0.04
                                                                         ========         ========
 Basic weighted average shares outstanding                                167,523          156,518
 Diluted weighted average shares outstanding                              167,523          156,518

 Cash dividends declared per Newmont Mining Corporation common          $    0.03        $    0.03
   share                                                                =========        =========

                 See Notes to Consolidated Financial Statements

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                      Statements of Consolidated Operations
                        (In thousands, except per share)
                                   (Unaudited)

                                                                            NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                           1999            1998
                                                                       ------------    ------------
  Sales and other income
    Sales                                                               $  970,860      $1,101,947
    Dividends, interest and other                                           30,176          16,417
                                                                        ----------      ----------
                                                                         1,001,036       1,118,364
  Costs and expenses
    Costs applicable to sales                                              601,016         623,964
    Depreciation, depletion and amortization                               180,651         216,536
    Exploration and research                                                40,210          51,905
    General and administrative                                              37,837          38,477
    Interest, net of capitalized interest of $15,936
      and $9,442 respectively                                               50,139          60,092
    Other                                                                    8,359           4,447
                                                                        ----------      ----------
                                                                           918,212         995,421
                                                                        ----------      ----------
  Operating income                                                          82,824         122,943
  Unrealized mark-to-market loss on written call options                   (51,343)             --
                                                                        ----------      ----------
  Pre-tax income before minority interest, equity loss and
    cumulative effect of a change in accounting principle                   31,481         122,943
  Income tax benefit (expense)                                                 102         (10,329)
  Minority interest in income of Minera Yanacocha                          (44,273)        (42,654)
  Minority interest in income of Newmont Gold Company                           --          (4,093)
  Equity loss of affiliate                                                  (9,333)         (4,896)
                                                                        ----------      ----------
  Net income (loss) before cumulative effect of change in
    accounting principle                                                   (22,023)         60,971
  Cumulative effect of a change in accounting principle, net                    --         (32,924)
                                                                        ----------      ----------
  Net income (loss)                                                     $  (22,023)     $   28,047
                                                                        ==========      ==========
  Net income (loss) before cumulative effect of a change in
    accounting principle per common share, basic and diluted            $    (0.13)     $     0.39
                                                                        ==========      ==========
  Net income (loss) per common share, basic and diluted                 $    (0.13)     $     0.18
                                                                        ==========      ==========
  Basic weighted average shares outstanding                                167,412         156,502
  Diluted weighted average shares outstanding                              167,535         156,502

  Cash dividends declared per Newmont Mining Corporation common
    share                                                               $     0.09      $     0.09
                                                                        ==========      ==========

                 See Notes to Consolidated Financial Statements

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                            SEPTEMBER 30,       DECEMBER 31,
                                               1999                 1998
                                            ------------        ------------
 Assets
   Cash and cash equivalents                $    20,745          $   79,086
   Short-term investments                        10,683              11,802
   Accounts receivable                           40,286              52,066
   Put option premium                            23,085                  --
   Inventories                                  317,363             280,371
   Other current assets                          78,807              89,755
                                            -----------          ----------
        Current assets                          490,969             513,080

 Property, plant and mine development, net    1,988,933           2,048,707
 Investment in Batu Hijau                       386,959             277,221
 Long-term inventory                            182,680             159,674
 Other long-term assets                         233,662             188,072
                                            -----------          ----------
        Total assets                        $ 3,283,203          $3,186,754
                                            ===========          ==========
 Liabilities
   Current portion of long-term debt        $    28,096          $   47,575
   Accounts payable                              34,707              37,943
   Other accrued liabilities                    130,256             126,825
                                            -----------          ----------
        Current liabilities                     193,059             212,343

   Long-term debt                             1,073,468           1,201,131
   Reclamation and remediation liabilities      100,810              94,840
   Deferred revenue from sale of future
     production                                 137,198                  --
   Fair value of written call options            88,956                  --
   Other long-term liabilities                  162,713             146,099
                                            -----------          ----------
        Total liabilities                     1,756,204           1,654,413
                                            -----------          ----------
   Contingencies (Notes 3 and 10)

 Minority interest in Minera Yanacocha          117,621              92,808
                                            -----------          ----------
 Stockholders' equity
   Common stock                                 268,128             267,544
   Additional paid-in capital                 1,067,353           1,060,803
   Retained earnings                             73,897             111,186
                                            -----------          ----------
        Total stockholders' equity            1,409,378           1,439,533
                                            -----------          ----------
        Total liabilities and
          stockholders' equity              $ 3,283,203          $3,186,754
                                            ===========          ==========

                 See Notes to Consolidated Financial Statements

                   NEWMONT MINING CORPORATION AND SUBSIDIARIES
                      Statements of Consolidated Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                          ---------------------------
                                                             1999             1998
                                                          -----------     -----------
 Operating activities:
   Net income (loss)                                       $ (22,023)      $  28,047
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation, depletion and amortization              180,651         216,536
       Deferred taxes                                        (46,462)        (16,981)
       Gain on sale of assets, net                           (19,462)             --
       Unrealized loss on written call options                51,343              --
       Amortization of capitalized mining costs               16,188          42,220
       Amortization of put option premium                     12,222              --
       Undistributed earnings of affiliates                    9,333          14,469
       Minority interest, net of dividends                    24,812          28,766
       Cumulative effect of change in accounting
         principle                                                --          32,924
       Other                                                  (2,158)         (8,502)
       (Increase) decrease in operating assets:
         Accounts receivable                                  17,873          23,483
         Inventories                                         (27,099)          6,268
         Other assets                                        (12,027)         (6,057)
       Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                  (298)        (83,520)
         Other liabilities                                    22,300            (849)
                                                           ---------       ----------
 Net cash provided by operating activities                   205,193         276,804
                                                           ---------       ---------
 Investing activities:
     Additions to property, plant and mine development      (159,641)       (175,303)
     Advances to joint venture and affiliates, net          (117,971)        (96,548)
     Proceeds from sale of future gold production, net       137,198              --
     Proceeds from sale of assets                             40,101              --
     Acquisition of additional interest in Minera
       Yanacocha                                                  --         (72,367)
     Other                                                       (20)          8,089
                                                           ---------       ---------
 Net cash used in investing activities                      (100,333)       (336,129)
                                                           ---------       ---------
 Financing activities:
     Repayments of long-term borrowings                     (274,154)        (95,017)
     Proceeds from long-term borrowings                      127,000         104,000
     Net decrease in short-term borrowings                        --         (25,771)
     Dividends paid on common stock                          (15,069)        (14,085)
     Other                                                      (978)           (660)
                                                           ---------       ---------
 Net cash used in financing activities                      (163,201)        (31,533)
                                                           ---------       ---------
 Net change in cash and cash equivalents                     (58,341)        (90,858)
 Cash and cash equivalents at beginning of period             79,086         146,232
                                                           ---------       ---------
 Cash and cash equivalents at end of period                $  20,745       $  55,374
                                                           =========       =========
 Supplemental information:
   Interest paid, net of amounts capitalized of
     $15,936 and $9,442, respectively                      $  56,600       $  68,584
   Income taxes paid                                       $  22,862       $  33,123


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

    Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Inventories

                                              AT SEPTEMBER 30,   AT DECEMBER 31,
                                                   1999               1998
                                              ----------------   ---------------
                                                        (IN THOUSANDS)
     Current:
      Ore and in-process inventories              $160,944          $138,341
      Precious metals                               78,621            62,642
      Materials and supplies                        76,722            78,254
      Other                                          1,076             1,134
                                                  --------          --------
                                                  $317,363          $280,371
                                                  ========          ========
     Non-current:
       Ore in stockpiles                          $182,680          $159,674
                                                  ========          ========


    Ore and in-process inventories at September 30, 1999 reflected a reclassifcation from non-current ore in stockpiles and deferred mining costs.

(3) Batu Hijau

    The Company and Sumitomo Corporation ("Sumitomo") entered into a definitive partnership agreement to develop and operate the Batu Hijau copper/gold deposit in Indonesia. Batu Hijau contains proven and probable reserves of 10.6 billion pounds of copper (4.8 billion equity pounds) and 11.8 million ounces of gold (5.3 million equity ounces). Start-up is progressing during the fourth quarter of 1999, with a projected mine life in excess of 20 years. The estimated cost for development of the Batu Hijau mine is expected to be approximately $1.8 billion.

    The Company has an indirect 45% interest in the entity that owns the Batu Hijau project and Sumitomo has an indirect 35% interest. The remaining 20% interest is held by an unrelated Indonesian company. Until recouping its construction investment, including interest, the Company will recognize 56.25% of Batu Hijau's income. As a result of the ownership structure, the Company accounts for its investment in Batu Hijau as an equity investment and at September 30, 1999 and December 31, 1998, such investment was $387.0 million and $277.2 million, respectively. Differences between 56.25% of the partnership's net assets and the Company's investment include (1) $220 million for the fair market value adjustment recorded by the partnership (in conjunction with the Company's initial contribution of its investment in the entity that owns the project), (2) $26 million for intercompany charges and (3) $122 million for the fair market value adjustment recorded by the Company (in conjunction with its acquisition of the minority interest in NGC). These amounts will be amortized or depreciated upon commencement of production. The Company's investment also excludes $42 million for exploration expenses incurred prior to the formation of the partnership.

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

    Following is summarized financial information for the partnership (in thousands):

                                                             THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                                                  1999          1998             1999         1998
                                                             ------------   ------------     ------------  ------------
Revenues                                                        $     --      $     11         $     --      $     88
Loss before cumulative effect of a change in accounting
  principle                                                       (3,312)         (118)         (18,583)       (3,537)
Net loss                                                          (3,312)       (5,382)         (18,583)      (20,443)
Dividends received                                              $     --      $     --         $     --      $     --


                                                    AT SEPTEMBER 30,        AT DECEMBER 31,
                                                          1999                    1998
                                                    ----------------        ---------------
Current assets                                        $   92,579               $   17,576
Property, plant and mine development,
  net                                                  1,814,739                1,430,260
Other assets                                             154,970                  104,238
Current liabilities                                      152,529                  153,066
Long-term debt                                         1,059,327                  640,000
Minority interest                                     $   35,455               $   17,120


(4) Deferred Revenue

    In July 1999, the Company entered into a prepaid forward sale contract for approximately 483,333 ounces of gold, with initial proceeds of $137.2 million, for delivery in June 2005, 2006 and 2007. Such proceeds were recorded as Deferred Revenue from the Sale of Future Production and will be recognized in income when the related gold is delivered. Additional proceeds will be determined at each delivery date based on the excess of the then existing market price (not to exceed $380 per ounce) over $300 per ounce. The prepaid forward sale contract also included annual delivery requirements of approximately 35,900 ounces beginning June 2000 through June 2007. Newmont has entered into forward purchase contracts at prices increasing from $263 per ounce in 2000 to $354 per ounce in 2007 to coincide with these delivery commitments.

(5) Option Contracts

     In late July and early August 1999, the Company purchased put option contracts for 2.85 million ounces of gold, with a strike price of $270 per ounce. This purchase was paid for by selling call options contracts for 2.35 million ounces at the strike prices noted below and thus no net premium was incurred. Put option contracts for one million ounces were subject to termination if the market price reached $270 per ounce at any time prior to such contracts' expiration date, which was August 2000 through July 2001. These put option contracts were thus terminated in September 1999. As of September 30, 1999, the following contracts were outstanding:

                                      1999        2000          2004         2005        2008          2009
                                  ----------- ------------- ------------ ----------- ------------- -----------
Put options purchased:
  Ounces                            400,000     1,183,333
  Strike price                         $270          $270
Call options sold:
  Ounces                                                       250,000      250,000    1,000,000      850,000
  Average price                                                   $350         $350         $386         $385

    The put options qualify for deferral accounting such that gains and losses on the contracts are recognized as the designated production is delivered or as the options expire. The initial fair value of the options of $37.6 million was recorded as Put Option Premium and is amortized over the term of the options. At September 30, 1999, $12.2 million was amortized, including the premium associated with terminated options. The call option contracts, with an initial fair value of $37.6 million, are marked to market at each reporting date and on September 30, 1999, the fair value of these contracts was $89 million, resulting in a non-cash, unrealized loss of $51.3 million. Call options in 2004 and 2005 terminate if the market price is $240 per ounce or lower at any time prior to expiration.

(6) Dividends, Interest and Other Income

    In the nine months ended September 30, 1999, Dividends, interest and other income included a $13 million gain from the sale of the True North exploration property in Alaska and an $8 million gain from the sale of an investment in another mining company.

(7) Earnings Per Common Share

    Basic and diluted earnings per share calculations were based on 167,523,000 weighted-average shares for the three months ended September 30, 1999 and on 156,518,000 shares for the three months ended September 30, 1998. Basic and diluted earnings per share calculations were based on 167,412,000 and 167,535,000 weighted-average shares, respectively, for the nine months ended September 30, 1999 and on 156,502,000 for the nine months ended September 30,1998. The weighted average shares used for diluted earnings per share calculations included the number of additional common shares, if any, that would have been outstanding if potentially dilutive common shares had been issued (such as common share equivalents for employee stock options).

(8) Accounting Change

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

(9) Segment Information

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

    Financial information relating to the Company's consolidated segments is as follows (in millions):

                                                             THREE MONTHS ENDED SEPTEMBER 30, 1999
                                      -------------------------------------------------------------------------------------
                                      NORTH AMERICAN       MINERA                    ZARAFSHAN-
                                        OPERATIONS       YANACOCHA*     MINAHASA      NEWMONT       OTHER      CONSOLIDATED
                                      --------------     ----------     --------     ----------    --------    ------------
Net sales                                  $169.8          $113.9         $32.0         $20.6       $ (8.3)       $ 328.0
Interest income                                --             1.1            --              --        1.1            2.2
Interest expense                              0.1             1.7            --           0.7         12.2           14.7
Depreciation and amortization                33.1            17.6           5.9           2.8          1.3           60.7
Pre-tax income (loss) before
  Minority interest and Equity
  loss                                       (9.6)           49.2          15.5           5.1        (86.5)         (26.3)
Capital expenditures                         18.4            56.4           4.4           0.7          2.4           82.3

*Not reduced for minority interest

                                                             THREE MONTHS ENDED SEPTEMBER 30, 1998
                                      -------------------------------------------------------------------------------------
                                      NORTH AMERICAN       MINERA                    ZARAFSHAN-
                                        OPERATIONS       YANACOCHA*     MINAHASA      NEWMONT       OTHER      CONSOLIDATED
                                      --------------     ----------     --------     ----------    --------    ------------
Sales                                      $210.2          $109.5         $ 18.2        $ 12.0      $   --        $ 349.9
Interest income                                --             0.7            0.1            --         1.1            1.9
Interest expense                              0.1             2.1             --           1.2        16.0           19.4
Depreciation and amortization                48.8            13.8            5.6           3.1         1.6           72.9
Pre-tax income (loss) before
  Minority interest, Equity loss
  and Cumulative effect of a change
  in accounting principle                    (1.8)           57.6            7.3          (1.0)      (37.9)          24.2
Capital expenditures                         28.3            27.9            1.4           0.3         2.2           60.1

*Not reduced for minority interest

                                                             NINE MONTHS ENDED SEPTEMBER 30, 1998
                                      -------------------------------------------------------------------------------------
                                      NORTH AMERICAN       MINERA                    ZARAFSHAN-
                                        OPERATIONS       YANACOCHA*     MINAHASA      NEWMONT       OTHER      CONSOLIDATED
                                      --------------     ----------     --------     ----------    --------    ------------
Sales                                     $533.5           $310.2        $81.2          $54.3       $  (8.3)      $970.9
Interest income                               --              3.2          0.1             --           3.7          7.0
Interest expense                             0.3              6.0           --            2.1          41.7         50.1
Depreciation and amortization               98.2             52.6         17.4            8.4           4.0        180.6
Pre-tax income (loss) before
  minority interest and equity
  LOSS                                       9.9            117.5         35.4           10.0        (143.5)        31.5
Capital expenditures                        46.6             90.2          9.1            2.2          11.5        159.6

*Not reduced for minority interest

                                                             NINE MONTHS ENDED SEPTEMBER 30, 1998
                                      -------------------------------------------------------------------------------------
                                      NORTH AMERICAN       MINERA                    ZARAFSHAN-
                                        OPERATIONS       YANACOCHA*     MINAHASA      NEWMONT       OTHER      CONSOLIDATED
                                      --------------     ----------     --------     ----------    --------    ------------
Sales                                     $711.7           $283.3         $67.3         $39.6        $  --       $1,101.9
Interest income                               --              2.5           0.1            --          3.4            6.0
Interest expense                             0.3              7.2            --           4.0         48.6           60.1
Depreciation and amortization              146.4             41.8          16.8           9.2          2.3          216.5
Pre-tax income (loss) before
  minority interest, equity loss
  and cumulative effect of a change
  in accounting principle                   85.1            124.6          26.4          (1.8)      (111.4)         122.9
Cumulative effect of a change in
  accounting principle                     (10.6)              --          (1.4)         (2.5)       (18.4)         (32.9)
Capital expenditures                        92.8             62.8           6.5           0.9         12.3          175.3

*Not reduced for minority interest

(10) Contingencies

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

    Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements. At September 30, 1999 and December 31, 1998, $65.5 million and $56.0 million, respectively, were accrued for reclamation and remediation costs relating to currently producing mineral properties.

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

    In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company's best estimate of its liability for these matters, $42.7 million and $44.9 million were accrued for such obligations at September 30, 1999 and December 31, 1998, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 70% greater or 15% lower than the amount accrued at September 30, 1999. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised.

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

    (c) Forward Sale Contracts

    As described in Note (4), the Company entered into a prepaid forward sale contract for approximately 483,333 ounces of gold, with initial net proceeds of $137.2 million, for delivery in June 2005, 2006 and 2007. Additional proceeds will be determined at each delivery date based on the excess of the then existing market price (not to exceed $380 per ounce) over $300 per ounce. The prepaid forward sale contract also includes annual delivery requirements of approximately 35,900 ounces beginning June 2000 through June 2007. Newmont has entered into forward purchase contracts at prices ranging from $263 to $351 per ounce to coincide with these annual deliveries.

    In 1996, the Company entered into a forward sales contract that continues through December 2000 for 125,000 ounces of gold per year, from its Minahasa property in Indonesia, at an average price of $454 an ounce.

(11)  Condensed Consolidating Financial Statements

The following condensed consolidating financial statements of Newmont Mining Corporation should be read in conjunction with the consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 1998.

                                                 NEWMONT          NEWMONT                                       NEWMONT
    CONSOLIDATING STATEMENT OF OPERATIONS         MINING           GOLD          OTHER           ELIMI-       MINING CORP.
                (IN MILLIONS)                      CORP.         COMPANY      SUBSIDIARIES       NATIONS      CONSOLIDATED
                                               -------------   -----------   ---------------   -----------   --------------
Three Months Ended September 30, 1999
Sales and other income
  Sales                                            $   --         $ 84.4          $243.6          $   --         $328.0
  Dividends, interest and other
  - intercompany                                       --            4.5              --            (4.5)            --
  Dividends, interest and other                        --            0.2            10.1            (0.5)           9.8
                                                   ------         ------          ------          ------         ------
                                                       --           89.1           253.7            (5.0)         337.8
                                                   ------         ------          ------          ------         ------
Costs and expenses
  Costs applicable to sales                            --           65.6           141.5            (0.5)         206.6
  Depreciation, depletion and amortization             --           18.8            41.9              --           60.7
  Exploration and research                             --            5.4             8.9              --           14.3
  General and administrative                           --           10.9             1.6              --           12.5
  Interest expense - intercompany                      --             --             4.5            (4.5)            --
  Interest, net of capitalized interest                --            8.3             6.4              --           14.7
  Other                                                --            0.7             3.3              --            4.0
                                                   ------         ------          ------          ------         ------
                                                       --          109.7           208.1            (5.0)         312.8
                                                   ------         ------          ------          ------         ------
Operating income (loss)                                --          (20.6)           45.6              --           25.0
Unrealized mark-to-market loss on call
  options                                              --          (51.3)             --              --          (51.3)
                                                                  ------          ------          ------         ------
Pre-tax income (loss) before minority
  interest and equity loss                             --          (71.9)           45.6              --          (26.3)
Income tax (expense) benefit                           --           21.0           (13.2)             --            7.8
Minority interest in income of Minera
  Yanococha                                            --             --           (19.2)             --          (19.2)
Equity in income (loss) of subsidiaries             (39.0)          11.9              --           (27.1)           0.0
Equity in loss of affiliate                            --             --            (1.3)             --           (1.3)
                                                   ------         ------          ------          ------         ------
Net income (loss)                                  $(39.0)        $(39.0)         $ 11.9          $(27.1)        $(39.0)
                                                   ======         ======          ======          ======         ======

                                                 NEWMONT          NEWMONT                                       NEWMONT
    CONSOLIDATING STATEMENT OF OPERATIONS         MINING           GOLD          OTHER           ELIMI-       MINING CORP.
                (IN MILLIONS)                      CORP.         COMPANY      SUBSIDIARIES       NATIONS      CONSOLIDATED
    -------------------------------------      -------------   -----------   ---------------   -----------   --------------
THREE MONTHS ENDED SEPTEMBER 30, 1998
Sales and other income
  Sales                                           $   --          $118.5          $231.4          $    --         $ 349.9
  Dividends, interest and other - intercompany        --             6.8              --             (6.8)             --
  Dividends, interest and other                       --             0.3             2.4             (0.1)            2.6
                                                  ------          ------          ------           ------         -------
                                                      --           125.6           233.8             (6.9)          352.5
                                                  ------          ------          ------           ------         -------
Costs and expenses
  Costs applicable to sales                           --            90.9           115.7             (0.1)          206.5
  Depreciation, depletion and amortization            --            24.3            48.6               --            72.9
  Exploration and research                            --             4.7            14.2               --            18.9
  General and administrative                          --            11.5             0.2               --            11.7
  Interest expense - intercompany                     --              --             6.8             (6.8)             --
  Interest, net of capitalized interest               --            11.4             8.0               --            19.4
  Other                                               --             0.4            (1.4)              --            (1.0)
                                                  ------          ------          ------           ------         -------
                                                      --           143.2           192.1             (6.9)          328.4
                                                  ------          ------          ------           ------         -------
Pre-tax income (loss) before minority interest
  and equity loss                                     --           (17.6)           41.7               --            24.1
Income tax benefit (expense)                          --             6.2            (2.9)              --             3.3
Minority interest in income of Minera Yanacocha       --              --           (19.3)              --           (19.3)
Minority interest in income of Newmont Gold
  Company                                           (0.4)             --              --               --            (0.4)
Equity in income of subsidiaries                     6.5            17.9              --            (24.4)            0.0
Equity in loss of affiliate                           --              --            (1.6)              --            (1.6)
                                                  ------          ------          ------           ------         -------
Net income                                        $  6.1          $  6.5          $ 17.9           $(24.4)        $   6.1
                                                  ======          ======          ======           ======         =======

NINE MONTHS ENDED SEPTEMBER 30, 1999
Sales and other income
  Sales                                           $   --          $291.1          $679.8           $   --         $ 970.9
  Dividends, interest and other - intercompany        --            13.5              --            (13.5)             --
  Dividends, interest and other                       --             6.1            24.5             (0.5)           30.1
                                                  ------          ------          ------           ------         -------
                                                      --           310.7           704.3            (14.0)        1,001.0
                                                  ------          ------          ------           ------         ------
Costs and expenses
  Costs applicable to sales                           --           206.1           395.4             (0.5)          601.0
  Depreciation, depletion and amortization            --            56.5           124.2               --           180.7
  Exploration and research                            --            14.4            25.8               --            40.2
  General and administrative                          --            35.6             2.2               --            37.8
  Interest expense - intercompany                     --              --            13.5            (13.5)             --
  Interest, net of capitalized interest               --            30.0            20.1               --            50.1
  Other                                               --             4.7             3.7               --             8.4
                                                  ------          ------          ------           ------         -------
                                                      --           347.3           584.9            (14.0)          918.2
                                                  ------          ------          ------           ------         -------
Operating income (loss)                               --           (36.6)          119.4                             82.8
Unrealized mark-to-market loss on call options        --           (51.3)             --                            (51.3)
                                                  ------          ------          ------                          -------
Pre-tax income (loss) before minority interest
  and equity loss                                     --           (87.9)          119.4               --            31.5
Income tax (expense) benefit                          --            26.4           (26.3)              --             0.1
Minority interest in income of Minera Yanacocha       --              --           (44.3)              --           (44.3)
Equity in income (loss) of subsidiaries            (22.0)           39.5              --            (17.5)            0.0
Equity in loss of affiliate                           --              --            (9.3)              --            (9.3)
                                                  ------          ------          ------           ------         -------
Net income (loss)                                 $(22.0)         $(22.0)         $ 39.5           $(17.5)        $ (22.0)
                                                  ======          ======          ======           ======         =======

                                                  NEWMONT        NEWMONT                                       NEWMONT
    CONSOLIDATING STATEMENT OF OPERATIONS         MINING           GOLD          OTHER           ELIMI-       MINING CORP.
                (IN MILLIONS)                      CORP.         COMPANY      SUBSIDIARIES       NATIONS      CONSOLIDATED
    -------------------------------------       ------------   -----------   ---------------   -----------   --------------
NINE MONTHS ENDED SEPTEMBER 30, 1998
Sales and other income
  Sales                                           $  --           $371.1          $730.8          $   --         $1,101.9
  Dividends, interest and other - intercompany       --             19.0              --           (19.0)              --
  Dividends, interest and other                      --              9.5             7.7            (0.8)            16.4
                                                  -----           ------          ------          ------         --------
                                                     --            399.6           738.5           (19.8)         1,118.3
                                                  -----           ------          ------          ------         --------
Costs and expenses
  Costs applicable to sales                          --            279.6           345.2            (0.8)           624.0
  Depreciation, depletion and amortization           --             69.9           146.6              --            216.5
  Exploration and research                           --             12.4            39.5              --             51.9
  General and administrative                         --             36.7             1.8              --             38.5
  Interest expense - intercompany                    --               --            19.0           (19.0)              --
  Interest, net of capitalized interest              --             34.2            25.9              --             60.1
  Other                                              --              0.1             4.3              --              4.4
                                                  -----           ------          ------          ------         --------
                                                     --            432.9           582.3           (19.8)           995.4
                                                  -----           ------          ------          ------         --------
Pre-tax income (loss) before minority
  interest, equity loss and cumulative
  effect of a change in accounting principle         --            (33.3)          156.2              --            122.9
Income tax benefit (expense)                         --             11.6           (21.9)             --            (10.3)
Minority interest in income of Minera Yanacocha      --               --           (42.7)             --            (42.7)
Minority interest in income of Newmont Gold
  Company                                          (4.1)              --              --              --             (4.1)
Equity in loss of subsidiaries                     29.9             50.8              --           (80.7)             0.0
Equity in loss of affiliate                          --               --            (4.9)             --             (4.9)
                                                  -----           ------          ------          ------         --------
Net income before cumulative effect of a
  change in accounting principle                   25.8             29.1            86.7           (80.7)            60.9
Cumulative effect of a change in accounting
  principle                                         2.2              0.8           (35.9)             --            (32.9)
                                                  -----           ------          ------          ------         --------
Net income                                        $28.0           $ 29.9          $ 50.8          $(80.7)        $   28.0
                                                  =====           ======          ======          ======         ========

                                                  NEWMONT        NEWMONT                                       NEWMONT
       CONSOLIDATING BALANCE SHEETS                MINING          GOLD          OTHER           ELIMI-       MINING CORP.
             (IN MILLIONS)                         CORP.         COMPANY      SUBSIDIARIES       NATIONS      CONSOLIDATED
       ----------------------------             ------------   -----------   ---------------   -----------   --------------
AT SEPTEMBER 30, 1999
  Cash and cash equivalents                       $     --        $    6.2       $    14.5       $      --      $   20.7
  Short-term investments                                --              --            10.7              --          10.7
  Accounts receivable                                  7.1           368.5            34.4          (369.7)         40.3
  Inventories                                           --            92.3           225.1              --         317.4
  Other current assets                                  --            31.2            70.7              --         101.9
                                                  --------        --------       ---------       ---------      --------
      Current assets                                   7.1           498.2           355.4          (369.7)        491.0
                                                  --------        --------       ---------       ---------      --------
  Property, plant and mine development, net                          824.0         1,165.0              --       1,989.0
  Investments in consolidated subsidiaries         1,402.3         1,215.6              --        (2,617.9)           --
  Investment in Batu Hijau                              --              --           387.0              --         387.0
  Long-term inventory                                   --           174.8             7.8              --         182.6
  Other long-term assets                                --           177.4           338.2          (282.0)        233.6
                                                  --------        --------       ---------       ---------      --------
     Total assets                                 $1,409.4        $2,890.0       $ 2,253.4       $(3,269.6)     $3,282.2
                                                  ========        ========       =========       =========      ========
Liabilities
  Current portion of long-term debt               $     --        $    8.4       $    19.7       $      --      $   28.1
  Accounts payable                                      --            15.3           382.0          (362.6)         34.7
  Other accrued liabilities                             --            46.9            83.4              --         130.3
                                                  --------        --------       ---------       ---------      --------
      Current liabilities                               --            70.6           485.1          (362.6)        193.1
                                                  --------        --------       ---------       ---------      --------
  Long-term debt                                        --           790.1           283.3              --       1,073.4
  Reclamation and remediation liabilities               --            28.4            72.4              --         100.8
  Deferred revenue from sale of future
    production                                          --           137.2              --              --         137.2
  Fair value of call options                            --            89.0              --              --          89.0
  Other long-term liabilities                           --           372.4            79.4          (289.1)        162.7
                                                  --------        --------       ---------       ---------      --------
      Total liabilities                                 --         1,487.7           920.2          (651.7)      1,756.2
                                                  --------        --------       ---------       ---------      --------
Minority interest                                       --              --           117.6              --         117.6
                                                  --------        --------       ---------       ---------      --------
Stockholders' Equity
  Common stock                                       268.1              --            57.3           (57.3)        268.1
  Additional paid-in capital                       1,067.4           592.1           753.0        (1,345.1)      1,067.4
  Retained earnings                                   73.9           810.2           405.3        (1,215.5)         73.9
                                                  --------        --------       ---------       ---------      --------
       Total stockholders' equity                 $1,409.4        $1,402.3       $ 1,215.6       $(2,617.9)      1,409.4
                                                  --------        --------       ---------       ---------      --------
       Total liabilities and stockholders'
         equity                                   $1,409.4        $2,890.0       $ 2,253.4       $(3,269.6)     $3,283.2
                                                  ========        ========       =========       =========      ========

                                                  NEWMONT        NEWMONT                                       NEWMONT
       CONSOLIDATING BALANCE SHEETS                MINING          GOLD          OTHER           ELIMI-       MINING CORP.
             (IN MILLIONS)                         CORP.         COMPANY      SUBSIDIARIES       NATIONS      CONSOLIDATED
       ----------------------------             ------------   -----------   ---------------   -----------   --------------
AT DECEMBER 31, 1998
  Cash and cash equivalents                       $     --        $   21.6       $    57.5       $      --      $   79.1
  Short-term investments                                --              --            11.8              --          11.8
  Accounts receivable                                   --           445.6            30.0          (423.6)         52.0
  Inventories                                           --           122.1           158.3              --         280.4
  Other current assets                                  --            33.0            56.8              --          89.8
                                                  --------        --------       ---------       ---------      --------
      Current assets                                    --           622.3           314.4          (423.6)        513.1
                                                  --------        --------       ---------       ---------      --------
  Property, plant and mine development, net             --           856.5         1,192.2              --       2,048.7
  Investment in subsidiaries                       1,444.6         2,817.9              --        (4,262.5)           --
  Investment in Batu Hijau                              --              --           277.2              --         277.2
  Long-term inventory                                   --           143.3            16.4              --         159.7
  Other long-term assets                                --           119.5         2,094.8        (2,026.3)        188.0
                                                  --------        --------       ---------       ---------      --------
         Total assets                             $1,444.6        $4,559.5       $ 3,895.0       $(6,712.4)     $3,186.7
                                                  ========        ========       =========       =========      ========
Liabilities
  Current portion of long-term debt               $     --        $   17.8       $    29.8       $      --      $   47.6
  Accounts payable                                     5.1            17.2           439.2          (423.6)         37.9
  Other accrued liabilities                             --            57.2            69.6              --         126.8
                                                  --------        --------       ---------       ---------      --------
      Current liabilities                              5.1            92.2           538.6          (423.6)        212.3
                                                  --------        --------       ---------       ---------      --------
  Long-term debt                                        --           902.5           298.6              --       1,201.1
  Reclamation and remediation liabilities               --            26.3            68.5              --          94.8
  Other long-term liabilities                           --         2,093.9            78.6        (2,026.3)        146.2
                                                  --------        --------       ---------       ---------      --------
       Total liabilities                               5.1         3,114.9           984.3        (2,449.9)      1,654.4
                                                  --------        --------       ---------       ---------      --------
Minority interest                                       --              --            92.8              --          92.8
                                                  --------        --------       ---------       ---------      --------
Stockholders' Equity
   Common stock                                      267.5                            56.5           (56.5)        267.5
   Additional paid-in capital                      1,060.8           592.1         2,154.3        (2,746.4)      1,060.8
   Retained Earnings                                 111.2           852.5           607.1        (1,459.6)        111.2
                                                  --------        --------       ---------       ---------      --------
         Total stockholders' equity               $1,439.5        $1,444.6       $ 2,817.9       $(4,262.5)     $1,439.5
         Total liabilities and stockholders'
           equity                                 $1,444.6        $4,559.5       $ 3,895.0       $(6,712.4)     $3,186.7
                                                  ========        ========       =========       =========      ========

                                                  NEWMONT        NEWMONT                                       NEWMONT
 STATEMENT OF CONSOLIDATING CASH FLOWS             MINING          GOLD          OTHER           ELIMI-       MINING CORP.
             (IN MILLIONS)                         CORP.         COMPANY      SUBSIDIARIES       NATIONS      CONSOLIDATED
 -------------------------------------          ------------   -----------   ---------------   -----------   --------------
 NINE MONTHS ENDED SEPTEMBER 30, 1999
 Operating activities
   Net income (loss)                              $(22.0)         $ (22.0)       $  39.5          $(17.5)        $ (22.0)
   Adjustments to reconcile net income to
     net cash provided by operating
     activities                                     42.1             28.8          158.2            (2.6)          226.5
   Change in working capital                        (5.0)             4.4            1.3              --             0.7
                                                  ------          -------        -------         -------         -------
   Net cash provided by (used for)
     operating activities                           15.1             11.2          199.0           (20.1)          205.2
                                                  ------          -------        -------         -------         -------
 Investing activities
   Additions to property, plant and mine
     development                                      --            (21.8)        (137.9)             --          (159.7)
   Proceeds from sale of future production            --            137.2             --              --           137.2
   Investments in affiliates and Other                --               --          (77.9)             --           (77.9)
                                                  ------          -------        -------         -------         -------
   Net cash provided by (used for)
     investing activities                             --            115.4         (215.8)             --          (100.4)
                                                  ------          -------        -------         -------         -------
 Financing activities
   Net repayments                                     --           (121.8)         (25.3)             --          (147.1)
   Dividends paid                                  (15.1)           (20.1)            --            20.1           (15.1)
   Other                                              --               --           (1.0)             --            (1.0)
                                                  ------          -------        -------         -------         -------
  Net cash provided by (used for)
    financing activities                           (15.1)          (141.9)         (26.3)           20.1          (163.2)
                                                  ------          -------        -------         -------         -------
  Net change in cash and cash equivalents            0.0            (15.3)         (43.1)             --           (58.4)
  Cash and cash equivalents at beginning
    of period                                         --             21.5           57.6              --            79.1
                                                  ------          -------        -------         -------         -------
  Cash and cash equivalents at end of period      $   --          $   6.2        $  14.5         $    --         $  20.7
                                                  ======          =======        =======         =======         =======

                                                  NEWMONT        NEWMONT                                       NEWMONT
 STATEMENT OF CONSOLIDATING CASH FLOWS             MINING          GOLD          OTHER           ELIMI-       MINING CORP.
             (IN MILLIONS)                         CORP.         COMPANY      SUBSIDIARIES       NATIONS      CONSOLIDATED
 -------------------------------------          ------------   -----------   ---------------   -----------   --------------
  NINE MONTHS ENDED SEPTEMBER 30, 1998
  Operating activities
    Net income                                    $ 28.0          $  29.9         $ 50.8          $(80.7)        $  28.0
    Adjustments to reconcile net income to
      net cash provided by operating
      activities                                   (14.0)            44.0          213.7            65.7           309.4
    Change in working capital                         --           (130.8)          70.2              --           (60.6)
                                                  ------          -------         ------          ------         -------
    Net cash provided by (used for) operating
      activities                                    14.0            (56.9)         334.7           (15.0)          276.8
                                                  ------          -------         ------          ------         -------
  Investing activities
    Additions to property, plant and mine
      development                                     --            (49.6)        (125.7)             --          (175.3)
    Investments in affiliates and Other               --               --         (160.8)             --          (160.8)
                                                  ------          -------         ------          ------         -------
    Net cash used for investing activities            --            (49.6)        (286.5)             --          (336.1)
                                                  ------          -------         ------          ------         -------
  Financing activities
    Net borrowings (repayments)                       --             45.2          (62.0)             --           (16.8)
    Dividends paid                                 (14.0)           (15.0)            --            15.0           (14.0)
    Other                                             --               --           (0.7)             --            (0.7)
                                                  ------          -------         ------          ------         -------
  Net cash provided by (used for)
    financing activities                           (14.0)            30.2          (62.7)           15.0           (31.5)
                                                  ------          -------         ------          ------         -------
  Net decrease in cash and cash equivalents          0.0            (76.3)         (14.5)            0.0           (90.8)
  Cash and cash equivalents at beginning of
    period                                            --             85.1           61.1              --           146.2
                                                  ------          -------         ------          ------         -------
  Cash and cash equivalents at end of period      $   --          $   8.8         $ 46.6          $   --         $  55.4
                                                  ======          =======         ======          ======         =======

(12)  Supplementary Data

    The ratio of earnings to fixed charges for the nine months ended September 30, 1999 was 1.1. The Company guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.

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

    On October 7, 1998, NMC acquired the minority interest of Newmont Gold Company ("NGC") and NGC became 100%-owned by NMC.

SUMMARY

    For the three months and nine months ended September 30, 1999, Newmont reported a net loss of $39.0 million ($0.23 per share) and $22.0 million ($0.13 per share). For the comparable 1998 periods, net income was $6.1 million ($0.04 per share) and $28.0 million ($0.18 per share), respectively. Earnings in 1999 included non-cash, unrealized charges of $41.3 million ($0.25 per share), net of tax, related to put and call option contracts. Excluding these non-cash charges, net income was $2.3 million ($0.02 per share) and $19.3 million ($0.12 per share) for the third quarter and first nine months of 1999. Included in the 1998 nine-month period was an after-tax charge of $32.9 million ($0.21 per share) for the cumulative effect of a change in accounting principle for start-up costs. Start-up costs for the Batu Hijau copper/gold project in Indonesia, reflected in Equity loss of affiliate, were $9.3 million ($0.06 per share) and $4.9 million ($0.03 per share) in the nine months ended September 30, 1999 and 1998, respectively.

    Production was 1,043,000 and 2,951,600 equity ounces of gold in the third quarter and year-to-date 1999 periods, respectively, compared with 1,004,400 and 3,074,800 ounces in the same prior year periods. Cash costs per ounce were $174 and $179 for the third quarter and nine months ended September 30, 1999, respectively, compared with $186 and $184 in the 1998 periods. Year-to-date 1999 average realized gold prices were $281 per equity ounce, $33 below those in the 1998 period when approximately 23% of production was sold under commodity instruments at above-market prices.

MARKET CONDITIONS AND RISKS

    COMMODITY PRICES

    Changes in the market price of gold significantly affect Newmont's profitability and cash flow. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, forward selling by producers, central bank sales, purchases and lending, investor sentiment and production levels. During 1998, a decline in gold prices occurred concurrently with a strong U.S. dollar, weakened economies in major global regions such as Asia and Russia, central bank selling and lending and general uncertainties surrounding future actions of central banks, especially those in the European Monetary Union. The gold price fell to a 20-year low of $273 in August 1998 and recovered only modestly before dropping to around $255 per ounce in July 1999 following a central bank gold sale. On September 26, 1999, 15 European central banks announced that they would limit the amount of their gold selling and lending over the next five years. Following this announcement, gold market prices increased to $298 per ounce on September 30, 1999, continued to rise through most of October 1999 and settled back to a $290-per-ounce range in early November 1999.

    Changes in the market price of copper will also affect Newmont's profitability from its Batu Hijau project in Indonesia that is expected to commence operations during the fourth quarter of 1999.

    Newmont sells most of its gold production at market prices; therefore, revenue, earnings and cash flow are highly leveraged to the gold price. As a result of prolonged low gold prices prior to the central bank announcement discussed above, Newmont entered into two put option and call option contracts to provide a measure of price protection. As described in Note (5), Newmont purchased near-term put option contracts for 2.85 million ounces of gold, with a strike price of $270 per ounce. This purchase was paid for by selling call option contracts for 2.35 million ounces, with strike prices between $350 and $392 per ounce. Ounces subject to call option contracts represent approximately 4.5% of proven and probable reserves at December 31,1998 and expire in 2004 through 2009. Newmont has also utilized forward sales contracts in the past to protect the selling price for certain anticipated gold production. Newmont will continue to evaluate transactions that mitigate downside price exposure while preserving the ability to participate in rising commodity price markets for its gold and copper production.

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

    During 1997 and 1998, Indonesia experienced a significant devaluation of its currency, the rupiah, with significant recovery during the second quarter of 1999. With improved economic conditions and national parliamentary elections in June 1999, the accompanying social and political unrest have substantially subsided. While uncertainty surrounding the Indonesian situation continues, Newmont's Minahasa operation and Batu Hijau project, located in remote areas, remain largely unaffected. The functional currency for Newmont's Indonesian projects is the U.S. dollar; however, certain receivables, primarily refunds of Value Added Tax, are rupiah-denominated. During the nine months ended September 30, 1999 and 1998, $2.1 million and $2.0 million, respectively, was charged to Costs applicable to sales to reflect the devaluation of these receivables.

    RESULTS OF OPERATIONS

    PRODUCTION

    Production and per ounce cash costs are summarized below:

                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                    ------------------------------  ----------------------------
                                         1999            1998            1999            1998
                                    --------------  --------------  --------------  ------------
 Equity production ozs. (000):
   Nevada operations                     597.4            675.3         1,789.6         2,138.1
   Mesquite                               42.0             38.5           123.6           118.8
   La Herradura                           10.0              6.6            25.6             6.6
   Minera Yanacocha                      217.5            192.7           578.2           495.0
   Zarafshan-Newmont                      77.8             41.8           199.6           134.5
   Minahasa                               98.3             49.5           235.0           181.8
                                       -------          -------         -------         -------
        Total                          1,043.0          1,004.4         2,951.6         3,074.8
                                       =======          =======         =======         =======

 Total cash costs per equity ounce:
   Nevada operations                   $   218          $   219         $   214         $   208
   Mesquite                                189              144             165             178
   La Herradura                            131              134             165             134
   Minera Yanacocha                         96               84             106              98
   Zarafshan-Newmont                       153              207             168             213
   Minahasa                                 99              156             115             129
        Weighted average               $   174         $    186         $   179         $   184

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

    Production in the third quarter and first nine months of 1999 decreased 12% and 16%, respectively, from the comparable 1998 periods with planned reduced mining rates, lower-grade ores due to mine sequencing and processing oxide ores with moderate refractory content that yield lower recovery. These factors also contributed to increased total cash costs per ounce year-to-date.

    In early 1999, Newmont and Barrick Gold Corporation agreed to exchange approximately two million ounces of reserves and various land rights on the north Carlin Trend. This exchange, which was finalized on May 3, 1999, created operational and exploration synergies for both companies by consolidating their respective land positions. Among other things, this exchange has accelerated Newmont's access to the high-grade Deep Post deposit and will reduce development costs. Nevada production in 1999 is expected to be somewhat less than the 2.8 million ounces in 1998 with total cash costs per ounce somewhat higher than the $209 realized in 1998. Increased production in the fourth quarter of 1999 is expected to be predominantly from the availability of Deep Post ore.

    Production at the Mesquite mine, a heap-leach operation in southern California, was 9% and 4% higher than in the prior year quarter and first nine months, respectively. Total cash costs per ounce were $189 and $165 for the 1999 fourth quarter and year-to-date, respectively. Production in 1999 is expected to be somewhat higher than the 154,000 ounces in 1998, with lower total cash costs per ounce than the $176 in 1998.

    La Herradura, a 44%-owned joint venture in Mexico, commenced production in mid-1998 and produced 25,600 equity ounces in the first nine months of 1999 at a total cash cost of $165 per ounce.

    OVERSEAS OPERATIONS

    Production at Minera Yanacocha in Peru increased 13% to 423,700 ounces (217,500 equity ounces) in the third quarter of 1999 and 17% to 1,126,100 ounces (578,200 equity ounces) in the first nine months of 1999 from the comparable 1998 periods. Higher production reflected an increase in ore tons mined and more than offset lower ore grades year-to-date. Total cash costs per ounce increased to $96 and $106 for the quarter and nine-month periods, respectively. Estimated gold production for 1999 is expected to reach 1,650,000 ounces (847,000 equity ounces) with somewhat higher total cash costs per ounce than the $95 in 1998.

    In the third quarter and first nine months of 1999, production from Zarafshan-Newmont, a 50%-owned joint venture in the Central Asian Republic of Uzbekistan, increased 86% and 48%, respectively, from the comparable 1998 periods. Increased production primarily resulted from improved recoveries of gold from leach ore. Year-to-date 1999 total cash costs per ounce of $168 were $45 below those in the same 1998 period with increased production. Also, 1998 total cash costs per ounce included an adjustment to reflect then anticipated lower recovery rates. Production in 1999 is expected to exceed 250,000 equity ounces with total cash costs significantly below the $207 per ounce in 1998.

    In Indonesia, production from Newmont's 80%-owned Minahasa property was 98% higher in the third quarter of 1999, compared with the same 1998 quarter and 29% higher in the nine months ended September 30, 1999, with increased ore tons mined in the third quarter and higher ore grades and recovery rates in both periods. Total cash costs per ounce declined to $99 and $115 in the third quarter and year-to-date 1999. Production is expected to exceed 300,000 ounces in 1999 with total cash costs below the $127 per ounce in 1998.

    FINANCIAL RESULTS

    Consolidated sales include 100% of Minera Yanacocha production and Newmont equity production elsewhere. For the three and six months ended September 30, 1999, sales included amortization of $12.2 million, primarily related to non-cash premiums associated with put option contracts that expired during the third quarter as described in Note (5). The decrease in consolidated sales revenue in the 1999 periods from comparable 1998 periods resulted from the decline in average realized gold prices received and lower production as shown in the following table:

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                              ------------------------------- -----------------------
                                                   1999            1998            1999            1998
                                              --------------  --------------  --------------  ---------
  Consolidated sales (in millions)               $   340.2       $   349.9       $   983.1       $ 1,101.9
  Consolidated production ozs. (000)               1,249.2         1,187.1         3,499.5         3,543.8
  Average price realized per consolidated
    ounce                                              271       $     295       $     281       $     311
  Average spot price received per ounce          $     265       $     286       $     276       $     294

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                         1999  VS.  1998                 1999  VS.  1998
                                                     -----------------------         -----------------------
  Decrease in consolidated sales due to
    (in millions):
  Consolidated production                                    $ 21.8                         $  (15.2)
  Average gold price received                                 (31.5)                          (103.6)
                                                             ------                         --------
       Total                                                 $( 9.7)                        $ (118.8)
                                                             ======                         ========

    Costs applicable to sales include total cash costs and provisions for estimated final reclamation expenses related to consolidated production. The decrease in costs applicable to sales was primarily attributable to lower production in Nevada.

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                         ------------------------      -----------------------
                                            1999           1998           1999          1998
                                         ---------      ---------      ----------    ---------
   Costs applicable to sales
     (in millions)
     Nevada operations                    $ 131.8        $ 149.3        $ 386.6       $ 447.7
     Mesquite                                 7.9            5.7           20.4          21.9
     La Herradura                             1.4            0.9            4.2           0.9
     Minera Yanacocha                        43.5           34.2          128.5         100.9
     Zarafshan-Newmont                       12.0            8.6           33.7          28.8
     Minahasa                                 9.9            7.8           27.6          23.8
                                          -------        -------        -------       -------
          Total                           $ 206.5        $ 206.5        $ 601.0       $ 624.0
                                          =======        =======        =======       =======


    Depreciation, depletion and amortization decreased 17% in the 1999 periods compared with the 1998 periods primarily as a result of a December 1998 reduction in the carrying value of certain Nevada and Mesquite Property, plant and mine development.

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                       ----------------------       -----------------------
                                                         1999          1998           1999          1998
                                                       ----------  ----------       ---------    ----------
Depreciation, depletion and amortization
  (in millions):
  Nevada operations                                    $ 30.8         $ 43.7         $  91.5       $ 131.6
  Mesquite                                                1.8            4.8             5.3          14.5
  La Herradura                                            0.5            0.3             1.4           0.3
  Minera Yanacocha                                       17.6           13.8            52.6          41.8
  Zarafshan-Newmont                                       3.1            3.1             8.7           9.2
  Minahasa                                                5.9            5.6            17.4          16.8
  Other                                                   1.0            1.6             3.7           2.3
                                                       ------         ------         -------       -------
       Total                                           $ 60.7         $ 72.9         $ 180.6       $ 216.5
                                                       ======         ======         =======       =======

    Exploration and research expenses decreased $4.6 million and $11.7 million in the third quarter and first nine months of 1999, respectively, compared with the same periods in 1998 as a result of cash conservation efforts during the low gold price environment.

    Interest, net of capitalized interest was $14.7 million for the third quarter of 1999 compared with $19.4 million for the 1998 third quarter and $50.1 million for the nine months ended September 30, 1999 compared with $60.1 million for the same 1998 period. The 1999 decrease reflected a reduction of long-term debt and a higher proportion of capitalized interest associated with Newmont's investment in Batu Hijau. Debt was reduced by approximately $135 million from the proceeds of a prepaid forward sale contract as described in Note (4) to the consolidated financial statements.

    Dividends, interest and other income for the nine months ended September 30, 1999 included a $13 million gain on the sale of the True North, Alaska exploration property and $8 million from the sale of an investment in another mining company that occurred in the third quarter of 1999. For the period ended September 30, 1998, $8 million was included for business interruption insurance proceeds in Nevada.

    Unrealized mark-to-market loss on call options of $51.3 million in the 1999 reported periods reflected the difference between the initial fair value of call options contracts and the fair value at September 30, 1999. The fair value of these contracts increased primarily as a result of the significant gold market price increase that occurred during the last week of September 1999.

    Income tax benefit in third quarter and nine-month period of 1999 primarily related to non-cash charges for the unrealized mark-to-market loss and amortization of put option premiums. In the same 1998 periods, the income tax benefit primarily related to inclusion of benefits from the resolution of prior year tax issues.

    Equity loss of affiliate of $9.3 million and $4.9 million for the nine months ended September 30, 1999 and 1998, respectively, related to start-up costs at Batu Hijau that must be expensed pursuant to an accounting change adopted in 1998. The cumulative effective of this accounting change of $32.9 million was included in the year-to-date 1998 results.

LIQUIDITY AND CAPITAL RESOURCES

    During the first nine months of 1999, cash flow from operations of $205.2 million, proceeds from the prepaid forward sale of $137.2 million, proceeds from asset sales of $40.1 million and a portion of cash balances provided funding for capital expenditures ($159.6 million), net advances to joint ventures and affiliates ($118.0 million), net debt repayments ($147.2 million) and dividends ($15.1 million). Newmont expects that operating cash flows for the 1999 year will fund capital expenditures, advances to affiliates and dividends, assuming gold price realizations comparable to those year-to-date 1999.

    INVESTING ACTIVITIES AND CAPITAL EXPENDITURES

    Capital expenditures were as follows:

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                -----------------------
                                                   1999         1998
                                                ---------    ----------
           Capital expenditures
             (in millions):
             North American operations            $ 46.6       $  92.8
             Overseas operations                   101.5          70.2
             Other projects and capitalized
               interest                             11.5          12.3
                                                  ------       -------
                  Total                           $159.6       $ 175.3
                                                  ======       =======


    Expenditures for North American operations during the first nine months of 1999 related to activities in Nevada for capitalized mining costs ($21.8 million) and deferred mine development ($10.5 million). Overseas capital expenditures were primarily for expansion projects at Minera Yanacocha ($90.2 million). Capital expenditures in the 1998 period were primarily for Nevada and Minera Yanacocha leach pad expansion projects and Nevada capitalized mining.

    Batu Hijau

    Newmont has a 45% interest in the Batu Hijau project in Indonesia, accounted for on an equity basis. At September 30, 1999 and December 31, 1998, Newmont's investment was $387.0 million and $277.2 million, respectively. Funding of $129.2 million in the first nine months of 1999 was included in Advances to joint venture and affiliates. Project construction was complete in mid-October 1999 and operations start-up is in progress, with copper concentrate shipments expected in early December 1999.

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

    Financing facilities for $1.0 billion are guaranteed by Newmont and its partner, Sumitomo Corporation ("Sumitomo"), 56.25% and 46.75%, respectively, until project completion tests are met, and will be non-recourse thereafter (except for a $125 million contingent support facility that Newmont and Sumitomo will provide). Debt repayments will begin the earlier of six months after project completion or June 15, 2001. At September 30, 1999, $920 million was outstanding under this facility.

    FINANCING ACTIVITIES

    During the first nine months of 1999, Newmont reduced net borrowings under its $1.0 billion revolving credit facility $104.0 million, with $281.0 million outstanding at September 30, 1999, and reduced net borrowings for project financings for Zarafshan-Newmont and Minera Yanacocha $25.3 million and repaid $10 million of medium term notes.

    In July 1999, long-term debt was reduced $135 million with initial proceeds from a prepaid forward sale contract described in Note (4). The forward sale includes delivery of approximately 483,333 ounces in June 2005, 2006 and 2007 and annual deliveries of 35,900 ounces beginning June 2000 through June 2007.

    OTHER

    On October 7, 1998, NMC acquired the 6.25% minority interest of NGC by merging an NMC subsidiary into NGC and issuing 10.7 million shares of NMC common stock to NGC minority interest stockholders.

    Cash used for accounts payable and accrued expenses of $83.5 million for the first half of 1998 primarily related to the payment of interest, severance and other benefit-related accruals.

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

    Each location has substantially completed all phases of each work stream in all material respects. The estimated cost of the Program is expected to be approximately $3 million, of which $1.9 million had been spent as of September 30, 1999. Remaining costs include implementing contingency plans and testing and certification of new vendors, products and process control components. Newmont does not separately track its internal costs incurred for the Program; however, such costs are principally the related payroll costs for its information systems group.

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

    Where Newmont expresses an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements ("cautionary statements") are disclosed under "Risk Factors" in the Newmont Annual Report on Form 10-K for the year ended December 31, 1998, as well as other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont's ability to control or predict.

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

              None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits to this report are listed in the Exhibit Index on Page 23 hereof.

(b) Reports filed on Form 8-K during the quarter ended September 30,
    1999

               None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NEWMONT MINING CORPORATION
                                             -----------------------------------
                                             (Registrant)

Date: November 12, 1999

                                             /s/ BRUCE D. HANSEN
                                             -----------------------------------
                                             Bruce D. Hansen
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

Date: November 12, 1999

                                             /s/ LINDA K. WHEELER
                                             -----------------------------------
                                             Linda K. Wheeler
                                             Vice President and Controller
                                             (Principal Accounting Officer)

                           Newmont Mining Corporation

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                           DESCRIPTION
   -------          ------------------------------------------------------
       3   -        By-Laws as amended through September 15, 1999 and
                    adopted September 15, 1999.

      10(a)- Employment Agreement between registrant, Newmont Gold Company and Bruce D. Hansen dated September 15, 1999.

      10(b)- Agreement with Respect to Estate Tax Equalization between Newmont Gold Company and John A.S. Dow as Executive and Executive's Spouse dated August 20, 1999.

      12   -        Statement re Computation of Ratio of Earnings to Fixed
                    Charges.

      27   -        Financial Data Schedule.