Form 10-K405
period 1999-12-31
NEWMONT MINING CORP
filed 2000-03-28
CIK 71824

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                  For the Fiscal Year Ended December 31, 1999

                                      or

 [_]
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the Transition Period From       to

                         Commission File Number 1-1153

                          Newmont Mining Corporation
            (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                13-1806811
   (State or Other Jurisdiction of                 (I.R.S. Employer
   Incorporation or Organization)                 Identification No.)

         1700 Lincoln Street
          Denver, Colorado                               80203
   (Address of Principal Executive                    (Zip Code)
              Offices)

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

                                     None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the shares on the New York Stock Exchange) on March 2, 2000 was approximately $3,619,800,000.

  The number of shares of Registrant's common stock outstanding on March 2, 2000 was 167,789,621.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Registrant's annual report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Parts I, II and IV of this report and portions of Registrant's definitive proxy statement submitted to the Registrant's stockholders in connection with its 2000 Annual Meeting to be held on May 4, 2000 are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This document (including information incorporated herein by reference) contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting Newmont Mining Corporation and its subsidiaries. For a discussion of some of these factors see ITEM 1A of this report.
                                    PART I


ITEM 1. BUSINESS

Introduction

  Newmont Mining Corporation was incorporated in 1921 under the laws of Delaware and maintains its corporate headquarters in Denver, Colorado. We are engaged in the production of gold, the exploration for gold and the acquisition and development of gold properties worldwide. We currently produce gold from mines in Nevada and California, and, outside of the United States, from operations in Peru, Indonesia, Mexico and Uzbekistan. In 1999, we also began production of copper concentrates from a copper/gold deposit at a second location in Indonesia. See Item 2. Properties for detailed descriptions of these properties.

  We had revenues from gold sales of $1.4 billion in 1999 and $1.45 billion in 1998. Our 1999 net income was $24.8 million, after a non-cash unrealized loss of $29.1 million for the mark-to-market adjustment on call option contracts. In 1998, we recorded a net loss of $393.4 million as a result of a $424.7 million write-down of assets impaired at the prevailing low gold prices and a $32.9 million charge for the effect of an accounting change.

  Including our subsidiaries, partnerships and joint ventures, we produced
4.18 million equity ounces of gold in 1999 and 4.07 million equity ounces in 1998. Throughout this report we will use the term "equity ounces" to mean that portion of gold produced, or included in proven and probable reserves, which is attributable to our ownership interest.

  Approximately 64% of our gold production in 1999 came from U.S. operations and 36% from foreign operations. In 1999, 55% of our foreign production, or 20% of our total production, was attributable to Minera Yanacocha in Peru. In 1998, 72% of our gold production came from U.S. operations and 28% from foreign operations. At December 31, 1999, approximately 38% of our total long-lived assets were related to our foreign operations, with 20% of that total in Indonesia and 15% in Peru. See Note 17 to the financial statements in the 1999 Annual Report to Stockholders on page 42.

Gold

 Product

  Gold has two main categories of use--product fabrication and bullion investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. End purchasers of official coins and high-karat jewelry frequently are motivated by investment considerations, so that net private bullion purchases alone do not represent the total private investment activity in gold.

  Most of our revenue comes from the sale of refined gold into the international market. The end product at each of Newmont's gold operations, however, is dore bars. Because dore is an alloy consisting mostly of gold but also containing silver, copper and other impurities, the dore bars are sent to refiners to produce bullion that meets the required market standard of 99.95% pure gold. We have refining agreements with six foreign refiners and no U.S. refiners. Under the terms of these agreements, the dore bars are refined for a fee and our share of the refined gold and the separately recovered silver are credited to our accounts or delivered to third parties, except in the case of the dore gold produced in Uzbekistan, which is refined at a local refinery and physically returned to us for shipment to London and sale in the international markets. If we lost the services of any of our refiners we do not believe that there would be any adverse effect due to the availability of alternative refiners, each able to supply all services that we need.

  Gold and copper are commingled in the concentrates produced at Batu Hijau in Indonesia. The gold contained in the concentrates is determined by assay, and its value is applied against the cost of smelting and refining the copper. The gold itself is ultimately recovered as the copper is electrolytically refined.

 Gold Price

  The gold market is characterized by price volatility as illustrated in the following table of annual high, low and average late fixing prices for gold per ounce on the London Bullion Market:

   Year                                                       High Low  Average
   ----                                                       ---- ---- -------
   1990...................................................... $424 $346  $383
   1991...................................................... $403 $344  $362
   1992...................................................... $360 $330  $344
   1993...................................................... $406 $326  $360
   1994...................................................... $396 $370  $384
   1995...................................................... $396 $372  $384
   1996...................................................... $415 $367  $388
   1997...................................................... $367 $283  $331
   1998...................................................... $313 $273  $294
   1999...................................................... $326 $253  $279
   2000 (through March 2).................................... $313 $279  $292

--------
Source of Data: Metals Week and Reuters.

  On March 2, 2000, the late fixing price for gold on the London Bullion Market was $290 per ounce and the spot market price of gold on the New York Commodity Exchange was $288 per ounce.

  The supply of gold consists of a combination of new production from mining and stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and private individuals. In recent years, mine production has accounted for 60%-65% of the total supply of gold. The price of gold is affected by numerous factors beyond our control. Factors tending to put downward pressure on the price of gold include:

  . sales and leasing of gold reserves by governments and central banks,

  . a low rate of inflation and a strong U.S. dollar,

  . global and regional depression or reduced economic activity and

  . speculative trading.

  In the second half of 1997 the price of gold fell sharply, to below $300 per ounce. The price remained low during 1998 and the first eight months of 1999. It reached a 20 year low in the summer of 1999 at which time the gold price was 30% below the average gold price over the three-year period 1994-1996. The principal reason for the price declines was the 1997 sale by the Australian Government of gold reserves, followed by the announcement of a proposed large sale by the Swiss Government of its gold holdings. In addition, in May 1999 Great Britain announced its intention to sell 415 metric tons of gold (approximately 13.3 million ounces) over a period of years. Extensive producer hedging during this period, coupled with speculative short selling of the metal further depressed the price.

  On September 26, 1999, fifteen European central banks agreed to limit the quantity of gold they would sell or lease over the next five years. The previously announced sales by Great Britain, Switzerland and the Netherlands were covered by this agreement. The price of gold immediately began a partial recovery from its 1999 low of $253 per ounce and briefly reached $326 per ounce in October 1999.

 Gold Sales

  Our gold sales are generally made at the average price prevailing during the month in which the gold is delivered plus a "contango" which is essentially an interest factor, from the beginning of the month until the date of delivery.

  See Note 17 to the financial statements in the 1999 Annual Report to Stockholders on page 42 for information regarding major customers and export sales.

Copper

 Product

  Late 1999 saw the first sale of copper concentrates from our Batu Hijau joint venture in Indonesia. The concentrates, which have the consistency of fine sand, contain about 30% copper and about 0.42 ounce per ton of gold. While the revenue from our initial concentrate sale was not significant in 1999, we expect such sales will contribute materially to our cash flow once the project reaches full production in 2002. We deliver and sell the concentrates to smelters in Japan, Korea, Australia and Europe. In 2000, approximately 85% of our production will be sold under long-term contracts, and the balance on the spot market.

  Refined copper, the final product from the treatment of concentrates, is incorporated into wire and cable products for use in the construction, electric utility, communication and transportation industries. Copper is also used in industrial equipment and machinery, consumer products and a variety of other electrical and electronic applications and is used to make brass. Materials that compete with copper include aluminum, plastics, stainless steel and fiber optics.

 Copper Price

  Refined, or cathode, copper is also an internationally traded commodity. The price of copper is quoted on the London Metal Exchange in terms of dollars per metric ton of high grade copper and on the Comex in terms of dollars per pound of high grade copper. The copper market differs from the gold market in that copper prices tend to be cyclical and more directly affected by the worldwide balance of supply and demand. The volatility of the copper market is illustrated by the following table showing the dollar per pound equivalent of the high, low and average price of high grade copper on the London Metal Exchange in each of the last ten years:

   Year                                                     High   Low  Average
   ----                                                     ----- ----- -------
   1990.................................................... $1.47 $1.02  $1.21
   1991.................................................... $1.20 $0.92  $1.05
   1992.................................................... $1.21 $0.89  $1.04
   1993.................................................... $0.91 $0.72  $0.81
   1994.................................................... $1.40 $0.78  $1.05
   1995.................................................... $1.47 $1.23  $1.33
   1996.................................................... $1.29 $0.83  $1.04
   1997.................................................... $1.23 $0.77  $1.03
   1998.................................................... $0.85 $0.65  $0.75
   1999.................................................... $0.84 $0.61  $0.71
   2000 (through March 2).................................. $0.86 $0.78  $0.82

--------
Source of Data: Metal Bulletin

  On March 2, 2000, the closing spot price of high grade copper on the London Metal Exchange was equivalent to $0.78 per pound.

Hedging

  Newmont from time to time uses commodity instruments to protect the selling price of certain anticipated gold and copper production. Although the use of such instruments can protect Newmont against low gold and copper prices, it can also prevent full participation in subsequent increases in the market prices for the covered production. See "Market Conditions and Risks - Metal Price" in Management's Discussion and Analysis in the 1999 Annual Report to Stockholders on page 19; "Results of Operations - Financial Results" in Management's Discussion and Analysis in the 1999 Annual Report to Stockholders on page 21 (last paragraph on page 22); and Notes 2 and 10 to the financial statements in the 1999 Annual Report to Stockholders on pages 30 and 37, respectively.

Licenses and Concessions

  Other than operating licenses for our mining and processing facilities, there are no patents, licenses or franchises material to Newmont's business. In many foreign countries, however, we conduct our mining and exploration activities pursuant to concessions granted by, or under contract with, the host government. These countries include, among others, Indonesia, Peru and Mexico. The concessions and contracts are subject to the usual political risks associated with foreign operations. For a more detailed description of our Indonesian Contracts of Work see page 13 of this report.

Condition of Physical Assets; Insurance and Foreign Investment Risks

  Ours is a capital intensive business, requiring capital investment for the replacement, modernization or expansion of equipment and facilities, and for regular maintenance. See "Liquidity and Capital Resources" in Management's Discussion and Analysis in the 1999 Annual Report to Stockholders on page 23.

  We maintain insurance against property loss and business interruption and insure against risks that are typical in the operation of business in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to liability for environmental impairment.

  Some concern always exists with respect to investment in less developed countries and countries with emerging economies where civil unrest, nationalist movements, political violence or economic crises are endemic. These countries may also pose heightened risks of expropriation of assets, increased taxation and a unilateral modification of concessions and contracts. We have obtained political risk insurance to cover portions of our investments in Peru, Indonesia and Uzbekistan against the risk of expropriation, war, civil unrest and political violence. This insurance is limited to particular risks and is subject to certain exclusions. There can be no assurance that claims would be paid under such insurance in connection with a particular event in any of these countries.

Employees

  There were 9,300 persons employed by Newmont and its affiliates worldwide at December 31, 1999 and 5,700 persons employed by Newmont and its affiliates worldwide at December 31, 1998.

Exploration

  We spent $61.8 million in 1999 for exploration and reserve development and $68.5 million in 1998. For 2000, $69 million is budgeted for exploration. Exploration work is regularly conducted in areas surrounding our existing mines for the purpose of locating additional deposits and determining mine geology. In 1999, nearly one-half of the exploration budget was allocated for work around existing mine sites.

  Our exploration staff consists of 192 geologists, geochemists and geophysicists employing state-of-the-art technology, including airborne geophysical data acquisition systems, satellite location devices and field-portable imaging systems to aid in the location of prospective targets.

  We conduct extensive exploration in Nevada where we own or otherwise control the mineral assets on approximately 1.9 million acres. In 1999, we drilled on 39 distinct targets on 21 separate properties. Exploration efforts in the Carlin area have been focused on high-grade refractory targets near existing deposits. Also in 1999, mine geology programs extended the size and quality of open pit and underground reserves at Carlin.

  In Peru, 1999 exploration led to a 60% increase to reserves at Minera Yanacocha where we have a 51.35% interest. In addition, exploration work on the Minas Conga project to the northeast of Yanacocha, in which we have a 40% interest, continued throughout 1999 with an aggressive drilling campaign. Encouraging porphyry gold-copper mineralization has been identified on two separate targets. Separately, the Northern Peru Joint Venture, 65% owned by Newmont, holds claims on 207,000 acres of prospective ground along north and south extensions of the volcanic belt hosting the Minera Yanacocha deposits. In addition, we are active in Southern Peru. Initial exploration work is underway in these prospective areas and a number of targets have been outlined.

  Elsewhere in South America in 1999, drilling was conducted at the 60% owned Cangrejos project in Equador to determine the potential of a located deposit and investigate its metallurgical characteristics. In Brazil, the Gurupi project, a 50% joint venture, has identified mineralization containing an indicated 2.7 million ounces (1.4 million equity ounces) of gold. Targets were also being explored in Paraguay.

  Newmont's exploration in the Western Pacific focused exclusively on Indonesia in 1999, within Contract of Work areas on the islands of Sumbawa and Lombok and the North Lanut project near Minahasa on the island of Sulawesi.

  A new area of exploration for Newmont in 1999 was Tanzania, where we undertook a joint venture in a prospective area near Lake Victoria.

  In Uzbekistan, we have a 40% interest in the Angren project. Pre-feasibility technical studies and negotiations with the Uzbekistan government were conducted in 1998 but were suspended in late 1999 due to the low price of gold. Elsewhere in Central Asia work continued on prospects in Kyrgyzstan and Kazakhstan.

  Gold exploration is highly speculative in nature, involves many risks and frequently is nonproductive. Success in finding new reserves is the result of a number of factors, including the quality of Newmont's management, its level of geological and technical expertise, the quality of land available for exploration and other factors. Once gold mineralization is discovered, it may take many years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish proven and probable reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that Newmont's exploration programs will result in new gold producing operations.

  From time to time we locate a gold deposit which, while economic, does not meet our investment criteria due to size or location. In 1999, we sold our interest in the True North exploration property near Fairbanks, Alaska, and our shareholding in Argentina Gold Corporation, which held a property in the exploration stage, for an aggregate net gain of $13.6 million.

  With respect to development projects that have no operating history, estimates of proven and probable reserves and cash operating costs are, to a large extent, based upon the interpretation of geologic data obtained from drill holes and other sampling techniques. Feasibility studies are used to derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of the gold from the ore, comparable facility and equipment and operating costs, anticipated climatic conditions and other factors. As a result, it is possible that actual cash operating costs and economic returns may differ significantly from our original estimates. Also, it is not unusual in new mining operations to experience unexpected problems and delays during the start-up phase.

Environmental Matters

 Domestic Operations

  Our gold mining and processing operations within the U.S. are subject to extensive federal, state and local governmental regulations for the protection of the environment, including those relating to the protection of air and water quality, hazardous waste management and mine reclamation. We strive to set industry standards of excellence for our enviromental practices and do not believe that ongoing compliance with current regulations will have a material adverse effect on our competitive position. We do not expect any material impact on our future costs of compliance by reason of existing environmental regulations. Ongoing costs to comply with environmental obligations have not been significant to our total operating costs. Since we are not able to pass on any increases in costs to our customers, new laws and regulations resulting in higher compliance costs could have an adverse effect on our future profitability.

  We estimate that compliance with federal, state and local regulations relating to the protection of the environment required capital expenditures of approximately $2.1 million in 1999 at our domestic operations. We estimate that we will require approximately $1.6 million of capital expenditures for environmental compliance in the U.S. in 2000 and annually thereafter.

  Our Nevada and California gold mining and processing operations generate solid waste that is subject to regulation under the federal Resource Conservation and Recovery Act ("RCRA") and similar laws of the States of Nevada and California. The EPA is developing specific regulations with respect to "extraction" and "beneficiation" wastes from mining operations under Subtitle D of RCRA. We are participating in that process. Currently, there is not a sufficient basis to predict the potential impact on us of such regulations. Wastes from the "processing" of ores and minerals (including refining wastes) at our Nevada and California operations are subject to regulation under Subtitle C of RCRA. We recycle substantially all of the potentially hazardous secondary materials generated during refining operations in compliance with Subtitle C. Such compliance has not had, and is not expected to have, a material adverse impact on our operations.

  Our Nevada and California operations are subject to stringent state permitting regulations for protection of surface and ground water, as well as wildlife. Compliance with existing state regulations has not had, and is not expected to have, a material adverse impact on our operations.

  Mining operations have the potential to produce fugitive dust emissions which are subject to regulation under the laws of the States of Nevada and California. The EPA's current regulations under the federal Clean Air Act, however, exclude fugitive dust from surface mines in determining whether new or expanded sources need permits for construction under the regulations for prevention of significant deterioration of air quality. Compliance with the future regulations promulgated under the Clean Air Act could increase our compliance costs for air pollution control.

 Reclamation and Remediation of Inactive Sites within the U.S.

  We are involved in environmental cleanup obligations arising from past mining activities at three separate locations. We agreed in a 1992 consent decree with the State of Colorado to undertake specific remediation work in the Telluride/Ouray area of Colorado. Remediation work there was completed in 1998 and has met all enviromental standards. If in the future the remediation work, as completed, does not achieve specific performance objectives, as defined in the consent decree, the State of Colorado may require us to do additional work, as specified in the consent decree. We are also defendants in lawsuits brought by the State of Colorado and the U.S. for environmental remediation in the Leadville, Colorado area and, since 1995, we have been engaged in reclamation and remediation activities there pursuant to a partial consent decree. Dawn Mining Company LLC, a 51% owned subsidiary of Newmont, has filed reclamation proposals for an inactive uranium mine formerly leased from the Spokane Indian Tribe in Washington State and a former mill site located near Ford, Washington. At December 31, 1999 on a consolidated basis we had an aggregate $43.6 million accrued for remediation of these and other sites, a decrease of $1.3 million accrued at the end of 1998 as a result of 1999 expenditures and changes in estimated future remediation costs. See "Environmental" in Management's Discussion and Analysis in the 1999 Annual Report to Stockholders on page 24 and Note 19 to the financial statements in the 1999 Annual Report to Stockholders on page 44.

 Foreign Operations

  Our operations outside of the U.S. are also subject to governmental regulations for the protection of the environment. These regulations have not had, and are not expected to have, a material adverse impact on our operations or our competitive position. We have successfully obtained all permits for all new mine and processing operations required under regulations promulgated by the respective national governments in Peru, Uzbekistan and Indonesia. Nevertheless, the adoption of new laws or regulations, or amendments to current laws or regulations, by any of these countries regarding the operations and activities of mining companies could have a material adverse impact by increasing our capital expenditures and operating costs.

  Minera Yanacocha has an advisory role on the Peruvian Ministry of Energy and Mines environmental affairs group to provide technical assistance with the development of achievable environmental strategies for Peru's mining industry.

  We require that all facilities constructed and operated outside of the U.S. comply with a level of environmental protection that is equivalent to that for our U.S. operations. All of the international projects managed by us have adopted and implemented environmental policies and procedures developed by us. We are committed to educating and training mine operators and exploration and environmental personnel to meet the highest levels of environmental standards. We maintain an international environmental compliance program which utilizes state of the art compliance monitoring protocols.

Forward-Looking Statements

  Certain statements contained in this report (including information incorporated by reference) are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. Our forward-looking statements include, without limitation, (i) estimates of future gold production for specific operations and on a consolidated basis, (ii) estimates of future production costs, exploration expenditures and other expenses for specific operations and on a consolidated basis, (iii) estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof, (iv) statements as to the projected development of certain ore deposits, including estimates of development and other capital costs, financing plans with respect thereto and expected production commencement dates, (v) estimates of future costs and other liabilities for certain environmental matters and (vi) estimates of reserves.

  Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by those forward-looking statements. Cautionary statements setting forth important factors that could cause actual results to differ materially from our forward-looking statements are described below in Item 1A and elsewhere throughout this report. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. See "Safe Harbor Statement" in Management's Discussion and Analysis in the 1999 Annual Report to Stockholders on page 25.

  All subsequent written and oral forward-looking statements attributable to Newmont or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. We disclaim any intent or obligation to update publicly any forward-looking statements set forth in this report, or incorporated herein by reference, whether as a result of new information, future events or otherwise.

ITEM 1A. RISK FACTORS

Every investor or potential investor in Newmont should consider the following risks:

Depressed Gold Price

  Any drop in the price of gold adversely impacts our revenues, profits and cash flows. In addition, sustained low prices can

  . reduce revenues further by production cutbacks due to cessation of the mining of deposits or portions of deposits that have become uneconomic at the then prevailing gold price,

  . halt the development of new projects,

  . reduce funds available for exploration, with the result that depleted reserves are not replaced,

  . reduce the existing reserves by removing ore from reserves that cannot be economically mined or treated at prevailing prices or

  . result in the write-off of assets whose value is impaired by low gold prices.

See the discussion under the heading "Gold Price" in Item 1 of this report.

Risk of Losses from Hedging

  We sometimes use commodity market instruments to protect the selling price of a portion of our future production. We also sometimes contract to sell future production at an agreed price. Our net income in 1999 was materially reduced by the recognition of an unrealized non-cash mark-to-market loss on call options we sold in 1999. Similar losses may recur in the future. An increase in the price of gold will likely increase the fair value of such options resulting in non-cash charges against our quarterly income consisting of an "unrealized mark-to-market loss on call options" equal to the difference between the fair value of the options on the date of sale and at the end of a particular quarter. However, over the life of the options, any charges would be restored to income. If the gold price rises above the price for which future production has been sold, we will have an opportunity loss. See "Market Conditions and Risks - Metal Price" in Management's Discussion and Analysis in the 1999 Annual Report to Stockholders on page 19; "Results of Operations - Financial Results" in Management's Discussion and Analysis in the 1999 Annual Report to Stockholders on page 21 (last paragraph on page 22); and Notes 2 and 10 to the financial statements in the 1999 Annual Report to Stockholders on pages 30 and 37, respectively.

Risk that Ore Reserves Will Not Be Replaced

  We produce over four million ounces of gold annually resulting in depletion of over five million ounces from our reserves. The depleted reserves must be replaced by expanding known orebodies or by locating new deposits in order for us to maintain our production levels over the long term. Success in exploration for gold is very uncertain, however, and there is the risk that depletion of reserves will not be offset by discoveries. See page 6 of this report (sixth full paragraph).

Risks Relating to Remediation Costs

  We have conducted remediation work on two sites as a result of liability under the federal Superfund Law. At one of these two sites, remediation requirements have not been finally determined and the ultimate cost cannot be estimated with certainty. At a third site, an inactive uranium mine and mill, significant remediation has not begun due to the failure to date of federal agencies either to agree on a plan which was submitted or to propose a remediation plan of their own. The environmental standards that may ultimately be imposed remain uncertain and there is a risk that the costs of the remediation may exceed the provision we have made for such remediation by amounts which could materially reduce net income in future periods. See also pages 7 and 18 of this report.

Risk from Indonesian Unrest

  We have substantial investments in Indonesia, a nation that since 1997 has undergone financial crises and devaluation of its currency, outbreaks of political and religious violence, changes in national leadership and the secession of East Timor, one of its former provinces. Despite recently held democratic elections, civil unrest, religious and ethnic violence, independence movements and tensions between the civilian government and the military continue to plague the country. These problems heighten the risk of abrupt changes in leadership or in the national policy toward foreign investors, which in turn could result in unilateral modification of concessions or contracts, increased taxation or expropriation of assets. We are currently involved in a dispute over a tax imposed by a governmental subdivision of an Indonesian province, which is described under Item 3. Legal Proceedings, and we have been engaged in exploration activity under a Contract of Work on the island of Lombok, where in January 2000 serious violence broke out, destroying much property and forcing ethnic Chinese inhabitants and foreign tourists to leave the island. Except for these two matters, we are not currently experiencing any significant difficulties as a result of Indonesia's internal problems, but problems could arise in the future that would have a material adverse effect on our cash flow or assets. We have assurances from the Indonesian government that our Contracts of Work will be upheld.

Risk of Loss from Mining Accident or Other Adverse Event at a Mining Location

  At any of our operations, production may fall below historic or estimated levels as a result of mining accidents such as pit wall failure in an open pit mine, cave-ins and flooding. In addition, production may be unexpectedly reduced at a location if, during the course of mining, unfavorable ground conditions are encountered, ore grades are lower than expected or the physical or metallurgical characteristics of the ore are less amenable to mining and treatment than expected or planned.

ITEM 2. PROPERTIES

Tables presenting mine, mill and leach production data for each of the properties described in this Item 2 are set forth on pages 52 to 53 in the 1999 Annual Report to Stockholders.

Nevada

 Production

  Our Nevada operations include Carlin, located west of Elko on the geological feature known as the Carlin Trend which we discovered in 1961, and operations in the Winnemucca Region which were acquired in the 1997 merger with Santa Fe Pacific Gold Corporation. The Carlin Trend is the largest gold district discovered in North America in the last 50 years. The Winnemucca region includes (i) the Twin Creeks mine located near Winnemucca, (ii) the Lone Tree Complex located near Battle Mountain and (iii) a 50% interest in The Rosebud Mining Company, L.L.C. located west of Winnemucca. Production began in 1965 at Carlin, in 1990 at Twin Creeks, in 1991 at Lone Tree and in 1997 at Rosebud.

  Gold production in Nevada totaled 2,498,700 equity ounces in 1999 at a total cash cost of $211 per ounce and 2,769,600 equity ounces in 1998 at a cash cost of $209 per ounce.

  In 1999, ore was mined from nine open-pit deposits and four underground mines. The Deep Post open pit deposit at Carlin is mined by Barrick Goldstrike Mines Inc. under a joint mining agreement. The parties share the cost of mining the ore body in proportion to their interests in the contained gold. Some production initially scheduled for 1998 at Deep Post was deferred due to a pit wall failure that occurred in mid-1997. During 1999, mining resumed in accordance with a revised mine plan. The 50% owned Rosebud underground mine is operated by Hecla Mining Company. All ore mined from Rosebud is transported to Twin Creeks for processing.

 Processing Facilities



   Our operations in Nevada have a number of different ore types and processing techniques. A computerized optimization model is used to determine the best mix of ore types for each processing facility in order to obtain the maximum ounces of gold at the lowest cost from the ores. Gold is extracted from ores that are naturally oxidized by either heap leaching or milling, generally depending on the amount of gold (grade) contained in the ore. Gold contained in ores that are not naturally oxidized, known as refractory or sulfide ores, require more complex processing techniques that are more costly than processing oxide ore. Approximately 71% of Nevada's 1999 year-end proven and probable gold reserves were refractory and the balance were oxide. Nevada's production has increasingly come from higher-cost refractory ores from both deep open pits and underground mines as lower-cost, near-surface oxide ores have been depleted. Refractory ore treatment facilities are expected to generate approximately 58% of Nevada's gold production in 2000, compared with 54% in 1999 and 42% in 1998.

   Higher-grade oxide ores are processed at three oxide mills at Carlin, two at Twin Creeks and one at Lone Tree. The ore is ground into a fine powder and mixed with water in slurry, which then passes through a cyanide leaching circuit where gold is separated. Lower-grade oxide ores are processed using heap leaching where ore is crushed and stacked on impermeable pads. A weak cyanide solution is applied to the top surface of the heaps and dissolves the gold. The gold-bearing solution is collected and pumped to mill facilities to remove the gold by electrowinning or zinc precipitation.

   Higher-grade refractory ores are processed through either a roaster at Carlin or through autoclaves at Twin Creeks or Lone Tree. The roaster heats finely ground ore to a high temperature and burns off the carbon and sulfide minerals that encase the gold. Autoclaves use heat, oxygen and pressure to remove sulfide minerals from the ore. Lower-grade sulfide ores are processed through a flotation plant at Lone Tree or by bio-milling at Carlin. In flotation, ore is finely ground, turned into slurry, then placed in a tank known as a flotation cell. Chemicals are added to the slurry causing the gold-containing sulfides to float in air bubbles to the top of the cell where they can be separated from waste particles that sink to the bottom. The sulfides are removed from the cell and form a concentrate that can then be processed in an autoclave or roaster. Bio-milling incorporates patented technology referred to as bio-oxidation. Bio-oxidation involves inoculation of ore with naturally occurring bacteria that oxidize the sulfides encasing the gold. The ore is then processed through an oxide mill.

  Gold-bearing activated carbon from Carlin's milling and leaching facilities is processed on site at a central carbon processing plant and adjacent smelting facilities. Separate carbon processing facilities are located in the North and South Areas at Twin Creeks with one smelter in the North Area. Lone Tree has two carbon processing facilities. Material from the Lone Tree carbon processing facilities is smelted at Carlin.

 Other Facilities

  Analytical laboratories, maintenance facilities and administration offices are located at Carlin, Twin Creeks and the Lone Tree Complex. We also have an advanced metallurgical research laboratory in Denver, Colorado.

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

 Mineral Rights

  We own, or control through long-term mining leases and unpatented mining claims, all of the minerals and surface area within the boundaries of the present Carlin and Winnemucca Region mining operations areas other than the Rosebud mine. The long-term leases extend for at least the anticipated mine life of those deposits. With respect to a significant portion of the Gold Quarry Mine at Carlin, we own a 10% undivided interest in the mineral rights and lease the remaining 90% on which we pay a royalty equivalent to 18% of the mineral production. The remainder of the Gold Quarry mineral rights are wholly owned or controlled by Newmont, in some cases subject to additional royalties. With respect to certain smaller deposits in the Winnemucca Region, we are obligated to pay royalties on production to third parties that vary from 3% to 5% of production.

  In February 1999, we signed an agreement with Barrick Goldstrike Mines, Inc. to exchange approximately two million ounces of reserves and various land rights on the north Carlin Trend that consolidated our respective land positions in the area. The exchange was completed in May 1999. See "Results of Operations--North American Operations" in Management's Discussion and Analysis in the 1999 Annual Report to Stockholders on page 20.

California

  We have one mine in California, Mesquite, that was acquired in the 1997 merger with Santa Fe Pacific Gold Corporation. It is located in Imperial County in southern California and was acquired by Santa Fe in 1993. It has been producing since 1986. Mining at Mesquite is conducted in two open pits and ore is processed by run-of-mine heap-leaching. Gold production totaled 164,600 ounces in 1999 and 154,000 ounces in 1998. Total cash costs per ounce were $167 and $176 for 1999 and 1998, respectively.

  Gold-bearing activated carbon from leaching facilities is processed at an on-site carbon processing plant and smelter. Maintenance facilities and administration offices are also located at Mesquite. Electric power is supplied by a local utility.

  Mesquite is in its last year of full production and operations will transition to shutdown and reclamation after 2000. Low grade mineralization near existing pits could potentially extend the mine life with a substantial increase in gold prices.

  We own, or control through long-term mining leases and unpatented mining claims, all of the minerals and surface area within the boundaries of the present mining areas of the Mesquite deposits. The long-term leases extend for at least the anticipated mine life of those deposits.

Peru

 Introduction

  We produce gold in Peru through Minera Yanacocha S.R.L., whose properties are located approximately 375 miles north of Lima and 28 miles north of the city of Cajamarca. In 1986, we discovered the Yanacocha gold deposit which has since become the largest gold district in South America. Minera Yanacocha began production in 1993. Prior to 1997, we owned a 38% equity interest in Minera Yanacocha. In 1997, we consolidated Minera Yanacocha in our financial statements following the acquisition of an additional 13.35% interest. The remaining interest is held by Compania de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%). A description of such acquisition is set forth in Note 19 to the financial statements in the 1999 Annual Report to Stockholders on page 44. We operate Minera Yanacocha.

  Minera Yanacocha has mining rights with respect to a large land position, which includes multiple deposits as well as other prospects. Such mining rights were acquired through assignments of concessions granted by the Peruvian government to a related entity. The assignments have a term of 20 years, beginning in the early 1990s, renewable at the option of Minera Yanacocha for another 20 years.

 Production

  Four open-pit mines and three leach pads are in operation at Minera Yanacocha. In late 1999, Minera Yanacocha terminated its contract mining agreement and, as a result, anticipates improved productivity and efficiency by conducting mine operations with its own employees. In 1999, production was 1,655,800 ounces of gold (850,300 equity ounces) at a total cash cost of $103 per ounce as compared to 1998 production of 1,335,800 ounces of gold (685,900 equity ounces) at a total cash cost of $95 per ounce.

  The ore at Minera Yanacocha is not crushed, but transported directly to impermeable leach pads where it is treated with a weak cyanide solution that dissolves the gold. The gold bearing leach solution is collected and pumped through one of two Merrill-Crowe plants to remove the gold from the solution as a zinc-gold precipitate. After the gold is processed from the precipitate and smelted into dore, it is transported from the processing plant by a contractor and refined in Switzerland. Minera Yanacocha's operations are accessible by road. Power for the project is provided pursuant to a four year renewable contractual agreement with a local power company. Backup power is provided by diesel generators owned by Minera Yanacocha.

Uzbekistan

 Introduction

  Newmont has a 50% interest in Zarafshan-Newmont, a joint venture with the State Committee for Geology and Mineral Resources ("State Committee") and Navoi Mining and Metallurgical Combine ("Navoi"), each a state entity of Uzbekistan. The joint venture produces gold by crushing and leaching ore from existing stockpiles of low-grade oxide ore from the nearby government-owned Muruntau mine. The gold produced by Zarafshan-Newmont is sold in international markets for U.S. dollars. Newmont provides technical and managerial support to Zarafshan-Newmont. The State Committee and Navoi guaranteed to furnish Zarafshan-Newmont with 242 million tons of ore with an average grade of 0.036 ounces of gold per ton, containing approximately 8.6 million ounces of gold. At December 31, 1999, approximately 185 million tons of stockpiled ore and ore in process remained at an average grade of 0.033 ounces of gold per ton, containing approximately six million ounces of gold.

 Production

  In 1999, total production was 543,000 ounces of gold (271,500 equity ounces) at a total cash cost of $161 per ounce. In 1998, total production was 374,600 ounces of gold (187,300 equity ounces) at a total cash cost of $207 per ounce.

  Ore from the existing stockpiles is crushed in four stages. The crushed material is transported via conveyor to impermeable leach pads where the ore is treated with a weak cyanide solution that penetrates the ore, dissolving the gold. The pregnant leach solution is collected and pumped through a Merrill-Crowe plant to remove the gold from the solution as a zinc-gold precipitate. After the gold is processed from the precipitate and smelted into dore bars it is refined at the nearby Muruntau gold refinery and then exported. The project has access to air, rail and road transport. There are no significant logistical difficulties for transportation of refined gold. Power for the project is provided pursuant to a contractual arrangement with Navoi, which acquires such power from a local plant.

Indonesia

 Introduction

  We have two operating properties in Indonesia--Minahasa, a gold operation, and Batu Hijau which produces copper/gold concentrates. We own 80% of Minahasa. The remaining 20% interest is a carried interest held by P.T. Tanjung Serapung, an Indonesian company. Because we funded 100% of the construction costs, we are entitled to 100% of the gold production until we recover the bulk of our investment, including interest. We have a 45% interest in Batu Hijau which we own through a partnership with an affiliate of Sumitomo Corporation. Sumitomo holds a 35% interest, and the remaining 20% is a carried interest held by P.T. Pukuafu Indah, an Indonesian company. As a result of this ownership structure, we are accounting for our investment in Batu Hijau as an equity investment. We are entitled to 56.25% of the concentrate production until we recover the bulk of our investment, including interest.

  In Indonesia, rights are granted to private parties to explore for and to develop the mineral resources within defined areas through Contracts of Work entered into with the Indonesian government. In 1986, we entered into fourth generation Contracts of Work with the government covering Minahasa and Batu Hijau. Under the

Contracts of Work, we were granted the exclusive right to explore the contract area, construct any required facilities, extract and process the mineralized materials and sell and export the minerals produced subject to certain Indonesian government approvals and payment of royalties to the Indonesian government. We have the right to continue operating the projects for 30 years, or longer, if approved by the Indonesian government. Under our Contracts of Work, beginning in the sixth year after mining operations commenced (and continuing through the tenth year) a portion of each project not already owned by Indonesian nationals must be offered for sale to the Indonesian government or to Indonesian nationals, thereby potentially reducing our ownership in each project to 49% by the end of the tenth year. The price at which such interest would be offered for sale to the Indonesian parties would be the highest of
(i) the then current replacement cost, (ii) the price at which shares of the project company would be accepted for listing on the Jakarta Stock Exchange or
(iii) the fair market value of such interest as a going concern.

  In April 1997, we entered into a Contract of Work granting us rights to explore an area located near the Minahasa contract area through a new company,
P. T. Newmont Mongondow Mining. We have an 80% interest and the remaining 20% interest is a carried interest held by P. T. Lebong Tandai, an Indonesian company. This Contract of Work is a sixth generation Contract of Work. The major differences between the fourth and sixth generation Contracts of Work are a reduced income tax rate (from 35% to 30%), elimination of the requirement that non-Indonesian parties divest part of their 80% interest and changes in the method of royalty calculation.

 Minahasa

  Our first project in Indonesia, Minahasa, on the island of Sulawesi, is a Newmont discovery and consists of a multi-deposit operation. Production began in August 1996. It is approximately 1,500 miles northeast of Jakarta. Minahasa mines and processes ore from the open pit Mesel deposit and a number of smaller peripheral deposits. These deposits contain both oxidized and refractory gold mineralization.

  Minahasa produced 336,800 ounces of gold in 1999 at a total cash cost of $103 per ounce as compared to 261,000 ounces of gold in 1998 at a total cash cost of $127 per ounce.

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

 Batu Hijau

  Our second project in Indonesia, Batu Hijau, is located on the island of Sumbawa, approximately 950 miles east of Jakarta. Batu Hijau is a large porphyry copper/gold deposit which we discovered in 1990. It is located seven miles from the south coast and nine miles from the west coast of the island and has access to a natural harbor which has been developed for transportation of materials, equipment and copper concentrate. Other facilities at the operation include a coal-fired electrical generating plant, a townsite for the workforce and other ancillary facilities. The total cost of the project was approximately $1.83 billion including capitalized interest during construction and working capital.

  In July 1997, agreements for $1 billion in financing for the Batu Hijau project were signed. The financing is guaranteed by Newmont and Sumitomo Corporation, 56.25% and 43.75%, respectively, until project completion tests are met, and will be non-recourse to Newmont and Sumitomo thereafter. See also
Note 3 to the financial statements in the 1999 Annual Report to Stockholders on page 32.

  Development and construction activities began in 1997 and start-up took place in late 1999. See " Results of Operations - Overseas Operations" discussion in Managements's Discussion and Analysis in the 1999 Annual Report to Stockholders on page 21. The mined ore is transported by truck to a primary crusher. A 4.3 mile conveyer belt carries ore from the primary crusher to a mill complex where it is crushed, ground and mixed in tanks with saltwater and continuously agitated with air. During this process the copper and gold bearing particles rise to the top of the tanks and leave the mill complex as a thickened concentrate slurry which is pumped through a pipeline to a port facility where it is filtered, dried to the consistency of wet sand and stored for shipping.

Mexico

  In Mexico, we have a 44% interest in La Herradura which is located in northwest Sonora, Mexico. It commenced production in June 1998. The Penoles group, Mexico's largest silver producer, holds a 56% interest and is the operator. Mining is conducted in two open pits and the ore is processed by run-of-mine heap-leaching. In 1999, La Herradura produced 91,000 ounces of gold, 40,200 ounces attributable to our interest at a total cash cost of $159 per ounce. In 1998, La Herradura produced 29,200 ounces of gold, 12,900 ounces attributable to our interest at a total cash cost of $115 per ounce.

Proven and Probable Reserves

  Our equity in proven and probable gold reserves was 56.6 million ounces (of which approximately 753,000 ounces have been committed under a prepaid forward sales contract) at December 31, 1999 and 52.6 million ounces at December 31, 1998. In addition, our equity in proven and probable copper reserves was 5.7 billion pounds at December 31, 1999 and 4.8 billion pounds at December 31, 1998. Our equity in proven and probable silver reserves was 182.8 million ounces at December 31, 1999.

  Proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry. Calculations with respect to the estimates of proven and probable gold reserves at December 31, 1999 and 1998 were based on a gold price of $325 per ounce and $350 per ounce, respectively. We believe that if reserve estimates were based on a gold price of $300 per ounce, 1999 year-end proven and probable gold reserves could decrease by approximately 5%.

  The proven and probable reserves figures presented herein are estimates, and no assurance can be given that the indicated levels of recovery of gold, copper and silver will be realized. Ounces of gold and silver or pounds of copper in our proven and probable reserves are prior to any losses during mining or metallurgical treatment. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold, copper and silver, as well as increased production costs or reduced recovery rates, could render our proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves.

            NEWMONT MINING CORPORATION PROVEN AND PROBABLE RESERVES

                                            December 31, 1999                          December 31, 1998
                                  -------------------------------------      -------------------------------------
                                             (100%)            Newmont                  (100%)            Newmont
Deposits/Districts with   Newmont ----------------------------  Equity       ----------------------------  Equity
Proven and Probable       Equity   Tonnage    Grade    Ounces   Ounces        Tonnage    Grade    Ounces   Ounces
Reserves(/1/)               (%)   (000 tons) (oz/ton)  (000)    (000)        (000 tons) (oz/ton)  (000)    (000)
-----------------------   ------- ---------- -------- -------- --------      ---------- -------- -------- --------
Gold
North American(/2/)
 Nevada
 Nevada Open Pit
  Carlin North--Post....    100       1,317   0.501       660      660           9,680   0.180     1,747    1,747
  Carlin North--Genesis
   Complex..............    100      19,844   0.029       571      571          20,306   0.033       665      665
  Carlin North--Other...    100      26,077   0.046     1,188    1,188          26,382   0.050     1,324    1,324
  Carlin South
   (includes Gold
   Quarry)..............    100      78,428   0.059     4,621    4,621         102,638   0.051     5,261    5,261
  Carlin Rain
   District.............    100      13,467   0.026       345      345          14,320   0.025       352      352
  Twin Creeks...........    100      87,112   0.079     6,857    6,857          96,175   0.078     7,484    7,484
  Lone Tree Complex.....    100      36,564   0.063     2,321    2,321          54,883   0.059     3,221    3,221
                                  ---------   -----   -------  -------       ---------   -----    ------   ------
   Total Nevada Open
    Pit.................            262,809   0.063    16,563   16,563         324,384   0.062    20,054   20,054
 Nevada Underground
  Carlin North Area.....    100       8,525   0.495     4,223    4,223           2,551   1.000     1,634    1,634
  Post District.........    100       3,043   0.769     2,341    2,341           2,391   1.000     1,943    1,943
  Goldbug-Barrel........    100                                                  2,917   0.391     1,140    1,140
  Carlin North JV (High
   Desert)..............     60                                                  7,050   0.424     2,993    1,796
  Carlin Rain
   District.............    100         411   0.316       130      130             374   0.270       101      101
  Rosebud...............     50         216   0.323        70       35             484   0.392       190       95
                                  ---------   -----   -------  -------       ---------   -----    ------   ------
   Total Nevada
    Underground.........             12,195   0.555     6,764    6,729          15,767   0.507     8,001    6,709
  Stockpiles and In-
   Process..............    100      99,080   0.048     4,745    4,745          77,147   0.053     4,115    4,115
                                  ---------   -----   -------  -------       ---------   -----    ------   ------
Nevada Totals(/3/)......            374,084   0.075    28,072   28,037         417,298   0.077    32,170   30,878
Mesquite, California....    100      26,231   0.019       488      488          29,007   0.021       595      595
Penoles JV, La
 Herradura,
 Mexico(/4/)............     44      47,745   0.032     1,504      662          52,890   0.031     1,638      721
                                  ---------   -----   -------  -------       ---------   -----    ------   ------
   Total North
    American............            448,060   0.067    30,064   29,187         499,195   0.069    34,403   32,194
Overseas
 Minera Yanacocha, Peru
 Carachugo..............     51     139,310   0.028     3,907    2,006          55,691   0.027     1,491      766
 Maqui Maqui............     51       5,379   0.033       180       92           9,789   0.041       400      205
 San Jose...............     51      45,878   0.023     1,041      535          37,367   0.031     1,154      593
 Yanacocha..............     51     575,063   0.024    13,794    7,083         290,028   0.032     9,227    4,738
 La Quinua (and
  Tapado)...............     51     400,828   0.023     9,285    4,768         273,061   0.026     7,128    3,660
 Cerro Negro............     51      22,511   0.030       667      342          23,943   0.027       657      337
 Cerro Qulish...........     51     110,951   0.028     3,132    1,608
 In-Process.............     51      20,105   0.043       856      440          12,370   0.045       558      287
                                  ---------   -----   -------  -------       ---------   -----    ------   ------
   Total Minera
    Yanacocha(/5/)......          1,320,025   0.025    32,862   16,874         702,249   0.029    20,615   10,586
Zarafshan-Newmont,
 Uzbekistan(/6/)........     50     185,198   0.033     6,059    3,029         202,381   0.034     6,845    3,422
Minahasa,
 Indonesia(/7/).........     80       6,582   0.168     1,104    1,052(/9/)      7,207   0.189     1,364    1,091
Batu Hijau,
 Indonesia(/8/).........     45   1,001,044   0.012    11,823    6,426(/9/)  1,008,036   0.012    11,849    5,332
                                  ---------   -----   -------  -------       ---------   -----    ------   ------
   Total Overseas.......          2,512,849   0.021    51,848   27,381       1,919,873   0.021    40,673   20,431
   Total Worldwide......          2,960,909   0.028    81,912   56,568       2,419,068   0.031    75,076   52,625
                                  =========           =======  =======       =========            ======   ======
Ounces committed under
 prepaid forward sales
 contract...............                                          (753)
                                                               -------
Total after Deduction of
 Prepaid Ounces.........                                        55,815
                                                               =======
                                                               Newmont                                    Newmont
                                                       Silver   Equity                            Silver   Equity
                                   Tonnage    Grade    Ounces   Ounces        Tonnage    Grade    Ounces   Ounces
                                  (000 tons) (oz/ton)  (000)    (000)        (000 tons) (oz/ton)  (000)    (000)
                                  ---------- -------- -------- --------      ---------- -------- -------- --------
Silver
Minera Yanacocha,
 Peru(/5/)
 Yanacocha..............     51     575,063   0.543   312,796  160,621
 La Quinua..............     51     400,828   0.108    43,236   22,202
                                  ---------   -----   -------  -------
   Total................            975,891   0.365   356,032  182,823
                                  =========   =====   =======  =======
                                                               Newmont                                    Newmont
                                                       Copper   Equity                            Copper   Equity
                                   Tonnage    Grade   (million (million       Tonnage    Grade   (million (million
                                  (000 tons)  (Cu%)   pounds)  pounds)       (000 tons)  (Cu%)   pounds)  pounds)
                                  ---------- -------- -------- --------      ---------- -------- -------- --------
Copper
Batu Hijau,
 Indonesia(/8/).........     45   1,001,044   0.524%   10,481    5,697(/9/)  1,008,036   0.525%   10,580    4,761
                                  =========   =====   =======  =======       =========   =====    ======   ======

  Numbers may differ slightly from those reported previously as a result of different deposit groupings yielding different rounding of totals.

--------
(/1/The)term "reserve" means that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.
  The term "economically," as used in the definition of reserve, implies that profitable extraction or production has been established or analytically demonstrated to be viable and justifiable under reasonable investment and market assumptions.
  The term "legally," as used in the definition of reserve, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, there should be a reasonable certainty based on applicable laws and regulations that issuance of permits or resolution of legal issues can be accomplished in a timely manner.
  The term "proven reserves" means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the result of detailed sampling and (c) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established.
  The term "probable reserves" means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.
(/2/Proven)and probable reserves in North America were calculated using different cutoff grades depending on each deposit's properties. The term "cut-off grade" means the lowest grade of mineralized rock that can be included in the reserve in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and milling or leaching facilities available. The cutoffs utilized in 1999 were as follows: oxide leach material not less than 0.004 ounce per ton; oxide mill cutoffs varied; refractory leach materials between 0.013 and 0.060 ounce per ton; refractory mill material not less than 0.039 ounce per ton.
  Proven and probable reserves were calculated using different recoveries depending on each deposit's metallurgical properties and process. The recoveries utilized in 1999 were as follows: oxide leach recoveries ranged from 44% to 80% averaging 66%; oxide mill recoveries ranged from 72% to 96% averaging 86%; refractory leach recoveries ranged from 23% to 70%, averaging 62%; refractory mill recoveries ranged from 85% to 94%, averaging 89%.
(/3/These)reserves are approximately 71% refractory in nature and are not amenable to the direct cyanidation recovery processes currently used for oxide material. Such ore must be oxidized before it is subjected to the normal recovery processes.
(/4/Calculated)using a cut-off grade of 0.01 ounce per ton and a leach recovery of 72%. All ore is oxidized.
(/5/Calculated)using a cut-off grade not less than 0.006 ounce of gold per ton. The cutoff grade is a function of both gold and silver content. The gold leach recoveries ranged from 67% to 82%, depending on each deposit's metallurgical properties. Silver recoveries were estimated at 30%. All ore is oxidized.
(/6/Material)available to Zarafshan-Newmont for processing from designated stockpiles or from other specified sources. Tonnage and gold content of material available to Zarafshan-Newmont for processing from such designated stockpiles or from other specified sources are guaranteed by state entities of Uzbekistan. Material is crushed to liberate the gold and leached. Ore reserves calculated using 61% leach recoveries.
(/7/Calculated)using a cut-off grade of 0.113 ounce per ton and a mill recovery of 90% for refractory material. For oxide material a cut-off grade not less than 0.024 ounce per ton was used and a leach recovery of 62%.
(/8/Based)on a feasibility study completed in 1996 and updated in 1998 and 1999. Operations commenced in late 1999. Production is in the form of a copper-gold concentrate. Average recoveries estimated at 93% for copper and 82% for gold. Cut-off grade and recoveries vary depending on the gold and copper content.
(/9/Reflects)Newmont's economic interest in the underlying reserves of 95.35% with respect to Minahasa and 54.35% with respect to Batu Hijau.

ITEM 3. LEGAL PROCEEDINGS

  In 1998, the government of the Minahasa regency, which is within the Indonesian province of North Sulawesi, purported to enact a tax on overburden removed at our Minahasa mining operation. This local government then asserted a claim against us in a local court for approximately $3 million in taxes and $5 million in consequential damages and counsel fees. We have not paid these fees because we believe the taxes are not valid. In January of 2000, the local court ruled that the mine should be closed pending the final outcome of the case and on March 6, 2000 a higher court affirmed this provisional ruling. The closure ruling is not effective unless formal service is made. We are continuing to operate and have been advised by our Indonesian counsel and the Indonesian Department of Mines that the closure ruling and related claims are without basis under applicable law and in contradiction of our Contract of Work. We will continue to pursue all legal alternatives to oppose this tax and related fees.

  In December 1983, the State of Colorado filed a lawsuit in the U.S. District Court for the District of Colorado under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"), 42 U.S.C. 9601 et seq., seeking clean-up and damages for alleged injury to natural resources due to releases of hazardous substances into the environment. This case, State of Colorado v. ASARCO, Inc., et al. (Civil Action No. 83-C-2388), was consolidated with another action, United States of America v. Apache Energy & Minerals, et al. (Civil Action No. 86-C-1676), which was filed in August 1986. Both cases involve allegations of environmental impairment in the vicinity of Leadville, Colorado, including the area of the operations and property of the Res-ASARCO Joint Venture, the Yak Tunnel, and adjacent property, and seek remedial actions and damages from a number of defendants, including Newmont and Resurrection Mining Company, which is a partner with ASARCO Incorporated in the Res-ASARCO Joint Venture. In August 1994, the Court entered a Partial Consent Decree between and among the U.S., Newmont, Resurrection and certain other defendants. The Partial Consent Decree obligates Resurrection to pay for and perform the cleanup of sources of contamination in various areas, pursuant to the CERCLA administrative process. During 1995 and 1996, Resurrection implemented and completed remedial action at selected locations, and developed feasibility studies which were sent to the EPA for approval in 1997. Remedial activities were conducted in 1999 and will continue in 2000. The precise nature of the final remedial activities is subject to EPA and State of Colorado review and selection and public comment. At this time, the precise remedy and cost have not been fixed. The proposed settlement also requires Resurrection to reimburse the EPA and the State of Colorado for their response costs. The Partial Consent Decree does not resolve certain other potential liabilities, including liability for any natural resource damage and any groundwater or surface water contamination. See Note 19 to the financial statements in the 1999 Annual Report to Stockholders on page 44.

  For a description of the litigation relating to Newmont's ownership interest in Minera Yanacocha see Note 19 to the financial statements in the 1999 Annual Report to Stockholders on page 44.

  Certain appeals have been filed with the Department of Interior Board of Land Appeals in connection with an approved Environmental Impact Statement for the Twin Creeks Mine in Nevada. These appeals seek to impose mitigation and other conditions on the mine operations. We have intervened and do not feel that such appeals have merit. An unfavorable outcome of these appeals, however, could result in additional conditions on operations that may have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  Newmont's executive officers as of March 2, 2000 were:

           Name             Age                      Office
           ----             ---                      ------
Ronald C. Cambre........... 61  Chairman and Chief Executive Officer
Wayne W. Murdy............. 55  Director and President
John A. S. Dow............. 54  Executive Vice President, Exploration
David H. Francisco......... 50  Executive Vice President, Operations
Bruce D. Hansen............     Senior Vice President and Chief Financial
                            42  Officer
Lawrence T. Kurlander......     Senior Vice President and Chief Administrative
                            60  Officer
W. James Mullin............ 54  Senior Vice President, North American Operations
David A. Baker.............     Vice President, Environmental and Government
                            45  Affairs
Patricia A. Flanagan.......     Vice President, Treasurer and Assistant
                             41 Secretary
Joy E. Hansen..............  54 Vice President and General Counsel
Donald G. Karras...........  46 Vice President, Taxes
Linda K. Wheeler...........  46 Vice President and Controller

  There are no family relationships by blood, marriage or adoption among any of the above executive officers of Newmont. All executive officers are elected annually by the Board of Directors of Newmont to serve for one year or until their respective successors are elected and qualify. There is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he or she was selected as an executive officer.

  Mr. Cambre was elected Chairman of Newmont in November 1994 (effective January 1995) and Chief Executive Officer in September 1993 (effective November 1993). He served as President of Newmont from June 1994 through July 1999.

  Mr. Murdy was elected a director of Newmont in September 1999 and President of Newmont in July 1999. He served as Executive Vice President of Newmont from July 1996 to July 1999 and Chief Financial Officer from December 1992 through July 1999. He served as a Senior Vice President of Newmont from December 1992 to July 1996.

  Mr. Dow was elected Executive Vice President, Exploration of Newmont in July 1999. He served as Senior Vice President, Exploration of Newmont from July 1996 through July 1999 and Vice President, Exploration from April 1992 to July 1996.

  Mr. Francisco was elected Executive Vice President, Operations of Newmont in July 1999. He served as Senior Vice President, International Operations of Newmont from May 1997 to July 1999. Previously, he served as Vice President, International Operations of Newmont from July 1995 to May 1997.

  Mr. Hansen was elected Senior Vice President and Chief Financial Officer of Newmont in July 1999. He served as Vice President, Project Development of Newmont from May 1997 to July 1999. Previously, he served as Senior Vice President, Corporate Development of Santa Fe Pacific Gold Corporation, a natural resources company, from April 1994 to May 1997.

  Mr. Kurlander was elected Senior Vice President and Chief Administrative Officer of Newmont in May 1997. Previously, he served as Senior Vice President, Administration of Newmont from March 1994 to May 1997.

  Mr. Mullin was elected Senior Vice President, North American Operations of Newmont in May 1997. Previously, he served as Vice President and Regional Director, Nevada Operations of Newmont from May 1994 to May 1997.

  Mr. Baker was elected Vice President, Environmental and Government Affairs of Newmont in November 1998. He also has served as Vice President, Environmental Affairs of Newmont since 1991.

  Ms. Flanagan was elected a Vice President of Newmont in March 1995 and was elected Treasurer in December 1992. She was appointed Assistant Secretary in June 1992.

  Ms. Hansen was elected Vice President and General Counsel of Newmont in September 1996. Previously, she served as Vice President and Associate General Counsel of Newmont from March 1995 to September 1996.

  Mr. Karras has served as Vice President, Taxes of Newmont since November
1992.

  Ms. Wheeler was elected Vice President of Newmont in November 1998 and Controller of Newmont in May 1997. Previously, she served as Controller of Santa Fe Pacific Gold Corporation, a natural resources company, from May 1994 to May 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Newmont's common stock is listed and principally traded on the New York Stock Exchange (under the symbol "NEM") and is also listed on the Paris Bourse, the Brussels Stock Exchange and the Swiss Stock Exchange. The following table sets forth, for the periods indicated, the high and low sales prices per share of Newmont's common stock as reported on the New York Stock Exchange Composite Tape.

                                                         1999          1998
                                                     ------------- -------------
                                                      High   Low    High   Low
                                                     ------ ------ ------ ------
   First quarter.................................... $21.25 $16.63 $31.63 $23.75
   Second quarter................................... $26.44 $16.63 $34.88 $21.75
   Third quarter.................................... $30.00 $16.38 $25.25 $13.25
   Fourth quarter................................... $30.06 $20.38 $30.31 $16.25

  On March 2, 2000, there were 23,727 stockholders of record of Newmont's common stock. A dividend of $0.03 per share of common stock outstanding was declared in each quarter of 1999 and 1998, or a total of $0.12 per share for each such year. The determination of the amount of future dividends, however, will be made by Newmont's Board of Directors from time to time and will depend on Newmont's future earnings, capital requirements, financial condition and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

                                    1999     1998      1997     1996     1995
                                  -------- --------  -------- -------- --------
                                        (In millions, except per share)
   For the Years Ended
    December 31,
   Sales......................... $1,398.9 $1,453.9  $1,572.8 $1,105.7 $  981.6
   Income (loss) before
    cumulative effect of change
    in accounting principle...... $   24.8 $ (360.5) $   68.4 $   98.6 $  147.7
   Net income (loss)(/1/)........ $   24.8 $ (393.4) $   68.4 $   98.6 $  147.7
   Income (loss) per common
    share:
   Before cumulative effect of
    change in accounting
    principle.................... $   0.15 $  (2.27) $   0.44 $   0.63 $   0.95
   Net income(/1/)............... $   0.15 $  (2.47) $   0.44 $   0.63 $   0.95
   Dividends declared per common
    share........................ $   0.12 $   0.12  $   0.39 $   0.48 $   0.48
   At December 31,
   Total assets.................. $3,383.4 $3,235.4  $3,614.0 $3,282.1 $2,710.0
   Long-term debt, including
    current portion.............. $1,037.5 $1,248.7  $1,222.7 $1,059.1 $  808.5
   Stockholders' equity.......... $1,451.6 $1,439.5  $1,591.1 $1,562.8 $1,267.3

--------
(/1/Net)loss in 1998 includes the cumulative effect of changing the accounting method for start-up costs of $32.9 million ($0.21 per share), net of tax.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information set forth under the caption "Management's Discussion and Analysis" in the 1999 Annual Report to Stockholders on pages 19 through 25 therein is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information set forth under the captions "Market Conditions and Risks", "Results of Operations - Financial Results", Note 2 and Note 10 in the 1999 Annual Report to Stockholders on pages 19 and 20, page 21 (last paragraph on page 22), page 30 and 37, respectively, therein is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information set forth in the 1999 Annual Report to Stockholders on pages 25 through 48, 52 and 53 therein is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no disagreements with Arthur Andersen LLP, Newmont's independent public accountants, regarding any matter of accounting principles or practices or financial statement disclosure.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning Newmont's directors will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2000 annual meeting of stockholders and is incorporated herein by reference. Information concerning Newmont's executive officers is set forth under Item 4A in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning this item will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2000 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning this item will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2000 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning this item will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2000 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:

1. Financial Statements

  The financial statements, together with the report thereon of Arthur Andersen LLP dated January 21, 2000, included as part of Exhibit 13, are incorporated by reference in this Form 10-K Annual Report.

                                                                            Page
                                                                            ----
      Report of Independent Public Accountants.............................   *
      Statements of Consolidated Income....................................   *
      Consolidated Balance Sheets..........................................   *
      Statements of Consolidated Changes in Stockholders' Equity...........   *
      Statements of Consolidated Cash Flows................................   *
      Notes to Consolidated Financial Statements...........................   *

--------
* See Exhibit 13.

2. Financial Statement Schedules

                                                                           Page
                                                                           ----
      Consolidating Financial Statements of Newmont Mining Corporation.... CS-1
      Financial Statements of Nusa Tenggara Partnership, V. O. F. ........ NT-1

3. Exhibits

  Reference is made to the Exhibit Index beginning on page E-1 hereof.

  (a) No current reports on Form 8-K were filed by us during the quarter ended December 31, 1999.

                           CONSOLIDATING STATEMENTS
                                      OF
                          NEWMONT MINING CORPORATION

  On July 12, 1999, Newmont Mining Corporation and its wholly owned subsidiary, Newmont Gold Company, filed with the SEC, a registration statement on Form S-3 (the "Registration Statement") providing for the issuance by Newmont Mining from time to time of up to $500 million aggregate offering price of securities, consisting of common stock, preferred stock, common stock warrants, debt securities and warrants for debt securities. The debt securities will be fully and unconditionally guaranteed by Newmont Gold. As a result of this guarantee by Newmont Gold of the debt securities of Newmont Mining that may be issued from time to time, the SEC requires the inclusion in this Annual Report certain condensed consolidating financial statements depicting Newmont Mining (carrying its investment in subsidiaries under the equity method), Newmont Gold (carrying its investment in subsidiaries under the equity method) and any other subsidiaries of Newmont Mining (on a combined basis). Such financial statements for the three-year period ended December 31, 1999 are shown below.

  The following condensed consolidating financial statements of Newmont Mining Corporation should be read in conjunction with the consolidated financial statements and the notes for the year ended December 31, 1999. Certain assets previously held by other subsidiaries are held by Newmont Gold Company in 1999.

                          Newmont Newmont                              Newmont
                          Mining   Gold       Other                  Mining Corp.
                           Corp.  Company  Subsidiaries Eliminations Consolidated
                          ------- -------  ------------ ------------ ------------
                                              (In millions)
Consolidating Statement
 of Operations:

Year Ended December 31,
 1999
Sales and other income
 Sales..................   $ --   $ 730.0     $668.9      $   --       $1,398.9
 Dividends, interest and
  other--intercompany...     --      18.2        --         (18.2)          --
 Dividends, interest and
  other.................     --       3.5       29.2          --           32.7
                           -----  -------     ------      -------      --------
                             --     751.7      698.1        (18.2)      1,431.6
                           -----  -------     ------      -------      --------
Costs and expenses
 Costs applicable to
  sales.................     --     561.2      270.8          --          832.0
 Depreciation, depletion
  and amortization......     --     134.1      105.5          --          239.6
 Exploration and
  research..............     --      25.9       31.6          --           57.5
 General and
  administrative........     --      52.3        0.4          --           52.7
 Interest expense--
  intercompany..........     --        --       18.2        (18.2)          0.0
 Interest, net of
  capitalized interest..     --      36.3       26.2          --           62.5
 Write-down of assets...     --       3.5        --           --            3.5
 Other..................     --       4.3       12.3          --           16.6
                           -----  -------     ------      -------      --------
                             --     817.6      465.0        (18.2)      1,264.4
                           -----  -------     ------      -------      --------
Operating income
 (loss).................     --     (65.9)     233.1          --          167.2

Unrealized mark-to-
 market loss on call
 options................     --     (44.8)       --           --          (44.8)
                           -----  -------     ------      -------      --------
Pre-tax income (loss)
 before minority
 interest and equity
 loss...................     --    (110.7)     233.1          --          122.4

Income tax (expense)
 benefit................     --      38.7      (53.1)         --          (14.4)
Minority interest in
 income of Minera
 Yanacocha..............     --       --       (72.5)         --          (72.5)
Equity in income of
 subsidiaries...........    24.8     96.8        --        (121.6)          0.0
Equity in loss of
 affiliated company.....     --       --       (10.7)         --          (10.7)
                           -----  -------     ------      -------      --------
Net loss................   $24.8  $  24.8     $ 96.8      $(121.6)     $   24.8
                           =====  =======     ======      =======      ========

                         Newmont  Newmont                              Newmont
                         Mining    Gold       Other                  Mining Corp.
                          Corp.   Company  Subsidiaries Eliminations Consolidated
                         -------  -------  ------------ ------------ ------------
                                             (In millions)
Consolidating Statement
 of Operations:

Year Ended December 31,
 1998
Sales and other income
 Sales.................. $   --   $ 483.0    $  970.9     $   --       $1,453.9
 Dividends, interest and
  other--intercompany...     --      24.8         --        (24.8)          --
 Dividends, interest and
  other.................     --      10.2        11.8        (1.0)         21.0
                         -------  -------    --------     -------      --------
                             --     518.0       982.7       (25.8)      1,474.9
                         -------  -------    --------     -------      --------
Costs and expenses
 Costs applicable to
  sales.................     --     366.9       459.0        (1.0)        824.9
 Depreciation, depletion
  and amortization......     --      90.2       198.9         --          289.1
 Exploration and
  research..............     --      15.3        53.1         --           68.4
 General and
  administrative........     --      47.7         2.0         --           49.7
 Interest expense--
  intercompany..........     --       --         24.8       (24.8)          0.0
 Interest, net of
  capitalized interest..     --      47.6        31.2         --           78.8
 Write-down of assets...     --     111.3       503.6         --          614.9
 Other..................     --       5.0         6.0         --           11.0
                         -------  -------    --------     -------      --------
                             --     684.0     1,278.6       (25.8)      1,936.8
                         -------  -------    --------     -------      --------
Pre-tax loss before
 minority interest,
 equity loss and
 cumulative effect of a
 change in accounting
 principle..............     --    (166.0)     (295.9)        --         (461.9)

Income tax benefit......     --      80.2       100.7         --          180.9

Minority interest in
 income of Minera
 Yanacocha..............     --       --        (66.2)        --          (66.2)
Minority interest in
 income of Newmont Gold
 Company................    (4.1)     --          --          --           (4.1)
Equity in loss of
 subsidiaries...........  (391.5)  (306.5)        --        698.0           0.0
Equity in loss of
 affiliated company.....     --       --         (9.2)        --           (9.2)
                         -------  -------    --------     -------      --------
Net loss before
 cumulative effect of a
 change in accounting
 principle..............  (395.6)  (392.3)     (270.6)      698.0        (360.5)

Cumulative effect of a
 change in accounting
 principle..............     2.2      0.8       (35.9)        --          (32.9)
                         -------  -------    --------     -------      --------
Net loss................ $(393.4) $(391.5)   $ (306.5)    $ 698.0      $ (393.4)
                         =======  =======    ========     =======      ========
Year Ended December 31,
 1997
Sales and other income
 Sales.................. $   --   $ 609.6    $  963.1     $   --       $1,572.7
 Dividends, interest and
  other--intercompany...     --       8.8         --         (8.8)          --
 Dividends, interest and
  other.................     --      12.7        46.4        (3.8)         55.3
                         -------  -------    --------     -------      --------
                             --     631.1     1,009.5       (12.6)      1,628.0
                         -------  -------    --------     -------      --------
Costs and expenses
 Costs applicable to
  sales.................     --     375.1       419.2        (3.8)        790.5
 Depreciation, depletion
  and amortization......     --      94.9       170.9         --          265.8
 Exploration and
  research..............     --      19.2        79.2         --           98.4
 General and
  administrative........     --      56.9         9.5         --           66.4
 Interest expense--
  intercompany..........     --       --          8.8        (8.8)          0.0
 Interest, net of
  capitalized interest..     --      43.2        33.9         --           77.1
 Merger and related
  expenses..............     --      29.3       133.4         --          162.7
 Write-down of assets...     --       9.5         --          --            9.5
 Other..................     --      (0.1)       25.8         --           25.7
                         -------  -------    --------     -------      --------
                             --     628.0       880.7       (12.6)      1,496.1
                         -------  -------    --------     -------      --------

Pre-tax income before
 minority interest and
 equity income..........     --       3.1       128.8         --          131.9
Income tax benefit......     --       7.9         --          --            7.9
Minority interest in
 income of Minera
 Yanacocha..............     --       --        (66.9)        --          (66.9)
Minority interest in
 income of Newmont Gold
 Company................    (4.5)     --          --          --           (4.5)
Equity in income of
 subsidiaries...........    72.9     61.9         --       (134.8)          0.0
                         -------  -------    --------     -------      --------
Net income.............. $  68.4  $  72.9    $   61.9     $(134.8)     $   68.4
                         =======  =======    ========     =======      ========

                         Newmont  Newmont                              Newmont
                          Mining    Gold      Other                  Mining Corp.
                          Corp.   Company  Subsidiaries Eliminations Consolidated
                         -------- -------- ------------ ------------ ------------
                                              (In millions)
Consolidating Balance
 Sheets


At December 31, 1999
  Cash and cash
   equivalents.......... $    --  $    2.5   $   52.8    $     --      $   55.3
  Short-term
   investments..........      --       --         9.4          --           9.4
  Accounts receivable...      9.0      3.3      223.0       (194.7)        40.6
  Inventories...........      --     185.2      137.4          --         322.6
  Other current assets..      --      35.7       70.5          --         106.2
                         -------- --------   --------    ---------     --------
    Current assets......      9.0    226.7      493.1       (194.7)       534.1
                         -------- --------   --------    ---------     --------
  Property, plant and
   mine development,
   net..................      --   1,326.2      646.1          --       1,972.3
  Investment in
   subsidiaries.........  1,442.7  1,898.1        --      (3,340.8)         --
  Investment in Batu
   Hijau................      --       --       438.3          --         438.3
  Long-term inventory...      --     171.2        --           --         171.2
  Other long-term
   assets...............      --     216.5    1,010.5       (959.5)       267.5
                         -------- --------   --------    ---------     --------
    Total assets........ $1,451.7 $3,838.7   $2,588.0    $(4,495.0)    $3,383.4
                         ======== ========   ========    =========     ========
Liabilities
  Current portion of
   long-term debt....... $    --  $    8.4   $   14.9    $     --      $   23.3
  Accounts payable......      --     221.6       11.1       (194.7)        38.0
  Other accrued
   liabilities..........      --      98.0      114.5          --         212.5
                         -------- --------   --------    ---------     --------
    Current
     liabilities........      --     328.0      140.5       (197.7)       273.8
                         -------- --------   --------    ---------     --------
  Long-term debt........      --     719.1      295.1          --       1,014.2
  Reclamation and
   remediation
   liabilities..........      --      48.7       56.0          --         104.7
  Other long-term
   liabilities..........      --   1,300.2       71.9       (959.5)       412.6
                         -------- --------   --------    ---------     --------
    Total liabilities...      --   2,396.0      563.5     (1,154.2)     1,805.3
                         -------- --------   --------    ---------     --------
Minority interest.......      --       --       126.4          --         126.4
                         -------- --------   --------    ---------     --------
Stockholders' Equity
  Common stock..........    268.3      --        56.6        (56.6)       268.3
  Additional paid-in
   capital..............  1,069.2    601.6    1,357.7     (1,959.3)     1,069.2
  Retained earnings.....    114.2    841.1      483.8     (1,324.9)       114.2
                         -------- --------   --------    ---------     --------
    Total stockholders'
     equity.............  1,451.7  1,442.7    1,898.1     (3,340.8)     1,451.7
                         -------- --------   --------    ---------     --------
    Total liabilities
     and stockholders'
     equity............. $1,451.7 $3,838.7   $2,588.0    $(4,495.0)    $3,383.4
                         ======== ========   ========    =========     ========

                          Newmont   Newmont                               Newmont
                           Mining     Gold       Other                  Mining Corp.
                           Corp.    Company   Subsidiaries Eliminations Consolidated
                          --------  --------  ------------ ------------ ------------
                                               (In millions)
Consolidating Balance
 Sheets:
At December 31, 1998
 Cash and cash
  equivalents...........  $    --   $   21.6    $   57.5    $     --      $   79.1
 Short-term
  investments...........       --       11.8         --           --          11.8
 Accounts receivable....       --      445.6        30.0       (423.6)        52.0
 Inventories............       --        --        122.1        158.3        280.4
 Other current assets...       --        --         33.0         56.8         89.8
                          --------  --------    --------    ---------     --------
 Current assets.........       --      622.3       314.4       (423.6)       513.1
                          --------  --------    --------    ---------     --------
 Property, plant and
  mine development,
  net...................       --      856.5     1,192.2          --       2,048.7
 Investment in
  subsidiaries..........   1,444.6   2,817.9         --      (4,262.5)         --
 Investment in Batu
  Hijau.................       --        --        277.2          --         277.2
 Long-term inventory....       --      143.3        16.4          --         159.7
 Other long-term
  assets................       --      168.2     2,094.8     (2,026.3)       236.7
                          --------  --------    --------    ---------     --------
 Total assets...........  $1,444.6  $4,608.2    $3,895.0    $(6,712.4)    $3,235.4
                          ========  ========    ========    =========     ========
Liabilities
 Current portion of
  long-term debt........  $    --   $   17.8    $   29.8    $     --      $   47.6
 Accounts payable.......       5.1      17.2       439.2       (423.6)        37.9
 Other accrued
  liabilities...........       --       64.4        69.6          --         134.0
                          --------  --------    --------    ---------     --------
 Current liabilities....       5.1      99.4       538.6       (423.6)       219.5
                          --------  --------    --------    ---------     --------
 Long-term debt.........       --      902.5       298.6          --       1,201.1
 Reclamation and
  remediation
  liabilities...........       --       26.3        68.5          --          94.8
 Other long-term
  liabilities...........       --    2,135.4        78.6     (2,026.3)       187.7
                          --------  --------    --------    ---------     --------
 Total liabilities......       5.1   3,163.6       984.3     (2,449.9)     1,703.1
                          --------  --------    --------    ---------     --------
Minority interest.......       --        --         92.8          --          92.8
                          --------  --------    --------    ---------     --------
Stockholders' Equity
 Common stock...........     267.5                  56.5        (56.5)       267.5
 Additional paid-in
  capital...............   1,060.8     592.1     2,154.3     (2,746.4)     1,060.8
 Retained earnings......     111.2     852.5       607.1     (1,459.6)       111.2
                          --------  --------    --------    ---------     --------
 Total stockholders'
  equity................   1,439.5   1,444.6     2,817.9     (4,262.5)     1,439.5
                          --------  --------    --------    ---------     --------
 Total liabilities and
  stockholders' equity..  $1,444.6  $4,608.2    $3,895.0    $(6,712.4)    $3,235.4
                          ========  ========    ========    =========     ========
                          Newmont   Newmont                               Newmont
                           Mining     Gold       Other                  Mining Corp.
                           Corp.    Company   Subsidiaries Eliminations Consolidated
                          --------  --------  ------------ ------------ ------------
                                               (In millions)
Statement of
 Consolidating Cash
 Flows:
Year Ended December 31,
 1999
Operating activities
 Net income.............  $   24.8  $   24.8    $   96.8    $  (121.6)    $   24.8
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities............       0.3      80.0       122.6         96.5        299.4
 Change in working
  capital...............      (5.1)     37.8        45.1          --          77.8
                          --------  --------    --------    ---------     --------
 Net cash provided by
  operating activities..      20.0     142.6       264.5        (25.1)       402.0
                          --------  --------    --------    ---------     --------
Investing activities
 Additions to property,
  plant and mine
  development...........       --      (80.4)     (140.6)         --        (221.0)
 Proceeds from sale of
  future production.....       --      137.2         --           --         137.2
 Investments in
  affiliates and Other..       --        --       ( 97.1)         --        ( 97.1)
                          --------  --------    --------    ---------     --------
 Net cash provided by
  (used for) investing
  activities............       --       56.8      (237.7)         --        (180.9)
                          --------  --------    --------    ---------     --------
Financing activities
 Net repayments.........       --     (192.9)      (30.7)         --        (223.6)
 Dividends paid.........     (20.1)    (25.1)        --          25.1        (20.1)
 Other..................       0.1      (1.2)       (0.1)         --          (1.2)
                          --------  --------    --------    ---------     --------
Net cash used for
 financing activities...     (20.0)   (219.2)      (30.8)        25.1       (244.9)
                          --------  --------    --------    ---------     --------
Net decrease in cash and
 cash equivalents.......       0.0     (19.8)       (4.0)         0.0        (23.8)
Cash and cash
 equivalents at
 beginning of period....       --       22.3        56.8          --          79.1
                          --------  --------    --------    ---------     --------
Cash and cash
 equivalents at end of
 period.................  $    --   $    2.5    $   52.8    $     --      $   55.3
                          ========  ========    ========    =========     ========

                          Newmont  Newmont                              Newmont
                          Mining    Gold       Other                  Mining Corp.
                           Corp.   Company  Subsidiaries Eliminations Consolidated
                          -------  -------  ------------ ------------ ------------
                                              (In millions)
Statement of
 Consolidating Cash
 Flows


Year Ended December 31,
 1998
Operating activities
  Net loss..............  $(393.4) $(391.5)   $(306.5)     $ 698.0      $(393.4)
  Adjustments to
   reconcile net loss to
   net cash provided by
   operating
   activities...........    407.1    537.9      582.7       (713.0)       814.7
  Change in working
   capital..............      5.1   (196.8)     143.9          --         (47.8)
                          -------  -------    -------      -------      -------
  Net cash provided by
   (used for) operating
   activities...........     18.8    (50.4)     420.1        (15.0)       373.5
                          -------  -------    -------      -------      -------
Investing activities
  Additions to property,
   plant and mine
   development..........      --     (61.3)    (154.7)         --        (216.0)
  Investments in
   affiliates and
   Other................      --       --      (204.8)         --        (204.8)
                          -------  -------    -------      -------      -------
  Net cash used for
   investing
   activities...........      --     (61.3)    (359.5)         --        (420.8)
                          -------  -------    -------      -------      -------
Financing activities
  Net borrowings
   (repayments).........      --      63.2      (63.0)         --           0.2
  Dividends paid........    (19.1)   (15.0)       --          15.0        (19.1)
  Other.................      0.3      --        (1.2)         --          (0.9)
                          -------  -------    -------      -------      -------
Net cash provided by
 (used for) financing
 activities.............    (18.8)    48.2      (64.2)        15.0        (19.8)
                          -------  -------    -------      -------      -------
Net decrease in cash and
 cash equivalents.......      0.0    (63.5)      (3.6)         0.0        (67.1)
Cash and cash
 equivalents at
 beginning of period....      --      85.1       61.1          --         146.2
                          -------  -------    -------      -------      -------
Cash and cash
 equivalents at end of
 period.................  $   --   $  21.6    $  57.5      $   --       $  79.1
                          =======  =======    =======      =======      =======
Year Ended December 31,
 1997
Operating activities
  Net income............  $  68.4  $  72.9    $  61.9      $(134.8)     $  68.4
  Adjustments to
   reconcile net income
   to net cash provided
   by operating
   activities...........    (13.9)    45.1      217.3         76.6        325.1
  Change in working
   capital..............      --    (401.1)     291.4          --        (109.7)
                          -------  -------    -------      -------      -------
  Net cash provided by
   (used for) operating
   activities...........     54.5   (283.1)     570.6        (58.2)       283.8
                          -------  -------    -------      -------      -------
Investing activities
  Additions to property,
   plant and mine
   development..........      --     (78.8)    (336.3)         --        (415.1)
  Investments in
   affiliates and
   Other................    (12.6)     --       (10.0)        12.6        (10.0)
                          -------  -------    -------      -------      -------
  Net cash used for
   investing
   activities...........    (12.6)   (78.8)    (346.3)        12.6       (425.1)
                          -------  -------    -------      -------      -------
Financing activities
  Net borrowings
   (repayments).........      --     316.0     (210.8)         --         105.2
  Dividends paid........    (54.5)   (58.2)       --          58.2        (54.5)
  Other.................     12.6     12.6       (2.8)       (12.6)         9.8
                          -------  -------    -------      -------      -------
Net cash provided by
 (used for) financing
 activities.............    (41.9)   270.4     (213.6)        45.6         60.5
                          -------  -------    -------      -------      -------
Net increase (decrease)
 in cash and cash
 equivalents............      0.0    (91.5)      10.7          0.0        (80.8)
Cash and cash
 equivalents at
 beginning of period....      --     176.7       50.3          --         227.0
                          -------  -------    -------      -------      -------
Cash and cash
 equivalents at end of
 period.................  $   --   $  85.2    $  61.0      $   --       $ 146.2
                          =======  =======    =======      =======      =======

                        NUSA TENGGARA PARTNERSHIP V.O.F.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands of United States dollars)

                                                   Years Ended December 31,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  --------  -------
Sales and other income
  Copper sales.................................... $ 15,213  $    --   $   --
  Interest income.................................       11        93      540
                                                   --------  --------  -------
                                                     15,224        93      540
                                                   --------  --------  -------
Costs and expenses
  Costs applicable to sales.......................   15,618       --       --
  Depreciation, depletion and amortization........    9,310       120       95
  Exploration.....................................       24     1,471    2,233
  General and administrative......................       59       194      765
  Interest expense................................   11,967       --       --
  Other...........................................   14,071    14,231       45
                                                   --------  --------  -------
                                                     51,049    16,016    3,138
                                                   --------  --------  -------
Net loss before tax and cumulative effect of a
   change
   in accounting principle........................  (35,825)  (15,923)  (2,598)
Income tax benefit (expense)......................   47,671    (3,361)     --
                                                   --------  --------  -------
Net income (loss) before cumulative effect of a
   change
   in accounting principle........................   11,846   (19,284)  (2,598)
  Cumulative effect of a change in accounting
   principle......................................      --    (50,126)     --
                                                   --------  --------  -------
Net income (loss)................................. $ 11,846  $(69,410) $(2,598)
                                                   ========  ========  =======

   The accompanying notes are an integral part of these financial statements.

                        NUSA TENGGARA PARTNERSHIP V.O.F.
                          CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands of United States dollars)

                                                              At December 31,
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
                          ASSETS
Assets
 Cash and cash equivalents................................ $    3,407 $    5,694
 Accounts receivable from affiliates......................         62        159
 Metal sales receivables..................................      2,252        --
 Value added taxes receivable.............................     35,000        --
 Inventories..............................................     94,744      8,181
 Other....................................................      2,077      3,542
                                                           ---------- ----------
  Current assets..........................................    137,542     17,576
                                                           ---------- ----------
Non-current assets
 Ore inventory............................................     14,417        --
 Property, plant and mine development--net................  1,948,398  1,430,260
 Capitalized mining costs.................................      8,117        --
 Loan receivable from P.T. Pukuafu Indah..................     35,455     17,120
 Debt issuance costs......................................     26,849     25,446
 Value added taxes receivable.............................     62,500     61,572
 Deferred tax asset.......................................     50,738        --
 Other....................................................        100        100
                                                           ---------- ----------
  Non-current assets......................................  2,146,574  1,534,498
                                                           ---------- ----------
  Total assets............................................ $2,284,116 $1,552,074
                                                           ========== ==========
             LIABILITIES AND PARTNERS' EQUITY
Liabilities
 Accounts payable and accrued expenses.................... $  139,099 $  110,045
 Accounts payable affiliates..............................     53,024     37,236
 Deferred revenue.........................................      6,198        --
 Taxes payable............................................      4,906      5,785
 Other....................................................      4,418        --
                                                           ---------- ----------
  Current liabilities.....................................    207,645    153,066

 Senior Debt..............................................  1,000,000    640,000
 Loans and accrued interest to partners...................    195,478        --
 Reclamation and remediation liabilities..................        132        --
                                                           ---------- ----------
  Total liabilities.......................................  1,403,255    793,066
                                                           ---------- ----------
  Commitments and contingencies (Notes 12, 13 and 14).....        --         --

Minority interest in P.T. Newmont Nusa Tenggara...........     35,455     17,120
                                                           ---------- ----------
Partners' Equity
 Capital account--Newmont Indonesia Limited...............    475,541    417,312
 Capital account--Nusa Tenggara Mining Corporation........    369,865    324,576
                                                           ---------- ----------
  Total partners' equity..................................    845,406    741,888
                                                           ---------- ----------
  Total liabilities and partners' equity.................. $2,284,116 $1,552,074
                                                           ========== ==========

   The accompanying notes are an integral part of these financial statements.

                        NUSA TENGGARA PARTNERSHIP V.O.F.
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  (Amounts in thousands of United States dollars)

                                                     NIL       NTMC
                                                    56.25%    43.75%    Total
                                                   --------  --------  --------
Balance at December 31, 1996...................... $284,397  $221,198  $505,595
Cash contributions................................   42,581    33,119    75,700
Net loss for the year.............................   (1,461)   (1,137)   (2,598)
                                                   --------  --------  --------
Balance at December 31, 1997......................  325,517   253,180   578,697
Cash contributions................................  130,838   101,763   232,601
Net loss for the year.............................  (39,043)  (30,367)  (69,410)
                                                   --------  --------  --------
Balance at December 31, 1998......................  417,312   324,576   741,888
Cash contributions................................   51,566    40,106    91,672
Net income for the year...........................    6,663     5,183    11,846
                                                   --------  --------  --------
Balance at December 31, 1999...................... $475,541  $369,865  $845,406
                                                   ========  ========  ========


   The accompanying notes are an integral part of these financial statements.

                        NUSA TENGGARA PARTNERSHIP V.O.F.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Amounts in thousands of United States dollars)

                                                 Years Ended December 31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
Operating Activities
 Net income (loss)............................ $  11,846  $ (69,410) $  (2,598)
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
  Depreciation................................     9,310        120         95
  Deferred tax benefit........................   (50,738)       --         --
  Cumulative effect of a change in an account-
   ing principle..............................       --      50,126        --
  (Increase) decrease in operating assets:
   Accounts and other receivables.............    (2,155)         9        --
   Inventory..................................  (100,980)     8,181        --
   Other assets...............................       177    (27,942)       --
  Increase (decrease) in operating liabili-
   ties:
   Accounts payable...........................    78,310     14,763        --
   Other liabilities..........................    13,725      3,628        --
                                               ---------  ---------  ---------
 Net cash used in operating activities........   (40,505)   (20,525)    (2,503)
                                               ---------  ---------  ---------
Investing Activities
  Taxes receivable............................   (35,928)   (54,077)    (7,494)
  Additions to property, plant and mine devel-
   opment.....................................  (567,950)  (806,597)  (249,913)
                                               ---------  ---------  ---------
 Net cash used in investing activities........  (603,878)  (860,674)  (257,407)
                                               ---------  ---------  ---------
Financing Activities
  Equity contributions from Newmont Indonesia
   Limited....................................    51,566    130,838     42,581
  Equity contributions from Nusa Tenggara Min-
   ing Corporation............................    40,106    101,763    272,412
  Proceeds from short-term loan...............       --         --      79,765
  Repayments of short-term loan...............       --         --    (100,000)
  Proceeds from senior debt...................   360,000    640,000        --
  Proceeds from Partners (NIL & NTMC).........   191,827        --         --
  Debt issuance costs.........................    (1,403)    (1,390)   (22,559)
                                               ---------  ---------  ---------
 Net cash provided by financing activities....   642,096    871,211    272,199
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................    (2,287)    (9,988)    12,289
Cash and cash equivalents at beginning of
 year.........................................     5,694     15,682      3,393
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $   3,407  $   5,694  $  15,682
                                               =========  =========  =========


   The accompanying notes are an integral part of these financial statements.

                       Nusa Tenggara Partnership V.O.F.
                  Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

1. GENERAL

Nusa Tenggara Partnership ("NTP" or the "Partnership") is a general partnership organized under the laws of The Netherlands. NTP is 56.25%-owned by Newmont Indonesia Limited ("NIL"), an indirect subsidiary of Newmont Mining Corporation ("NMC"), both Delaware, U.S.A corporations, and 43.75%-owned by Nusa Tenggara Mining Corporation ("NMTC"), a Japanese corporation owned by Sumitomo Corporation (74.3%), Sumitomo Metal Mining Co., Ltd. (14.3%), Mitsubishi Materials Corporation (7.1%) and Furukawa Co., Ltd. (4.3%).

NTP was formed to develop and mine the Batu Hijau copper/gold deposit located in Sumbawa, Nusa Tenggara Barat, Indonesia that, with proven and probable reserves of 10.5 billion pounds of copper and 11.8 million ounces of gold, has a projected mine life in excess of 20 years. Operations commenced in the fourth quarter of 1999, with initial sales of concentrate in December 1999. The cost for the development of the open-pit mine, mill and infrastructure, including employee housing, a port, electrical generation facilities, interest during construction and working capital was approximately US$1.83 billion.

NTP holds an 80% interest in P. T. Newmont Nusa Tenggara ("PTNNT"), an Indonesian corporation that holds the Contract of Work ("COW") issued by the Indonesian government, granting PTNNT sole rights to develop the Batu Hijau mine. The remaining 20% interest in PTNNT is held by P.T. Pukuafu Indah ("PTPI"), an unrelated Indonesian company. PTPI's interest is a "carried interest" such that at the request of PTPI, NTP funds PTPI's share of capital contributions to PTNNT. Contributions made on behalf of PTPI are recoverable by NTP from 70% of PTPI's share of future dividends from PTNNT. (See Note 9)

Substantially all Partnership transactions relate to its 80% interest in PTNNT. Certain NTP and PTNNT actions and transactions require unanimous approval of NTP partners.

Copper and gold mining requires the use of specialized facilities and technology. PTNNT relies heavily on such facilities to reach and maintain designed production levels. Also, the cash flow and profitability of PTNNT's operations are significantly affected by market prices of copper and gold. Such commodity prices fluctuate widely and are affected by numerous factors beyond NTP's control.

Over the past three years, Indonesia has experienced significant devaluation of its currency, the Rupiah, with partial recovery during 1999. This and other factors have also led to political and social problems in the country. NTP's cost and debt structure is primarily U.S. dollar-denominated. To the extent that there are fluctuations in the Rupiah, its devaluation is generally economically neutral or beneficial to NTP since local salaries and supply contracts will decrease against the U.S. dollar. Excluding certain tax receivables described in Note 2, PTNNT's activities have not been materially affected by the economic, social and political situation in Indonesia, primarily because they are located in a remote location.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Financial Statements

The financial statements have been prepared on the historical cost basis of accounting, except as noted in Note 3, using generally accepted accounting principles of the United States ("U.S. GAAP").

Principles of Consolidation

The financial statements reflect the consolidated financial position and the results of operations of NTP and PTNNT. Because PTPI's interest in PTNNT is a "carried interest", PTNNT is consolidated on a 100% basis and PTPI's carried equity contribution is reflected as a minority interest. All significant intercompany balances and transactions have been eliminated.

                       Nusa Tenggara Partnership V.O.F.
             Notes to Consolidated Financial Statements--Continued

Foreign Currency Transactions and Balances

NTP maintains its accounting records in U.S. dollars ("USD" or "US$"). Transactions in other currencies are recorded in USD based on exchange rates prevailing at the time of such transactions. Monetary assets and liabilities denominated in other currencies are translated into USD at exchange rates prevailing at the balance sheet dates, and any resulting gains or losses are reflected in current earnings.

 Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are primarily invested in money market accounts.

Taxes Receivable

PTNNT pays value added taxes ("VAT") on its purchases of goods and services. VAT paid while in the "development stage" is statutorily refundable within a twelve-month period from submission of a formal refund claim to the Indonesian tax authorities. Beginning December 1999, VAT is refundable each month, up to a maximum amount equal to 7% of the total concentrate export value. If the VAT refund exceeds 7% of total concentrate export value, such excess is carried forward to the next month and the cumulative unrecovered VAT refund is subject to that month's maximum.

VAT payments and refunds are local currency transactions, and consequently are subject to exchange rate fluctuations. VAT receivable balances are adjusted to reflect the Rupiah / USD exchange rate as of the balance sheet dates and are classified as current or long-term based on expected refund date.

Inventories

Ore and in-process inventories and materials and supplies are stated at the lower of average cost or net realizable market value.

Property, Plant and Mine Development

Expenditures for new facilities or expenditures that extend the useful lives of existing facilities are capitalized at historical cost. Depreciation for mining and milling life of mine assets is determined using unit-of-production method based on useful life and estimated life of mine tonnage. Other assets are depreciated on a straight-line basis over the estimated productive lives, ranging from four to 10 years or the mine life.

The Partnership adopted AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") effective January 1, 1998. Under this accounting method, certain costs, such as organization, training and pre-feasibility expenses, incurred in the start-up phase of a project are expensed as incurred. (Note 5). This change resulted in expensing certain start-up costs that totaled US$14.2 million in 1998 (included in other expense). Previously capitalized start-up costs (incurred prior to January 1, 1998) of US$50.1 million were expensed as the cumulative effect of the accounting change.

The excess of the agreed fair value of the assets contributed to NTP when it was initially funded over the historical cost basis was recorded as deferred mineral rights (Note 3). Such costs are amortized during the production life of the Batu Hijau mine.

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

                       Nusa Tenggara Partnership V.O.F.
             Notes to Consolidated Financial Statements--Continued

Interest costs related to developing mining properties and constructing new facilities are capitalized until operations commence.

Asset Impairment

The Partnership reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which an assets carrying value exceeds its fair value. Fair value is generally determined using estimated future cash flow analysis. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows include estimates of recoverable pounds and ounces, metal prices (considering current and historical prices, price trends and related factors) and production, capital and reclamation costs. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and actual market conditions and /or the Partnership's performance could have a material effect on the Partnership's financial position and results of operations. As of December 31, 1999, NTP does not believe that impairment has occurred.

Debt Issuance Costs

Costs incurred to arrange the third party senior debt for development of PTNNT's Batu Hijau mine, including financial advisory fees, legal fees, loan origination and commitment fees, accounting and tax advisory services, etc., were capitalized as deferred debt issuance costs. Such costs will be amortized over the term of the loan when commercial production (as defined by the senior debt agreement) begins.

Revenue Recognition

Concentrates are sold at the London Metal Exchange ("LME") average price in the month of delivery or shipment, according to the terms of sales contracts. Concentrate sales are recorded on a provisional basis on the date of shipment and are adjusted on a monthly basis to reflect the latest LME price. A final adjustment is made upon settlement with customers.

Deferred Revenue

Certain concentrates have been sold prior to shipment. Proceeds received from such advance sales are recorded as deferred revenue and are recognized in income when shipped.

 Mining Costs

Because of the diverse grade and waste-to-ore ratios over the mine life, mining costs are capitalized and are charged to operations on the basis of the average life-of-mine grade and waste-to-ore ratios per equivalent unit of copper recovered.

Reclamation and Remediation Costs

Estimated future reclamation and remediation costs are based principally on legal, regulatory and contractual requirements and are accrued and charged to operating expense over the expected mine life using the unit-of-production method.

                       Nusa Tenggara Partnership V.O.F.
             Notes to Consolidated Financial Statements--Continued

Income Taxes

PTNNT accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of its liabilities and assets and the related income tax basis of such liabilities and assets. This method generates a net deferred income tax liability or net deferred income tax asset as of the end of the year, as measured by the statutory tax rates in effect as enacted. PTNNT derives its deferred income tax charge or benefit by recording the change in the net deferred income tax liability or net deferred income tax asset balance for the year.

PTNNT's deferred income tax assets include certain future tax benefits. PTNNT records a valuation allowance against any portion of those deferred income tax assets that it believes may more likely than not fail to be realized.

NTP is not subject to income taxes. The taxable income or loss of the Partnership, which may vary substantially from income or loss reported for financial reporting purposes, is passed through to NTP partners. NTP is subject to withholding taxes on certain payments made from Indonesia. Such withholding taxes are included in income tax expense (benefit).

Hedging

PTNNT does not acquire, hold or issue commodity instruments for trading or speculative purposes. Financial instruments are used to manage copper price risk. Copper is an internationally traded commodity, and its prices are effectively determined by the LME. On a limited basis, PTNNT hedges sales commitments by entering into copper swap contracts. Swap contracts are settled at the LME average monthly price in accordance with the terms of the contracts. Gains or losses on these contracts are recognized in income when the hedged transaction occurs.

Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for quarters in all fiscal years beginning after June 15, 2000. SFAS No. 133 requires recognition of derivative instruments on the balance sheet as either assets or liabilities and measurement at fair market value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses must be recorded in either other comprehensive income or current earnings, depending on the nature of the instrument. Upon adoption of FAS 133, planned for January 2001, PTNNT will record the fair value of its swap contracts qualifying as cash flow hedges on the balance sheet and adjustments to such fair value at each reporting date will be recorded in comprehensive income.

Comprehensive Income

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

                       Nusa Tenggara Partnership V.O.F.
             Notes to Consolidated Financial Statements--Continued

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 1999 presentations.

3. INITIAL FUNDING OF THE PARTNERSHIP

The Partnership agreement, executed on July 2, 1996, provided for initial contributions from its partners. The date of such contributions (referred to as the "Initial Funding Date") was June 10, 1997. NIL contributed its 80% interest in PTNNT in exchange for a 56.25% interest in NTP. NIL also contributed rights to its shareholder loan receivable of US$77.2 million and a PTPI loan receivable of US$2.2 million. The agreed upon value of NIL's initial contributions was US$306.2 million. NTMC contributed approximately US$164 million and subsequent deferred contributions, as defined in the agreement, in exchange for a 43.75% interest in NTP.

PTNNT's losses up to the Initial Funding Date, of US$41.4 million were allocated to the capital accounts of NIL and NTMC in proportion to their respective Partnership interests.

Assets contributed to NTP on the Initial Funding Date were recorded at historical cost, with the excess of the agreed fair value of NIL's contributions over such historical cost, US$219.5 million, recorded as deferred mineral rights.

4. INVENTORIES

                                                            At December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
                                                         (in thousands of US$)
Current:
 Ore inventory.......................................... $   13,685  $      --
 Inventory in concentrate............................... $   19,861  $      --
 Materials and supplies.................................     61,198       8,181
                                                         ----------  ----------
   Total inventories.................................... $   94,744  $    8,181
                                                         ----------  ----------
Non-current:
 Ore inventory.......................................... $   14,417  $      --
                                                         ----------  ----------

5. PROPERTY, PLANT AND MINE DEVELOPMENT

Property, plant and mine development consisted of the following (in thousands of US$):

                                                            At December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
 Deferred mineral rights................................ $  219,509  $  219,509
 Machinery and equipment................................    269,059      22,715
 Buildings and infrastructure...........................  1,018,047         --
 Mine development.......................................    157,871     140,006
 Capitalized interest...................................     66,545      27,116
 Construction-in-progress...............................    240,870   1,024,245
                                                         ----------  ----------
                                                          1,971,901   1,433,591
 Accumulated depreciation and amortization..............    (23,503)     (3,331)
                                                         ----------  ----------
 Property, plant and mine development--net.............. $1,948,398  $1,430,260
                                                         ==========  ==========

Construction-in-progress primarily consisted of engineering, design and construction-related costs for development of the Batu Hijau copper/gold project.

                        Nusa Tenggara Partnership V.O.F.
             Notes to Consolidated Financial Statements--Continued

6. ACCOUNTS PAYABLE AFFILIATES

Accounts payable affiliates was comprised of the following amounts (in thousands of US$) and are described in Note 12.

                                                                At December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
 Technology and Know How Agreement Royalties--NNHI............. $26,272 $18,339
 Technology and Know How Agreement Royalties--Sumitomo.........  20,434  14,264
 Consulting Services Agreement--NISL...........................   2,316   1,254
 Payroll Agency Agreements--NIIL and NGELP.....................   3,230   2,937
 Other.........................................................     772     442
                                                                ------- -------
   Total....................................................... $53,024 $37,236
                                                                ======= =======

7. INCOME TAXES

NTPs Indonesian income tax (benefit) expense consisted of (in thousands US$):

                                                      Years Ending December
                                                               31,
                                                      ------------------------
                                                        1999     1998    1997
                                                      --------  -------  -----
 Current............................................. $  3,067  $ 3,361  $ --
 Deferred............................................  (50,738)     --     --
                                                      --------  -------  -----
   Total (benefit) expense........................... $(47,671) $ 3,361  $ --
                                                      ========  =======  =====

NTP's income tax (benefit) differed from the amounts computed by applying the Indonesian Contract of Work ("CoW") corporate income tax statutory rate for the following reasons (in thousands of US$):

                                                      Years Ending December
                                                               31,
                                                      ------------------------
                                                        1999     1998    1997
                                                      --------  -------  -----
 Indonesian corporate income tax (benefit) at COW
  rate............................................... $(14,162) $(9,392) $(829)
 Valuation allowance on deferred tax assets..........  (36,576)   9,392    829
                                                      --------  -------  -----
 Income tax (benefit) expense........................  (50,738)     --     --
                                                      --------  -------  -----
 Income withholding tax..............................    3,067    3,361    --
                                                      ========  =======  =====
   Total (benefit) expense........................... $(47,671) $ 3,361  $ --
                                                      ========  =======  =====

                       Nusa Tenggara Partnership V.O.F.
             Notes to Consolidated Financial Statements--Continued
Components of NTP's deferred income tax assets are as follows (in thousands of US$):

                                                               At December 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
Deferred tax assets
 Capitalized start-up costs................................... $19,198  $17,256
 Exploration costs............................................  15,467   15,464
 Capitalized interest.........................................   5,956    3,856
 Net operating loss carry forward.............................   9,793    4,211
 Book depreciation............................................   8,007    1,166
 Other........................................................     535      --
                                                               -------  -------
 Gross deferred tax assets....................................  58,956   41,953
 Valuation allowance for deferred tax assets..................  (5,377) (41,953)
                                                               -------  -------
 Net deferred tax assets......................................  53,579      --
Deferred tax liabilities
 Capitalized mining cost......................................  (2,841)
                                                               -------  -------
 Net deferred tax assets...................................... $50,738  $   --
                                                               =======  =======

Primarily based on estimates of future sources of taxable income, PTNNT believes that it, more likely than not, will utilize US$53.6 million of the US$59.0 million of deferred income tax assets at December 31, 1999. This estimate reflects a valuation allowance of US$5.4 million.

8. DEBT

SENIOR DEBT

On July 30, 1997, PTNNT entered into a US$1.0 billion project financing facility for the Batu Hijau project ("Senior Debt"), of which US$1.0 billion and US$640 million was outstanding as of December 31, 1999 and 1998, respectively. The Senior Debt includes commitments from three export-credit agencies with participation by various commercial banks. An NMC subsidiary and Sumitomo Corporation ("Sumitomo") guarantee the Senior Debt, 56.25% and 43.75% respectively, until certain operational completion tests are met at which time the Senior Debt becomes non-recourse to the NMC subsidiary and Sumitomo. The fair value cannot be practicably determined due to the lack of available market information for this type of debt.

Repayment of borrowings under the Senior debt will be in semi-annual installments of US$43.5 million over a 13-year period beginning the earlier of six months after operational completion tests are met or June 15, 2001. Completion tests are expected to be met during 2000. The interest rate is based on blended fixed and floating rates and at current market rates on December 31, 1999, the weighted average interest rate would be approximately 7.4% post-completion. The weighted average interest rates were 6.4% and 6.2 % during 1999 and 1998, respectively, and 6.6% and 5.5% at December 31, 1999 and December 31, 1998, respectively.

Senior Debt covenants, conditions, warranties and representations include:

a. Concentrate Sales Agreements--During each year after completion, PTNNT shall sell not less than 455,000 tonnes of annual copper concentrate production for export to non-Indonesian buyers for U.S. dollars, and shall commit not less than 480,000 tonnes under long-term sales agreements.

b. Limitation on Indebtedness--PTNNT shall not incur any indebtedness, other than the $1 billion Senior Debt, except for "Permitted Indebtedness", which includes subordinated debt from NTP, unsecured working

                       Nusa Tenggara Partnership V.O.F.
             Notes to Consolidated Financial Statements--Continued capital debt with maturity not in excess of one year and not exceeding $35 million, and other indebtedness with aggregate principal not to exceed $5 million at any one time.

c. Senior Loans/Sponsor Funding Ratio--The ratio of outstanding funds under the Senior Debt to the aggregate Sponsor Funding shall not exceed 55:45.

"Restricted Payments"--Prior to the later of operational completion and the first scheduled principal repayment date of the Senior Debt, PTNNT is prohibited from making any Restricted Payments. Restricted Payments include dividends or return of capital and payment of principal or interest on subordinated loans to NTP, its partners or their affiliates. Subsequent to such restricted period, Restricted Payments can be made provided certain conditions and financial ratios are met.

LOANS AND ACCRUED INTEREST TO PARTNERS

On April 19, 1999, amended on November 1, 1999, PTNNT entered into separate shareholder subordinated loan agreements with NIL and NTMC ("Sponsor Loans") under which $191.8 million of principal and $3.7 million of accrued interest was outstanding at December 31, 1999. Borrowings under Sponsor Loans are guaranteed by NTP and are payable on demand, subject to Senior Debt subordination terms. The interest rate is based on SIBOR and the interest rate on any unpaid interest is based on SIBOR plus 1%. The weighted average interest rate during 1999 was 5.83% and at December 31, 1999 was 6.13%. Payments of Sponsor Loan principal and interest are Restricted Payments under provisions of the Senior Debt.

9. MINORITY INTEREST IN PTNNT

As described in Note 1, PTPI owns a 20% carried interest in PTNNT, whose paid-in capital and deposits for future stock subscriptions totaled US$177.3 million and US$85.6 million at December 31, 1999 and 1998, respectively. PTPI's share of such capital, reflected on the balance sheet as Minority interest in PTNNT, was funded with loans from NIL and NTMC, through NTP, and totaled US$35.5 million and US$17.1 million at December 31, 1999 and 1998, respectively. These loans are subject to interest at the six-month SIBOR plus two percent. PTPI agreed to assign 70% of its rights to dividends from PTNNT to repay such loans, including interest, pursuant to an Acknowledgement of Indebtedness and Assignment of Dividends agreement with NIL. Interest accrued under these loans are fully reserved until recoverability of such interest is determined.

10. MAJOR CUSTOMERS AND EXPORT SALES

PTNNT sells its concentrates primarily pursuant to long-term sales agreements. As a percentage of total sales, 100% were pursuant to such contracts during 1999, and two Japanese customers accounted for $13.8 million, and $4.0 million of total sales, each of which accounted for more than 10% of total sales, and together accounted for 96% of total sales.

11. SUPPLEMENTAL CASH FLOW INFORMATION

Excluded from the consolidated statements of cash flows were the effects of non-cash transactions wherein PTNNT purchased spare parts inventory, but defers payment until such inventory is used. The amount so purchased was US$12.5 million at December 31, 1999 and was US$6.8 million at December 31, 1998.

Interest paid net of amounts capitalized totaled US$6.1 million in 1999. All interest incurred during 1998 and 1997 was capitalized as property, plant and mine development.

Taxes paid consisting of withholding taxes on interest earned, was US$3.1 million, $3.4 million and none in 1999, 1998 and 1997 respectively.

                       Nusa Tenggara Partnership V.O.F.
             Notes to Consolidated Financial Statements--Continued

12. OTHER SIGNIFICANT AGREEMENTS

Technology and Know-How Agreements

On July 2, 1996 PTNNT entered into a Technology and Know-How Agreement with Newmont Nevada Holdings Incorporated ("NNHI"), an affiliate of NMC, whereby NNHI agreed to provide proprietary information, technology, know-how and related intellectual property rights. Under the terms of this agreement, PTNNT pays NNHI a royalty of 1.6875% of the preceding month's aggregate capital expenditures determined in accordance with U.S. GAAP, and US$3.9375 per equivalent ounce of gold produced by PTNNT.

A similar Technology and Know-How Agreement was executed with Sumitomo Corporation on the same date, providing a royalty of 1.3125% of aggregate capital expenditures and US$3.0625 per equivalent ounce of gold produced.

Obligations under these agreements totaled US$17.3 million, US$25.5 million and US$9.9 million during 1999, 1998 and 1997, respectively. The associated liabilities at December 31, 1999 and 1998 were US$46.7 million and US$32.6 million, respectively, and were included in Accounts payable affiliates (Note
6).

Consulting Services Agreements

In July 1996, PTNNT entered into a Consulting Services Agreement with Newmont International Services Limited ("NISL"), an indirect subsidiary of NMC, whereby NISL agreed to provide certain support; advisory and consulting services related to general project engineering, control and development; procurement advice and implementation; contract negotiation support; general construction advice and support; operations management support; tax and legal planning; general and administrative services; and management and business support services. NISL provides these services primarily outside of the Republic of Indonesia. Under the terms of this agreement, PTNNT reimburses NISL for its actual payroll costs, including related employee benefits, incurred to provide these services, other out-of-pocket costs, and an administrative fee. Charges totaled US$6.1 million in 1999, US$4.6 million in 1998 and US$14.5 million in 1997 and Accounts payable affiliates included US$2.3 and US$1.3 million at December 31, 1999 and 1998, respectively (Note
6).

PTNNT has a similar Consulting Services Agreement with NTMC. Pursuant to this agreement, charges totaled US$0.7 million in 1999, US$1.2 million in 1998 and US$1.4 million in 1997, and no amounts were payable at December 31, 1999 and 1998 (Note 6).

Payroll Agency Agreements

PTNNT entered into Payroll Agency Agreements with Newmont Indonesia Investment Limited ("NIIL") and Newmont Global Employment Limited Partnership ("NGELP"), wholly-owned subsidiaries of NMC, whereby NIIL and NGELP agreed to act as agents of PTNNT to handle personnel, payroll and benefits management of non-Indonesian employees assigned to work for PTNNT in Indonesia. NIIL manages expatriates from the U.S. and NGELP manages expatriates from countries other than the U.S.

Under the terms of these agreements, PTNNT reimburses the agents for salaries, related employee benefits and other reasonable expenses and pays a fee of US$20 for each salary payment made. Agency payments totaled US$15.1 million in 1999 and US$9.0 million in 1998 and US$3.3 million in 1997, and Accounts payable affiliates included US$3.2 and US$2.9 million at December 31, 1999 and 1998, respectively (Note 6).

Batu Hijau Project Engineering and Construction Agreements

PTNNT entered into an On-Shore Agreement with P.T. Fluor Daniel Indonesia ("FDI") whereby FDI agreed to construct PTNNT's processing facilities and related infrastructure, and to provide project management, procurement, engineering and construction management. Such services are performed in

                       Nusa Tenggara Partnership V.O.F.
             Notes to Consolidated Financial Statements--Continued
Indonesia and related payments are made in USD on a cost reimbursable basis. During 1999, 1998 and 1997, US$301 million, US$437 million and US$121 million, respectively, were charged for such services and accounts payable and accrued liabilities included US$18 million and US$72 million at December 31, 1999 and 1998, respectively.

PTNNT entered into an Off-Shore Agreement with Fluor Daniel Engineers and Constructors, Ltd. ("FDEC") whereby FDEC agreed to perform the engineering design and procurement of equipment for PTNNT's processing facilities and related infrastructure, and provide project management, procurement, engineering and construction management. Such services were performed outside Indonesia and related payments are made in USD on a cost reimbursable basis with an additional discretionary fee payable as determined by the Partnership. During 1999, 1998 and 1997, US$91 million, US$609 million and US$174 million, respectively, were charged for such services and accounts payable and accrued liabilities included US$6 million and US$37 million at December 31, 1999 and 1998, respectively.

Maintenance and Repair Cost Agreements

During 1999, PTNNT entered into a long term Maintenance and Repair Cost agreements ("MARC") with PT Trakindo Utama ("Trakindo"), an Indonesian company, to provide maintenance on PTNNT's Caterpillar equipment at a fixed cost per operating hour. Under the terms of the MARC agreements, Trakindo will provide all normal "wear and tear" parts and labor necessary to perform maintenance and repairs on such equipment. Either party can cancel the contracts with one year written notice.

13. HEDGING PROGRAMS

In September 1999, PTNNT entered into a hedging transaction, referred to as a swap contract, for 12,000 metric tonnes (MT) of copper, or 1,000 MT per month beginning March 2000. This contract allows PTNNT to realize US$2,000 per MT (about $91 cents per pound), if the LME copper price is at or above a stated reference level US$1,600 per MT (about 73 cents per pound). The fair value of the contract at December 31, 1999 was a negative US$47 thousand.

14. COMMITMENTS AND CONTINGENCIES

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

NTP is from time to time involved in various legal proceedings of a character normally incident to its business. It does not believe that adverse decisions in any pending or threatened proceedings or that any amounts it may be required to pay by reason thereof will have a material adverse effect on its financial condition or results of operations.

15. SUBSEQUENT EVENTS

On January 5, 2000, PTNNT entered into separate shareholder subordinated loan agreements ("Second Sponsor Loans") with NIL and NTMC aggregating US$29,812,500 and US$23,187,500, respectively. The terms of the Second Sponsor Loans are similar to the Sponsor Loans described in Note 8 where; (i) borrowings are guaranteed by NTP and are payable on demand, subject to Senior Debt subordination terms, (ii) interest rates are based on SIBOR for principal and SIBOR plus 1% for unpaid accrued interest and (iii) loan repayments and interest are Restricted Payments under provisions of the Senior.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Newmont Mining Corporation

                                                   /s/ Timothy J. Schmitt
                                          By: _________________________________
                                                     Timothy J. Schmitt
                                               Vice President, Secretary and
                                                 Assistant General Counsel

March 28, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2000.

              Signature                         Capacity
              ---------                         --------


/s/ Ronald C. Cambre                   Chairman, Chief Executive
______________________________________  Officer and Director
Ronald C. Cambre                        (Principal Executive
                                        Officer)

/s/ Wayne W. Murdy                     President and Director
______________________________________
Wayne W. Murdy

/s/ Bruce D. Hansen                    Senior Vice President and
______________________________________  Chief Financial Officer
Bruce D. Hansen                         (Principal Financial
                                        Officer)

/s/ Linda K. Wheeler                   Vice President and
______________________________________  Controller (Principal
Linda K. Wheeler                        Accounting Officer)

/s/ James T. Curry, Jr.                         Director
______________________________________
James T. Curry, Jr.

/s/ Joseph P. Flannery                          Director
______________________________________
Joseph P. Flannery

/s/ Leo I. Higdon, Jr.                          Director           /s/ Timothy J. Schmitt
______________________________________                             ______________________
Leo I. Higdon, Jr.                                                   Timothy J. Schmitt
                                                                      Attorney-in-Fact

/s/ Robert J. Miller                            Director
______________________________________
Robert J. Miller

/s/ Robin A. Plumbridge                         Director
______________________________________
Robin A. Plumbridge

/s/ Robert H. Quenon                            Director
______________________________________
Robert H. Quenon

/s/ Moeen A. Qureshi                            Director
______________________________________
Moeen A. Qureshi

/s/ Michael K. Reilly                           Director
______________________________________
Michael K. Reilly

/s/ James V. Taranik                            Director
______________________________________
James V. Taranik

/s/ William I. M. Turner, Jr.                   Director
______________________________________
William I. M. Turner, Jr.

                           Newmont Mining Corporation

                                 EXHIBIT INDEX

 Exhibit
 Number                                 Description
 -------                                -----------
  3(a)      --Restated Certificate of Incorporation dated as of July 13, 1987.
             Incorporated by reference to Exhibit 3 to registrant's Annual
             Report on Form 10-K for the year ended December 31, 1987.

  3(b)      --By-Laws as amended through September 15, 1999 and adopted
             September 15, 1999. Incorporated by reference to Exhibit 3 to registrant's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1999.

  3(c)      --Certificate of Designations, Preferences and Rights of $5.50
             Convertible Preferred Stock, $5 par value, dated November 13,
             1992. Incorporated by reference to Exhibit (3)c to registrant's
             Annual Report on Form 10-K for the year ended December 31, 1992.

  4(a)      --Rights Agreement dated August 30, 1990 between registrant and
             Manufacturers Hanover Trust Company, as Rights Agent. Incorporated
             by reference to Exhibit 1 to registrant's Registration Statement on Form 8-A dated August 31, 1990.

  4(b)/4(c) --First Amendment dated November 27, 1990 and Second Amendment dated December 7, 1990 to the aforementioned Rights Agreement dated August 30, 1990. Incorporated by reference to Exhibits 2 and
             3, respectively, to registrant's Form 8 dated December 7, 1990.

  4(d)      --Third Amendment dated February 26, 1992 to the aforementioned
             Rights Agreement dated August 30, 1990. Incorporated by reference to Exhibit 4 to registrant's Form 8 dated March 17, 1992.

  4(e)      --Indenture dated March 23, 1992 between registrant and Bank of
             Montreal Trust Company. Incorporated by reference to Exhibit 4 to registrant's Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1992.

  4(f)      --In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the registrant are not being filed herewith because the total of securities authorized under each such instrument does not exceed
             10% of the total assets of registrant. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

  4(g)      --Pass Through Trust Agreement dated as of July 15, 1994 between
             Newmont Gold Company and The First National Bank of Chicago
             relating to the Pass Through Certificates, Series 1994-A1. (The
             front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) Pass-Through Agreement between Newmont
             Gold Company and The First National Bank of Chicago relating to the Pass-Through Certificates, Series 1994-A2.) Incorporated by
             reference to Exhibit 4.1 to Newmont Gold Company's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1994.

  4(h)      --Lease dated as of September 30, 1994 between Newmont Gold Company and Shawmut Bank Connecticut, National Association relating to
             Trust No. 1 and a 75% undivided interest in Newmont Gold Company's refractory gold ore treatment facility. (The front cover of this
             Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related
             information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.2 to Newmont Gold Company's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1994.

  4(i) --Trust Indenture and Security Agreement dated as of July 15, 1994 between Shawmut Bank Connecticut, National Association and The First
        National Bank of Chicago relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company's refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.3 to Newmont Gold Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

 10(a) --1982 Key Employees Stock Option Plan. Incorporated by reference to
        Exhibit to registrant's Registration Statement on Form S-8 (No. 33-
        10141).

 10(b) --1987 Key Employees Stock Option Plan as amended as of October 25,
        1993. Incorporated by reference to Exhibit 10(e) to registrant's Annual
        Report on Form 10-K for year ended December 31, 1993.

 10(c) --1992 Key Employees Stock Plan as amended as of October 25, 1993.
        Incorporated by reference to Exhibit 10(p) to registrant's Annual
        Report on Form 10-K for the year ended December 31, 1993.

 10(d) --1996 Employees Stock Plan amended and restated effective as of March
        17, 1999. Incorporated by reference to Exhibit 10(d) to registrant's
        Annual Report on Form 10-K for the year ended December 31, 1998.

 10(e) --1999 Employees Stock Plan. Incorporated by reference to Exhibit 10(e) to registrant's Annual Report on Form 10-K for the year ended December
        31, 1998.

 10(f) --Agreement dated October 15, 1993, effective November 1, 1993, among registrant, Newmont Gold Company and Ronald C. Cambre. Incorporated by reference to Exhibit 10 to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10(g) --Amendment No. 1, dated June 24, 1997, to Agreement dated October 15,
        1993, effective November 1, 1993 among registrant, Newmont Gold Company and Ronald C. Cambre. Incorporated by reference to Exhibit 10 to registrant's Quarterly Report on Form 10-Q for the quarter ended June
        30, 1997.

 10(h) --Letter Agreement dated December 15, 1993, between Newmont Gold Company and registrant. Incorporated by reference to Exhibit A to Registrant's
        Proxy Statement dated February 16, 1994.

 10(i) --Tax Sharing Agreement dated as of January 1, 1994 between registrant and Newmont Gold Company. Incorporated by reference to Exhibit 10(i) to registrant's Annual Report on Form
        10-K for the year Ended December 31, 1994.

 10(j) --Letter Agreement dated May 6, 1993 between Newmont Gold Company and
        Wayne W. Murdy. Incorporated by reference to Exhibit 10 to Newmont Gold
        Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
        1993.

 10(k) --Agreement dated September 8, 1998, effective August 6, 1998, between
        Newmont Gold Company and Lawrence T. Kurlander. Incorporated by reference to Exhibit 10 to Newmont Gold Company's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1998.

 10(l) --Agreement dated as of February 1, 1999 among registrant, Newmont Gold
        Company and Ronald C. Cambre. Incorporated by reference to Exhibit
        10(b) to registrant's Current Report on Form
        8-K, dated July 12, 1999.

 10(m) --Annual Incentive Compensation Plan dated as of January 1, 1999.
        Incorporated by reference to Exhibit 10(a) to registrant's Current
        Report on Form 8-K, dated July 12, 1999.

 10(n) --Newmont Gold Company Intermediate Term Incentive Compensation Plan amended and restated as of January 1, 1998. Incorporated by reference to Exhibit 10(l) to registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

10(o)  --Executive Change of Control Severance Plan dated as of February 1, 1999. Incorporated by reference to Exhibit 10(n) to registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

10(p)  --Directors' Stock Award Plan. Incorporated by reference to Exhibit 10(o) to registrant's Annual
        Report on Form 10-K for the year ended December 31, 1998.

10(q)  --Certificate of Ownership and Merger dated as of October 6, 1998, merging NGC Acquisition Co. into
        Newmont Gold Company. Incorporated by reference to Exhibit 10(p) to registrant's Annual Report on
        Form 10-K for the year ended December 31, 1998.

10(r)  --Agreement dated September 15, 1999 among registrant, Newmont Gold Company and Bruce D. Hansen.
        Incorporated by reference to Exhibit 10(a) to registrant's Quarterly Report on Form
        10-Q for the quarter ended September 30, 1999.

10(s)  --Agreement dated August 20, 1999 with respect to estate tax equalization between Newmont Gold
        Company and John A. S. Dow, as Executive, and Executive's Spouse. Incorporated by reference to
        Exhibit 10(b) to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
        1999.

10(t)  --Agreement dated February 1, 1999 among registrant, Newmont Gold Company and Lawrence T. Kurlander.
        Incorporated by reference to Exhibit 10(a) to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10(u)  --Agreement dated February 1, 1999 among registrant, Newmont Gold Company and certain executive officers. Incorporated by reference to Exhibit 10(b) to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10(v)  --Letter Agreement dated August 1, 1999 between Wayne W. Murdy and registrant.

12     --Statement re Computation of Ratio of Earnings to Fixed Charges.

13     --Those portions of registrant's 1999 Annual Report to Stockholders that are incorporated herein by reference.

21     --Subsidiaries of registrant.

23     --Consent of Arthur Andersen LLP.

24     --Power of Attorney.

27     --Financial Data Schedules.

99     --Consulting Agreement dated April 1, 1999 between Newmont International Services Limited and Robert
        J. Miller. Incorporated by reference to Exhibit 99 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.