Form 10-K405/A
period 1999-12-31
NEWMONT MINING CORP
filed 2000-03-30
CIK 71824

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K/A
                               (Amendment No. 1)

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PORTION AMENDED

The Registrant hereby amends Part IV, Item 14.3 "Exhibits" in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 to include Exhibit 24, "Power of Attorney" which was inadvertently excluded as an exhibit. The complete text of the Exhibit Index, as previously filed, and
Exhibit 24 are included in this Form 10-K/A set forth in the pages hereto.

                                  Signature

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NEWMONT MINING CORPORATION

                              By: /s/ Timothy J. Schmitt
                                 -----------------------
                                  Timothy J. Schmitt
                       Vice President, Secretary and Assistant General Counsel

March 30, 2000

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