Form 10-Q
period 2000-03-31
NEWMONT MINING CORP
filed 2000-05-15
CIK 71824

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________________ to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

There were 167,877,221 shares of common stock outstanding on May 12, 2000.

PART I - FINANCIAL INFORMATION
-------------------------------

ITEM 1.  Financial Statements
------------------------------

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                     Statements of Consolidated Operations
                       (In thousands, except per share)
                                  (Unaudited)

                                                                                                            Three Months
                                                                                                                Ended
                                                                                                              March 31,
                                                                                                          -------------------
                                                                                                           2000         1999
                                                                                                          -------    ---------
Sales and other income
  Sales                                                                                                   $358,510    $327,141
  Dividends, interest and other                                                                              2,739       3,051
                                                                                                          --------    --------
                                                                                                           361,249     330,192
                                                                                                          --------    --------
Costs and expenses
  Costs applicable to sales                                                                                205,485     196,358
  Depreciation, depletion and amortization                                                                  61,947      58,782
  Exploration and research                                                                                  13,541      11,472
  General and administrative                                                                                11,989      12,619
  Interest, net of capitalized interest of $463
   and $4,230, respectively                                                                                 20,905      18,373
  Other                                                                                                      1,198       1,763
                                                                                                          --------    --------
                                                                                                           315,065     299,367
                                                                                                          --------    --------

Operating income                                                                                            46,184      30,825

Unrealized mark-to-market gain on call options                                                                 236           -
                                                                                                          --------    --------

 Pre-tax income before minority interest and equity loss                                                    46,420      30,825

Income tax expense                                                                                          (6,528)     (5,621)
Minority interest in income of Minera Yanacocha                                                            (25,140)    (12,167)
Equity loss of affiliate                                                                                    (8,104)     (3,093)
                                                                                                          --------    --------

Net income                                                                                                $  6,648    $  9,944
                                                                                                          ========    ========

Other comprehensive income, net of tax
   Unrealized holding gain on investment securities                                                              -       5,564
                                                                                                          --------    --------

Comprehensive income                                                                                      $  6,648    $ 15,508
                                                                                                          ========    ========

Net income per common share, basic and diluted                                                            $   0.04    $   0.06
                                                                                                          ========    ========

Basic weighted average shares outstanding                                                                  167,757     167,297
Diluted weighted average shares outstanding                                                                168,332     167,303

Cash dividends declared per common share                                                                  $   0.03    $   0.03
                                                                                                          ========    ========


                See Notes to Consolidated Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In thousands)
                                  (Unaudited)


                                                                                                 March 31,        December 31,
                                                                                                   2000               1999
                                                                                                ----------         ----------
Assets
  Cash and cash equivalents                                                                     $   90,663         $   55,314
  Short-term investments                                                                             5,415              9,414
  Accounts receivable                                                                               48,509             40,553
  Inventories                                                                                      334,879            322,614
  Other current assets                                                                              87,846            106,158
                                                                                                ----------         ----------
       Current assets                                                                              567,312            534,053

Property, plant and mine development, net                                                        1,935,163          1,972,348
Investment in Batu Hijau                                                                           520,271            438,318
Long-term inventory                                                                                153,735            171,206
Deferred income tax assets                                                                         212,447            197,456
Other long-term assets                                                                              48,871             70,001
                                                                                                ----------         ----------
       Total assets                                                                             $3,437,799         $3,383,382
                                                                                                ==========         ==========

Liabilities
  Current portion of long-term debt                                                             $   22,632         $   23,293
  Accounts payable                                                                                  35,423             38,039
  Current portion of deferred income tax liabilities                                                22,183             29,520
  Other accrued liabilities                                                                        136,142            183,021
                                                                                                ----------         ----------
       Current liabilities                                                                         216,380            273,873

  Long-term debt                                                                                 1,099,890          1,014,193
  Reclamation and remediation liabilities                                                          106,126            104,677
  Deferred revenue from sale of future production                                                  137,198            137,198
  Fair value of written call options                                                                82,198             82,434
  Other long-term liabilities                                                                      201,484            193,002
                                                                                                ----------         ----------
       Total liabilities                                                                         1,843,276          1,805,377
                                                                                                ----------         ----------

  Contingencies (Notes 3 and 6)

Minority interest in Minera Yanacocha                                                              136,870            126,357
                                                                                                ----------         ----------

Stockholders' equity
  Common stock                                                                                     268,562            268,262
  Additional paid-in capital                                                                     1,073,235          1,069,146
  Retained earnings                                                                                115,856            114,240
                                                                                                ----------         ----------
       Total stockholders' equity                                                                1,457,653          1,451,648
                                                                                                ----------         ----------
       Total liabilities and stockholders' equity                                               $3,437,799         $3,383,382
                                                                                                ==========         ==========


                See Notes to Consolidated Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                     Statements of Consolidated Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                                              Three Months
                                                                                                                  Ended
                                                                                                                March 31,
                                                                                                            -----------------
                                                                                                             2000      1999
                                                                                                            ------   --------
Operating activities:
  Net income                                                                                                 6,648   $  9,944
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation, depletion and amortization                                                              61,947     58,782
      Amortization of capitalized mining costs                                                              22,717      2,752
      Undistributed earnings of affiliates                                                                   8,104      3,093
      Deferred taxes                                                                                       (13,103)    (7,232)
      Minority interest, net of dividends                                                                   10,513     12,166
      Other                                                                                                  6,255        633
      (Increase) decrease in operating assets:
        Accounts receivable                                                                                 (4,152)     1,373
        Inventories                                                                                          5,206      8,824
        Other assets                                                                                         2,529     (4,925)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                                                              (29,331)   (33,817)
        Other liabilities                                                                                    9,587      3,670
                                                                                                         ---------   --------
Net cash provided by operating activities                                                                   86,920     55,263
                                                                                                         ---------   --------

Investing activities:
    Additions to property, plant and mine development                                                      (47,428)   (37,031)
    Advances to joint venture and affiliates, net                                                          (86,243)   (39,747)
    Other                                                                                                    2,364         71
                                                                                                         ---------   --------
Net cash used in investing activities                                                                     (131,307)   (76,707)
                                                                                                         ---------   --------

Financing activities:
    Proceeds from long-term borrowings                                                                     213,000     44,000
    Repayments of long-term borrowings                                                                    (127,967)   (24,287)
    Dividends paid on common stock                                                                          (5,034)    (5,020)
    Other                                                                                                     (263)      (289)
                                                                                                         ---------   --------
Net cash provided by financing activities                                                                   79,736     14,404
                                                                                                         ---------   --------

Net change in cash and cash equivalents                                                                     35,349     (7,040)
Cash and cash equivalents at beginning of period                                                            55,314     79,086
                                                                                                         ---------   --------
Cash and cash equivalents at end of period                                                               $  90,663   $ 72,046
                                                                                                         =========   ========

Supplemental information:
  Interest paid, net of amounts capitalized of $463 and
    $4,230, respectively                                                                                 $  26,635   $ 22,997
  Income taxes paid                                                                                      $  22,942   $ 14,897


                See Notes to Consolidated Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)    Basis of Preparation of Financial Statements
       --------------------------------------------

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

       In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements of the Company included in its 1999 Annual Report on Form 10-K.

       Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)    Inventories
       -----------

                                                                                        At March 31,        At December 31,
                                                                                            2000                    1999
                                                                                        ------------        ---------------
                                                                                                  (In thousands)
Current:
  Ore and in-process inventories                                                          $222,741                $190,576
  Precious metals                                                                           33,978                  52,525
  Materials and supplies                                                                    78,160                  78,461
  Other                                                                                          -                   1,052
                                                                                          --------                --------
                                                                                          $334,879                $322,614
                                                                                          ========                ========
Non-current:
  Ore in stockpiles                                                                       $153,735                $171,206
                                                                                          ========                ========

(3)    Batu Hijau
       ----------

       The Company and Sumitomo Corporation ("Sumitomo") are partners in the Nusa Tengarra Partnership ("NTP") that holds P.T. Newmont Nusa Tengarra ("PTNNT"), the owner of the Batu Hijau mine in Indonesia. As a result of this ownership structure, the Company and Sumitomo have an indirect 45% and 35% interest, respectively, in the Batu Hijau mine. The remaining 20% interest is held by an unrelated Indonesian company. Until recouping its construction investment, including interest, the Company recognizes 56.25% of Batu Hijau's income. The Company accounts for its investment in Batu Hijau as an equity investment and at March 31, 2000 and December 31, 1999, such investment was $520.3 million and $438.3 million, respectively. Differences between 56.25% of the partnership's net assets and the Company's investment include (i) $220 million for the fair market value adjustment recorded by the partnership (in conjunction with the Company's initial contribution of its investment in PTNNT),
(ii) $27 million for intercompany charges, (iii) $122 million for the fair market value adjustment recorded by the Company in conjunction with its acquisition of the minority interest in its subsidiary, and (iv) $140 million for contributions recorded by the Company that were classified as debt by NTP. Certain of these amounts are amortized or depreciated on a unit-of-production basis. The Company's investment also excludes $42 million for exploration expenses incurred prior to the formation of NTP. The difference between 56.25% of NTP's net income and Equity loss of affiliate result from the elimination of intercompany interest and management fees.

       Production began in the fourth quarter of 1999. Project development was funded by $1.0 billion from third party loans and $0.83 billion from the Company and Sumitomo. The loans are guaranteed by the Company and Sumitomo, 56.25% and 43.75%, respectively, until project completion tests are met (except for political risk, which is born by the lenders), and will be non-recourse to the Company and Sumitomo thereafter (except for a contingent obligation to fund its pro rata share of an additional $125 million). Repayment of the loans of $43.5 million semi-annually will be over a 13-year period beginning the earlier of six months after project completion or June 15, 2001, and will bear interest at blended fixed and floating rates.

Following is summarized financial information for NTP (in thousands):

                                                                                                  Three Months Ended March 31,
                                                                                                     2000              1999
                                                                                                  ----------        ----------
Revenues                                                                                          $   87,995        $       --
Net income (loss)                                                                                 $  (27,422)       $   (6,263)
Dividends received                                                                                $       --        $       --

                                                                                                  At March 31,    At December 31,
                                                                                                     2000              1999
                                                                                                  ----------        ----------
Current assets                                                                                    $  191,885        $  137,542
Property, plant and mine development, net                                                         $1,985,727        $1,956,515
Other assets                                                                                      $  237,741        $  190,049

Current liabilities                                                                               $  178,033        $  207,645
Long-term debt                                                                                    $1,000,000        $1,000,000
Debt and related interest to partners and affiliates                                              $  255,582        $  195,478
Other liabilities                                                                                 $      555        $      132
Minority interest in PTNNT                                                                        $   56,745        $   35,455

(4)    Comprehensive Income
       --------------------

       Comprehensive income in 1999 includes an unrealized holding gain on an investment in another mining company that was sold in the third quarter of 1999.

(5)    Segment Information
       -------------------

       The Company predominantly operates in a single industry as a worldwide corporation engaged in gold production, exploration for gold and acquisition of gold properties. The Company has operations in the North America, Peru (Minera Yanacocha), Indonesia (Minahasa) and Uzbekistan (Zarafshan-Newmont) and its reportable segments are based on the geographic location of these operations. Earnings from operations do not include general corporate expenses, interest (except project-specific interest) or income taxes (except for equity investments).

       Financial information relating to the Company's consolidated segments is as follows (in millions):

                                                                   THREE MONTHS ENDED MARCH 31, 2000
                                        ------------------------------------------------------------------------------------
                                              NORTH AMERICAN           MINERA              ZARAFSHAN-
                                                OPERATIONS           YANACOCHA*  MINAHASA   NEWMONT     OTHER   CONSOLIDATED
                                        ---------------------------  ----------  --------  ----------  -------  ------------
Sales                                                        $182.4      $124.0     $34.0       $18.1  $  --          $358.5
Interest income                                                  --         1.0        --          --     0.8            1.8
Interest expense                                                0.1         2.2        --         0.5    18.1           20.9
Depreciation and amortization                                  35.1        16.3       5.8         2.8     1.9           61.9
Pre-tax income (loss) before
  minority interest and equity loss                             4.7        63.1      16.0         7.1   (44.5)          46.4
Capital expenditures                                           15.5        29.6       0.8         1.0     0.5           47.4

*Not reduced for minority interest

                                                                   THREE MONTHS ENDED MARCH 31, 1999
                                        ------------------------------------------------------------------------------------
                                              NORTH AMERICAN           MINERA              ZARAFSHAN-
                                                OPERATIONS           YANACOCHA*  MINAHASA   NEWMONT     OTHER   CONSOLIDATED
                                        ---------------------------  ----------  --------  ----------  -------  ------------

Sales                                                        $188.5      $ 97.0     $25.9       $15.7  $  --          $327.1
Interest income                                                  --         1.2        --          --     1.6            2.8
Interest expense                                                0.1         2.3        --         0.8    15.2           18.4
Depreciation and amortization                                  33.1        15.8       5.8         2.8     1.3           58.8
Pre-tax income (loss) before minority
  interest and equity loss                                     16.8        36.0      10.6         2.0   (34.6)          30.8
Capital expenditures                                           16.7        13.9       1.5         0.6     4.3           37.0

*Not reduced for minority interest

Financial information relating to the Company's equity investment in Batu Hijau was as follows (in millions):

Three Months Ended March 31,                                                                              2000                1999
----------------------------------------------------------------------------------------------------------------------------------
Sales                                                                                                 $   87.9            $     --
----------------------------------------------------------------------------------------------------------------------------------
Interest expense                                                                                          31.6                  --
----------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                                                             17.6                  --
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                                 (35.0)               (5.5)
----------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                                                                      62.7               153.1
----------------------------------------------------------------------------------------------------------------------------------
Total assets, at March 31                                                                              2,218.1            $1,568.8
----------------------------------------------------------------------------------------------------------------------------------

     Equity loss of affiliated company was $8.1 million in the first quarter of 2000 (based on 56.25% of Batu Hijau's income and elimination of $6.7 million and $4.1 million of intercompany interest and management fees, respectively, and amortization adjustments of $0.8million) and $3.1 million in the comparable 1999 period (based on 56.25% of the Batu Hijau loss and elimination of $3.0 million intercompany interest).

(6)  Contingencies
     -------------

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

     Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements. At March 31, 2000 and December 31, 1999, $69.0 million and $66.9 million, respectively, were accrued for reclamation and remediation costs relating to currently producing mineral properties.

     Certain appeals have been filed by third parties with the Department of Interior Board of Land Appeals in conjunction with the Twin Creeks Environmental Impact Statement. These appeals seek to impose mitigation and other conditions on the mine operations. The Company has intervened and does not believe that such appeals have merit. An unfavorable outcome of such appeals, however, could result in additional conditions on operations that may have a material adverse effect on the Company's financial position or results of operations.

     In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company's best estimate of its liability for these matters, $43.0 million and $43.6 million were accrued for such obligations at March 31, 2000 and December 31, 1999, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 70% greater or 20% lower than the amount accrued at December 31, 1999. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised.

     Details about certain of the more significant sites involved are discussed below.

     Idarado Mining Company ("Idarado")-80.1% owned
     ----------------------------------------------

     In July 1992, the Company and Idarado signed a consent decree with the State of Colorado ("State") that was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally referred to as the "Superfund Act." Idarado settled natural resources damages and past and future response costs and provided habitat enhancement work. In addition, Idarado agreed in the consent decree to undertake specified remediation work at its former mining site in the Telluride/Ouray area of Colorado. Remediation work at this property is substantially complete. If the remediation does not achieve specific performance objectives defined in the consent decree, the State may require Idarado to implement supplemental activities at the site, also as defined in the consent decree. Idarado and the Company have obtained a $5.2 million reclamation bond to secure their potential obligations under the consent decree.

     Resurrection Mining Company ("Resurrection")-100% owned
     -------------------------------------------------------

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

     The parties have entered into a consent decree with respect to the remaining areas that apportions liabilities and responsibilities for the site among the various parties. The EPA has approved remedial actions for selected components of Resurrection's portion of the site, which were initiated in 1995. The EPA has not yet selected the final remedy for the site. Accordingly, the Company cannot yet determine the full extent or cost of its share of the remedial action that will be required. The government agencies may also seek to recover for damages to natural resources. In March 1999, the parties entered into a Memorandum of Understanding ("MOU") to facilitate the settlement of natural resources damages claims under CERCLA for the upper Arkansas River Basin. The MOU provides a structure for evaluation of damages and possible restoration activities that may be required if it is concluded such damages have occurred.

     Dawn Mining Company LLC ("Dawn")-51% owned
     ------------------------------------------

     Dawn leased a currently inactive open-pit uranium mine on the Spokane Indian Reservation in the State of Washington. The mine is subject to regulation by agencies of the U.S. Department of Interior, the Bureau of Indian Affairs and the Bureau of Land Management, as well as the EPA. Dawn also owns a nearby uranium millsite facility that is subject to federal and state regulation.

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

     The Department of Interior previously notified Dawn that when the lease was terminated, it would seek to hold Dawn and the Company (as Dawn's 51% owner) liable for any costs incurred as a result of Dawn's failure to comply with the lease and applicable regulations. Other government agencies have asserted that the Company is liable for future reclamation or remediation work at the mine or millsite. In early 1999, the EPA proposed that the mine be included on the National Priorities List under CERCLA. The Company will vigorously contest any claims as to its liability. The Company cannot reasonably predict the likelihood or outcome of any future action against Dawn or the Company arising from this matter.

     In late 1999, Dawn initiated state approval for a revised mill closure plan that, if implemented, would expedite the reclamation process at the mill. The State of Washington is reviewing this revised plan. The currently approved clean fill plan for the mill is secured by a $19.9 million bond that is 50% secured by a letter of credit and is guaranteed by the Company.


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

     While the Company is not a party to the arbitration, it believes that Mine Or's claims are unfounded. It is unclear at this time what effect, if any, the arbitration might have on the Company. The Company continues to monitor this and related arbitration and remains open to consider alternatives which could bring these issues to conclusion.

     (c)  Other

     The Company has forward sales contracts for 93,750 ounces of gold that continue through December 2000, from its Minahasa property in Indonesia, at an average price of $454 an ounce. At March 31, 2000 the fair value of these contracts was $15.4 million.

     In July 1999, the Company entered into a prepaid forward sale contract for approximately 483,333 ounces of gold, with initial proceeds of $137.2 million, for delivery in June 2005, 2006 and 2007. Such proceeds were recorded as deferred revenue and will be recognized in income when the related gold is delivered. Additional proceeds will be determined at each delivery date based on the excess of the then existing market price (not to exceed $380 per ounce) over $300 per ounce. The prepaid forward sale contract also included semi-annual delivery requirements of approximately 17,950 ounces beginning June 2000 through June 2007. The Company entered into forward purchase contracts at prices increasing from $263 per ounce in 2000 to $354 per ounce in 2007 to coincide with these delivery commitments.

     In late July and early August 1999, the Company purchased put option contracts for 2.85 million ounces of gold, with a strike price of $270 per ounce. This purchase was paid for by selling call options contracts for 2.35 million ounces at the strike prices noted below. Call options in 2004 and 2005 terminate if the market price is $240 per ounce or lower at any time prior to expiration. The call option contracts are marked to market at each reporting date and on March 31, 2000 had a fair value of $82.2 million. As of March 31, 2000, the following contracts were outstanding:

                                      Purchased Put Options                            Sold Call Options
----------------------------------------------------------------------------------------------------------------------
                                    Ounces                  Price                  Ounces                  Price
----------------------------------------------------------------------------------------------------------------------
2000                               783,333                   $270                      --                     --
----------------------------------------------------------------------------------------------------------------------
2004                                    --                     --                 250,000                   $350
----------------------------------------------------------------------------------------------------------------------
2005                                    --                     --                 250,000                   $350
----------------------------------------------------------------------------------------------------------------------
2009                                    --                     --               1,000,000                   $386
----------------------------------------------------------------------------------------------------------------------
2009                                    --                     --                 850,000                   $385
----------------------------------------------------------------------------------------------------------------------


(7)  Supplementary Data
     ------------------

     The ratio of earnings to fixed charges for the three months ended March 31, 2000 was 2.8. The Company guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.

ITEM 2. Management's Discussion and Analysis of Results of Operations and
-------------------------------------------------------------------------
        Financial Condition
        -------------------

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

SUMMARY

     Newmont earned $6.6 million ($0.04 per share) in the first quarter of 2000 compared with net income of $9.9 million ($0.06 per share) in the first quarter
of 1999.   In the first quarter of 2000 and 1999, start-up losses related to the
Batu Hijau copper/gold mine in Indonesia and were reflected in Equity loss of affiliate ($8.1 million, or $0.05 per share, and $3.1 million, or $0.02 per share, respectively).

     Average realized gold prices of $288 per equity ounce in the first quarter of 2000 compared to $293 in the prior year quarter. Total cash costs per equity ounce declined to $176 from $181, and total production costs declined $6 to $230 per equity ounce. Total equity gold production was 1,068,000 ounces compared with 956,100 ounces in the first quarter of 2000 and 1999, respectively.

MARKET CONDITIONS AND RISKS

     METAL PRICE

     Changes in the market price of gold significantly effect Newmont's profitability and cash flow. Gold prices can fluctuate widely and are affected by numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment and production levels. The gold price fell to a 20-year low of $253 in July 1999 and since has recovered to a $280 per-ounce-range. Changes in the market price of copper also affect Newmont's profitability and cash flow from its Batu Hijau mine in Indonesia.

     Newmont generally sells its production at market prices, but has forward sales contracts for 93,750 ounces for the remainder of 2000 from its Minahasa mine in Indonesia at an average price of $454 per ounce. Following the July 1999 decline in gold spot market prices, Newmont entered into two put and call option contracts to provide a measure of price protection. As described in Note 6 (c), the purchase of near-term put option contracts at a strike price of $270 per ounce was paid for by selling call option contracts for 2.35 million ounces, with strike prices between $350 and $392 per ounce, expiring in 2004 through 2009. The call options are marked to market at each quarter-end and the resulting gains or losses may fluctuate significantly, primarily depending upon gold spot market prices and volatility.

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

     The functional currency for Newmont's Indonesian projects is the U.S. dollar; however, certain receivables, primarily refunds of Value Added Tax, are rupiah-denominated. During the three months ended March 31, 2000 and 1999, $1.3 million and $1.1 million, respectively, was charged to Costs applicable to sales to reflect the devaluation of these receivables.

RESULTS OF OPERATIONS

     PRODUCTION

                                                                                                 Three Months Ended
                                                                                             -------------------------
                                                                                                     March 31,
                                                                                             -------------------------
                                                                                               2000              1999
                                                                                             --------           ------
Equity gold production ozs. (000):
  North American operations:
     Nevada operations                                                                          609.4            606.7
     Mesquite                                                                                    30.7             41.7
     La Herradura                                                                                10.3              6.7
  Minera Yanacocha                                                                              222.6            173.9
  Zarafshan-Newmont                                                                              63.3             54.9
  Minahasa                                                                                       99.7             72.2
  Batu Hijau                                                                                     32.0               --
                                                                                             --------           ------
       Total                                                                                  1,068.0            956.1
                                                                                             ========           ======

Total cash costs per equity ounce:
  North American operations:
     Nevada                                                                                  $    222           $  209
     Mesquite                                                                                     205              142
     La Herradura                                                                                 152              195
  Minera Yanacocha                                                                                 88              114
  Zarafshan-Newmont                                                                               118              183
  Minahasa                                                                                        119              130
  Batu Hijau                                                                                      n/a              n/a
       Weighted average                                                                      $    176           $  181

     Total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, production taxes, royalties and other cash costs. Batu Hijau costs are reported per pound of copper, with gold revenue as a by-product credit.

     NORTH AMERICAN OPERATIONS

     Newmont's Nevada operations are along the Carlin Trend near Elko and in the Winnemucca Region, where the Twin Creeks and the Lone Tree Complex mines are located.

     Production in the first quarter of 2000 was 2,700 ounces more than in the comparable 1999 period. Total cash costs increased to $222 per ounce as the mix of refractory to oxide ores increased to 61% from 49%. Nevada production in 2000 is expected to exceed 2.7 million ounces with total cash costs under $210 per ounce.

     Production at the Mesquite mine, a heap-leach operation in southern California, was 11,000 less than in the prior year quarter with total cash costs per ounce of $205 compared with $142 in the first quarter of 1999. Higher costs resulted from higher waste-to-ore ratios and the commencement of third-party royalties in the third quarter of 1999. Production in 2000 is expected to exceed 150,000 ounces with total cash costs below $185 per ounce.

     La Herradura, a 44%-owned non-operated joint venture in Mexico, produced 10,300 equity ounces in the first quarter of 2000 at a total cash cost of $152 per ounce.

     OVERSEAS OPERATIONS

     Production at Minera Yanacocha in Peru increased 28% to 433,500 ounces (222,600 equity ounces) in the first quarter of 2000 from 338,700 ounces (173,900 equity ounces) in the same period of 1999. Higher production reflected an increase in ore tons mined that more than offset decreased average ore grades. Total cash costs declined to $88 per ounce from $114 per ounce in the 1999 quarter with higher production and productivity and assumption of previously contracted mining. Estimated gold production for 2000 is expected to reach 1,950,000 ounces (1,000,000 equity ounces) at a total cash cost below $90 per ounce.

     In the first quarter of 2000, production from Zarafshan-Newmont, a 50%-owned joint venture in the Central Asian Republic of Uzbekistan, increased 15% from the first quarter of 1999, primarily from improved recoveries of gold from leach ore. Total cash costs per ounce of $118 in the first quarter of 2000 were significantly below those in the same 1999 period when recoveries were lower. Production in 2000 is expected to exceed 200,000 equity ounces with total cash costs below $140 per ounce.

     In Indonesia, at Newmont's 80%-owned Minahasa property, production increased 38% in the three months ended March 31, 2000 over the comparable 1999 quarter with higher mill ore grades and recovery rates and with the commencement of leach operations in the third quarter of 1999. Total cash costs per ounce declined 8% as a result of improved productivity and efficiency. Production is expected to exceed 360,000 ounces in 2000 with total cash costs below $125 per ounce.

     The Batu Hijau mine in Indonesia, that commenced production in the fourth quarter of 1999, produced 107.6 million pounds of copper (60.5 million equity pounds) and 59,300 ounces of gold (32,000 equity ounces) during the first three months of 2000. Copper sales totaled 110.1 million pounds (61.9 million equity pounds) at a total cash cost of $0.65 per pound, after gold sales credits. Production in 2000 is expected to reach 540 million pounds of copper (300 million equity pounds) at a cash cost under $0.55 per pound, with gold production at 325,000 ounces (180,000 equity ounces).

     FINANCIAL RESULTS

     Consolidated sales include 100% of Minera Yanacocha production and Newmont equity production elsewhere, except for Batu Hijau, which is accounted for as an equity investment. The increase in consolidated sales revenue in the first quarter of 2000 from the comparable 1999 period resulted from higher production, slightly offset by lower average realized gold prices received as shown in the following table:

                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                       ------------------------
                                                                                                         2000            1999
                                                                                                       --------        --------
         Consolidated sales (in millions)                                                              $  358.5        $  327.1
         Consolidated production ozs. (000)                                                             1,246.9         1,120.9
         Average price realized per consolidated ounce                                                 $    288        $    292
         Average spot price received per ounce                                                         $    283        $    287

                                                                                                                Three Months Ended
                                                                                                                     March 31,
                                                                                                                ------------------
                                                                                                                  2000 vs.  1999
                                                                                                                ------------------
         Increase in consolidated sales due to (in millions):
           Consolidated production                                                                                        $   38.0
           Average gold price received                                                                                       ( 6.6)
                                                                                                                          --------
                Total                                                                                                     $   31.4
                                                                                                                          ========

     Costs applicable to sales include total cash costs and provisions for estimated final reclamation expenses related to consolidated production.

                                                                                                      Three Months Ended
                                                                                                            March 31,
                                                                                                     ----------------------
                                                                                                       2000            1999
                                                                                                     ------          ------
         Costs applicable to sales (in millions)
           North American operations:
               Nevada                                                                                $136.8          $128.1
               Mesquite                                                                                 6.3             5.9
               La Herradura                                                                             1.6             1.3
           Minera Yanacocha                                                                            41.1            41.5
           Zarafshan-Newmont                                                                            7.6            10.1
           Minahasa                                                                                    12.1             9.5
                                                                                                     ------          ------
                Total                                                                                $205.5          $196.4
                                                                                                     ======          ======

Depreciation, depletion and amortization

                                                                                                           Three Months Ended
                                                                                                                 March 31,
                                                                                                           ------------------
                                                                                                             2000       1999
                                                                                                           --------   -------
         Depreciation, depletion and amortization (in millions):
           North American operations:
               Nevada operations                                                                              $31.8   $30.9
               Mesquite                                                                                         2.7     1.8
               La Herradura                                                                                     0.6     0.4
           Minera Yanacocha                                                                                    16.3    15.8
           Zarafshan-Newmont                                                                                    2.8     2.8
           Minahasa                                                                                             5.8     5.8
           Other                                                                                                1.9     1.3
                                                                                                              -----   -----
                Total                                                                                         $61.9   $58.8
                                                                                                              =====   =====

     Interest expense, net of capitalized interest was $20.9 million for the three months ended March 31, 2000, and $18.4 million for the same period in 1999. The 2000 increase reflected a lower proportion of capitalized interest associated with the Newmont's investment in Batu Hijau.

     Income tax expense in the first quarter of 2000 and 1999 was $6.5 million at an effective rate of 14% and $5.6 million at an effective rate of 18%, respectively. The effective tax rate in the 2000 period primarily reflected increased percentage depletion benefits than in the comparable 1999 period.

     Equity in loss of affiliate of $8.1 million and $3.1 million for the three months ended March 31, 2000 and 1999, respectively, related to start-up losses at Batu Hijau.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 2000, cash flow from operations ($86.9 million) and net borrowings ($85.0 million) funded capital expenditures ($47.4 million), net advances to joint ventures and affiliates ($86.2 million) and dividends ($5.0 million). Newmont expects that operating cash flows for the 2000 year will fund capital expenditures, advances to affiliates, dividends and consolidated debt reduction, assuming gold price realizations comparable to those in the first quarter of 2000.

     INVESTING ACTIVITIES AND CAPITAL EXPENDITURES

     Capital expenditures were as follows:

                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                       ---------------------
                                                                                                        2000            1999
                                                                                                       -----           -----
         Capital expenditures (in millions):
           North American operations                                                                   $15.5           $16.7
           Overseas operations                                                                          31.4            16.0
           Other projects and capitalized interest                                                       0.5             4.3
                                                                                                       -----           -----
                Total                                                                                  $47.4           $37.0
                                                                                                       =====           =====

     Expenditures for U.S. operations during the first quarter of 2000 primarily related to activities in Nevada for deferred mine development ($4.9 million), capitalized mining costs ($3.1 million) and underground equipment ($1.5 million). Overseas capital expenditures were primarily at Minera Yanacocha ($29.6 million) for development of the La Quinua project and other ongoing expansion work. Capital expenditures in the 1999 period were primarily for Nevada and Minera Yanacocha leach pad expansion projects and Nevada capitalized mining.

     Batu Hijau

     Newmont has an indirect 45% interest in the Batu Hijau mine in Indonesia, accounted for on an equity basis. Until recouping the bulk of its investment, Newmont recognizes 56.25% of Batu Hijau's income. At March 31, 2000 and December 31, 1999, Newmont's investment was $520.3 million and $438.3 million, respectively. Funding of $91.8 million in the first quarter of 2000 was included in Advances to joint ventures and affiliates for ongoing capital expenditures and working capital requirements during the production ramp-up period.

     Construction of the mine, completed in the fourth quarter of 1999, was funded through third party project loans of $1.0 billion and partner contributions of $0.83 billion. The loans are guaranteed by Newmont and its partner, Sumitomo Corporation ("Sumitomo"), 56.25% and 46.75%, respectively, until project completion tests are met, and will be non-recourse thereafter (except for a $125 million contingent support facility that Newmont and Sumitomo will provide on a pro rata basis). Newmont expects that project completion tests will be met during 2000. The lenders carry all political risk on their investment. Debt repayments of $43.5 million semi-annually will begin the earlier of six months after project completion or June 15, 2001.

     FINANCING ACTIVITIES

     During the first quarter of 2000, net borrowings of $90 million were made under the $1.0 billion credit facility, with $300.0 million outstanding at March 31, 2000, and repayments of $5.0 million occurred under project financings for Minera Yanacocha.

DEVELOPMENTS IN INDONESIA

     Newmont operates the Minahasa mine on the island of Sulawesi and the Batu Hijau mine on the island of Sumbawa. Both are in remote locations and have been largely unaffected by civil unrest coinciding with the recent period of political and social change in Indonesia. Both mines operate under Contracts of Work issued by the central government. Indonesia's new government has publicly expressed its intention to uphold existing Contracts of Work.

     On January 22, 2000, a regional court, the Tandano District Court, issued a provisional judgment to shut down the Minahasa mine pending the outcome of a court case submitted by a regional official involving the application of taxes on overburden, or sand, gravel and rock lying over the ore body. The Indonesian Ministry of Mines and Energy confirmed that taxes on overburden are not applicable to the operation. However, on April 8, 2000, the District Court issued an enforcement order for the closure of the mine by April 16, 2000. On April 13, the chief justice of the Indonesian Supreme Court directed the Tondano District Court to postpone enforcement of it closure order. On April 19, 2000, a settlement was reached. The regional authority agreed that the taxes were not applicable to overburden and withdrew its claims and the Minahasa operation agreed to pay approximately $500,000 related to materials used to build a local road as part of its community development program.

OTHER

     All of Newmont Mining Corporation's ("the Corporation") business is conducted through, and assets and liabilities are held by, Newmont Gold Company, a wholly owned subsidiary of the Corporation. Management believes that the holding company structure has served its purpose and that the continued existence of the holding company complicates the corporate organization and adds to overhead expense. As a result, the Corporation proposed to merge the Corporation with and into Newmont Gold Company. Such proposal was submitted to the Corporation's stockholders at its Annual Meeting held on May 4, 2000. The proposal was approved and it is anticipated that such merger will be completed by May 16, 2000.

     As a result of the merger, the holding company will no longer exist and Newmont Gold Company will be owned directly by the current stockholders of the Corporation. After the merger Newmont Gold Company will become a publicly held company and will change its name to "Newmont Mining Corporation" and continue to be a Delaware corporation. Newmont Gold Company will have the same consolidated assets, liabilities and stockholders' equity as the Corporation.

SAFE HARBOR STATEMENT

     The foregoing discussion and analysis, as well as certain information contained elsewhere in this Quarterly Report, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. Such forward-looking statements include, without limitation, (i) estimates of future gold production for specific operations and on a consolidated basis, (ii) estimates of future production costs and other expenses for specific operations and on a consolidated basis, (iii) estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof, (iv) estimates of future costs and other liabilities for certain environmental matters and (v) estimates of reserves.

     Where Newmont expresses an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements ("cautionary statements") are disclosed under "Risk Factors" in the Newmont Annual Report on Form 10-K for the year ended December 31, 1999, as well as other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements.

     All subsequent written and oral forward-looking statements attributable to Newmont or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. Newmont disclaims any intent or obligation to update publicly any forward-looking statements set forth in this Report, whether as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION
----------------------------

     ITEM 4.  Submission Of Matters To A Vote Of Security Holders
     ------------------------------------------------------------

     Registrant's annual meeting of stockholders was held on May 4, 2000.

     All thirteen directors nominated to serve as directors of Registrant were elected. The vote was as follows:

Nominee                                                            Votes                        Withheld
V. A. Calarco                                                            142,693,325                     1,015,244
R. C. Cambre                                                             142,771,221                       937,348
J. T. Curry, Jr.                                                         142,774,976                       933,593
J. P. Flannery                                                           142,730,452                       978,117
L. I. Higdon, Jr.                                                        138,680,761                     5,027,808
R. J. Miller                                                             142,737,267                       971,302
W. W. Murdy                                                              142,791,147                       917,422
R. A. Plumbridge                                                         142,769,962                       938,607
R. H. Quenon                                                             142,767,161                       941,408
M. A. Qureshi                                                            142,752,735                       955,834
M. K. Reilly                                                             142,780,006                       928,563
J. V. Taranik                                                            142,770,750                       937,819
W. I. M. Turner, Jr.                                                     142,737,400                       971,169

     The proposal to eliminate Registrant as a holding company was approved by 85.1% of Registrant's outstanding shares. The vote was as follows:

               For:           142,732,976
               Against:           351,265
               Abstain:           624,328
               Not voting:     24,081,052
                              -----------
                              167,789,621
                              ===========

     Registrant's 2000 Non-Employee Directors Stock Plan was approved by 72.3% of the votes cast (including abstentions, but excluding shares not voted). The vote was as follows:

               For:           103,899,259
               Against:        38,915,766
               Abstain:           893,544
               Not voting:     24,081,052
                              -----------
                              167,789,621
                              ===========

     The stockholder proposal that Registrant's stockholders request Registrant's Board of Directors to allow stockholders to call special meetings was rejected by 59% of the votes cast (including abstentions, but excluding shares not voted). The vote was as follows:

               For:           47,569,092
               Against:       66,677,236
               Abstain:        1,758,539
               Not voting:    51,784,754
                              ----------
                             167,789,621
                             ===========

     ITEM 6.  Exhibits  and Reports on Form 8-K
     -------------------------------------------

(a) The exhibits to this report are listed in the Exhibit Index on Page 18 hereof.

(b) Reports filed on Form 8-K during the quarter ended March 31, 2000:

    None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEWMONT MINING CORPORATION
                                       (Registrant)

Date: May 15, 2000                     /s/ BRUCE D. HANSEN
                                       -------------------
                                       Bruce D. Hansen
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

Date: May 15, 2000                     /s/ LINDA K. WHEELER
                                       --------------------
                                       Linda K. Wheeler
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                          Newmont Mining Corporation

                                 EXHIBIT INDEX

                  Exhibit Number                                        Description
                  --------------             ------------------------------------------------------------------

                      10(a) -                First Amendment to Newmont Mining corporation's Annual Incentive
                                             Compensation Plan (Effective as of January 1, 1999).

                      10(b) -                Newmont Mining Corporation 2000 Non-Employee Directors Stock Plan.


                       12 -                  Statement re Computation of Ratio of Earnings to Fixed Charges.

                       27 -                  Financial Data Schedule.
