Form 10-Q
period 2000-06-30
NEWMONT MINING CORP
filed 2000-08-09
CIK 71824

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

There were 168,084,603 shares of common stock outstanding on August 7, 2000.

PART I - FINANCIAL INFORMATION
-------------------------------

ITEM 1.  Financial Statements
------------------------------

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                     Statements of Consolidated Operations
                       (In thousands, except per share)
                                  (Unaudited)

                                                                                                            Three Months
                                                                                                                Ended
                                                                                                              June 30,
                                                                                                         --------------------
                                                                                                           2000        1999
                                                                                                         --------    --------
Sales and other income
  Sales                                                                                                  $355,387    $315,755
  Dividends, interest and other                                                                             2,794      17,251
                                                                                                         --------    --------
                                                                                                          358,181     333,006
                                                                                                         --------    --------
Costs and expenses
  Costs applicable to sales                                                                               206,663     198,091
  Depreciation and depletion                                                                               68,002      61,166
  Exploration and research                                                                                 17,234      14,428
  General and administrative                                                                               12,898      12,656
  Interest, net of capitalized interest of $1,387
    and $5,208, respectively                                                                               19,683      17,104
  Other                                                                                                     3,374       2,557
                                                                                                         --------    --------
                                                                                                          327,854     306,002
                                                                                                         --------    --------

Operating income                                                                                           30,327      27,004

Unrealized mark-to-market loss on call options                                                            (11,305)          -
                                                                                                         --------    --------

Pre-tax income before minority interest and equity loss                                                    19,022      27,004

Income tax expense                                                                                         (4,427)     (2,093)
Minority interest in income of Minera Yanacocha                                                           (23,635)    (12,955)
Equity loss of affiliate                                                                                   (7,297)     (4,888)
                                                                                                         --------    --------

Net income (loss)                                                                                        $(16,337)   $  7,068
                                                                                                         ========    ========

Other comprehensive loss, net of tax
   Unrealized holding loss on investment securities                                                           (46)       (278)
                                                                                                         --------    --------

Comprehensive income (loss)                                                                              $(16,383)   $  6,790
                                                                                                         ========    ========

Net income (loss) per common share, basic and diluted                                                    $  (0.10)   $   0.04
                                                                                                         ========    ========

Basic weighted average shares outstanding                                                                 167,874     167,417
Diluted weighted average shares outstanding                                                               167,874     167,648

Cash dividends declared per common share                                                                 $   0.03    $   0.03
                                                                                                         ========    ========


                See Notes to Consolidated Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                     Statements of Consolidated Operations
                       (In thousands, except per share)
                                  (Unaudited)

                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                         --------------------
                                                                                                           2000        1999
                                                                                                         --------    --------
Sales and other income
  Sales                                                                                                  $713,897    $642,896
  Dividends, interest and other                                                                             5,533      20,301
                                                                                                         --------    --------
                                                                                                          719,430     663,197
                                                                                                         --------    --------
Costs and expenses
  Costs applicable to sales                                                                               412,148     394,448
  Depreciation and depletion                                                                              129,949     119,948
  Exploration and research                                                                                 30,775      25,900
  General and administrative                                                                               24,887      25,275
  Interest, net of capitalized interest of $1,850
    and $9,438, respectively                                                                               40,588      35,477
  Other                                                                                                     4,572       4,321
                                                                                                         --------    --------
                                                                                                          642,919     605,369
                                                                                                         --------    --------

Operating income                                                                                           76,511      57,828

Unrealized mark-to-market loss on call options                                                            (11,069)          -
                                                                                                         --------    --------

Pre-tax income before minority interest and equity loss                                                    65,442      57,828

Income tax expense                                                                                        (10,955)     (7,714)
Minority interest in income of Minera Yanacocha                                                           (48,775)    (25,122)
Equity loss of affiliate                                                                                  (15,401)     (7,980)
                                                                                                         --------    --------

Net income (loss)                                                                                        $ (9,689)   $ 17,012
                                                                                                         ========    ========

Other comprehensive income (loss), net of tax
   Unrealized holding gain (loss) on investment securities                                                    (46)      5,286
                                                                                                         --------    --------

Comprehensive income (loss)                                                                              $ (9,735)   $ 22,298
                                                                                                         ========    ========

Net income (loss) per common share, basic and diluted                                                    $  (0.06)   $   0.10
                                                                                                         ========    ========

Basic weighted average shares outstanding                                                                 167,786     167,357
Diluted weighted average shares outstanding                                                               167,786     167,473

Cash dividends declared per common share                                                                 $   0.06    $   0.06
                                                                                                         ========    ========


                See Notes to Consolidated Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In thousands)
                                  (Unaudited)

                                                                                                 June 30,         December 31,
                                                                                                   2000               1999
                                                                                                ----------        -----------
Assets
  Cash and cash equivalents                                                                     $   52,163        $    55,314
  Short-term investments                                                                             5,425              9,414
  Accounts receivable                                                                               53,257             40,553
  Inventories                                                                                      363,516            322,614
  Other current assets                                                                              80,112            106,158
                                                                                                ----------        -----------
       Current assets                                                                              554,473            534,053

  Property, plant and mine development, net                                                      1,943,982          1,972,348
  Investment in Batu Hijau                                                                         510,660            438,318
  Long-term inventory                                                                              146,554            171,206
  Deferred income tax assets                                                                       216,704            197,456
  Other long-term assets                                                                            43,621             70,001
                                                                                                ----------        -----------
       Total assets                                                                             $3,415,994        $ 3,383,382
                                                                                                ==========        ===========

Liabilities
  Current portion of long-term debt                                                             $   23,681        $    23,293
  Accounts payable                                                                                  42,380             38,039
  Current portion of deferred income tax liabilities                                                14,760             29,520
  Other accrued liabilities                                                                        157,866            183,021
                                                                                                ----------        -----------
       Current liabilities                                                                         238,687            273,873

  Long-term debt                                                                                 1,045,557          1,014,193
  Reclamation and remediation liabilities                                                          109,853            104,677
  Deferred revenue from sale of future production                                                  137,198            137,198
  Fair value of written call options                                                                93,503             82,434
  Other long-term liabilities                                                                      205,577            193,002
                                                                                                ----------        -----------
       Total liabilities                                                                         1,830,375          1,805,377
                                                                                                ----------        -----------

  Contingencies (Notes 4 and 7)

Minority interest in Minera Yanacocha                                                              145,910            126,357
                                                                                                ----------        -----------
Stockholders' equity
  Common stock                                                                                     268,834            268,262
  Additional paid-in capital                                                                     1,076,443          1,069,146
  Retained earnings                                                                                 94,432            114,240
                                                                                                ----------        -----------
       Total stockholders' equity                                                                1,439,709          1,451,648
                                                                                                ----------        -----------
       Total liabilities and stockholders' equity                                               $3,415,994        $ 3,383,382
                                                                                                ==========        ===========


                See Notes to Consolidated Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                     Statements of Consolidated Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                                 ---------------------
                                                                                                   2000        1999
                                                                                                 ---------   ---------
Operating activities:
  Net income (loss)                                                                              $  (9,689)  $  17,012
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Depreciation and depletion                                                                   129,949     119,948
      Amortization of capitalized mining costs                                                      35,712       5,785
      Amortization of put option premiums                                                           13,088           -
      Unrealized mark-to-market loss on call options                                                11,069           -
      Deferred taxes                                                                               (14,107)    (20,283)
      Minority interest, net of dividends                                                           19,553      25,121
      Undistributed earnings of affiliates                                                          15,401       7,980
      Other                                                                                           (613)    (13,822)
      (Increase) decrease in operating assets:
        Accounts receivable                                                                         (4,840)     11,130
        Inventories                                                                                (16,250)     19,287
        Other assets                                                                                (4,461)     (5,650)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                                                         (587)    (13,155)
        Other liabilities                                                                           15,882      12,783
                                                                                                 ---------   ---------
Net cash provided by operating activities                                                          190,107     166,136
                                                                                                 ---------   ---------

Investing activities:
    Additions to property, plant and mine development                                             (136,732)    (77,278)
    Advances to joint venture and affiliates, net                                                  (76,436)    (89,347)
    Proceeds from asset sales and other                                                             (3,247)     28,767
                                                                                                 ---------   ---------
Net cash used in investing activities                                                             (216,415)   (137,858)
                                                                                                 ---------   ---------

Financing activities:
    Proceeds from long-term borrowings                                                             237,000      45,000
    Repayments of long-term borrowings                                                            (205,257)    (59,846)
    Dividends paid on common stock                                                                 (10,074)    (10,043)
    Other                                                                                            1,488        (582)
                                                                                                 ---------   ---------
Net cash provided by (used in) financing activities                                                 23,157     (25,471)
                                                                                                 ---------   ---------

Net change in cash and cash equivalents                                                             (3,151)      2,807
Cash and cash equivalents at beginning of period                                                    55,314      79,086
                                                                                                 ---------   ---------
Cash and cash equivalents at end of period                                                       $  52,163   $  81,893
                                                                                                 =========   =========

Supplemental information:
  Interest paid, net of amounts capitalized of $1,850 and
    $9,438, respectively                                                                         $  38,384   $  35,566
  Income taxes paid                                                                              $  44,425   $  20,374


                See Notes to Consolidated Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)  Basis of Preparation of Financial Statements
     --------------------------------------------

     These unaudited interim consolidated financial statements of Newmont Mining Corporation ("NMC"), formerly Newmont Gold Company, and its subsidiaries (collectively, the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements of the Company included in its 1999 Annual Report on Form 10-K.

     On May 15, 2000, the Company completed a merger in which its parent holding company, Newmont Mining Corporation, was merged into Newmont Gold Company, eliminating the holding company structure. The parent holding company's sole assets were the shares of Newmont Gold Company common stock. In that merger, the name of Newmont Gold Company was changed to Newmont Mining Corporation.

     Certain prior year amounts have been reclassified to conform to the current year presentation.


(2)  Pending Merger

     On June 21, 2000, the Company and Battle Mountain Gold Company, a Nevada corporation, entered into an Agreement and Plan of Merger. Upon consummation of the merger, Battle Mountain will become a wholly owned subsidiary of NMC subject to the satisfaction or waiver of the conditions set forth in the merger agreement. Each share of Battle Mountain common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 0.105 of a share of NMC common stock. Under a separate Canadian statutory arrangement, each outstanding exchangeable share of Battle Mountain Canada Ltd., a subsidiary of Battle Mountain, will also be converted into the right to receive 0.105 of a share of NMC common stock. NMC will also exchange shares of newly issued $3.25 convertible preferred stock, with substantially identical terms and conditions, for all outstanding shares of Battle Mountain $3.25 convertible preferred stock. The transaction will be accounted for as a pooling of interests, and as such, future consolidated financial statements will include Battle Mountain's financial data as if Battle Mountain had always been a part of Newmont. The merger is expected to close in the fall of 2000 subject to regulatory approvals and approval of Battle Mountain and Battle Mountain Canada shareholders.

     The following unaudited pro forma combined financial data is presented for informational purposes only. They are not necessarily indicative of the results of operations or of the financial position that would have occurred had the merger been completed during the periods or as of the date for which the pro forma data are presented. They are also not necessarily indicative of the combined company's future results of operations or financial position. In particular, the Company expects to realize significant operating cost savings as a result of the merger. No adjustment has been included in the pro forma combined financial data for these anticipated savings. The Company expects to incur one-time combined merger expenses of approximately $35 million, of which $20 million primarily relates to investment advisory and professional fees and $15 million to employee benefit and severance costs. These expenses will be charged to income in the period incurred. A provision for $20 million of these expenses is reflected in the combined balance sheet data. Pro forma per share amounts for the combined company are based on the exchange ratio of 0.105 of a share of NMC common stock for each share of Battle Mountain common stock and each Battle Mountain Canada exchangeable share.

                                                                       Three Months      Six Months      Year Ended
Pro Forma Combined Statement of Operations Data                       Ended June 30,   Ended June 30,   December 31,
(in millions, except per share amounts)                                   2000             2000           1999
                                                                      --------------   --------------   ------------
Sales                                                                 $      414.6     $       835.6    $   1,627.1
Net loss applicable to common shares                                  $      (25.5)    $       (22.4)   $    (102.2)
Net loss per common share, basic and diluted                          $      (0.13)    $       (0.12)   $     (0.53)
Weighted average number of common shares and assumed on conversion           192.0             191.9          191.6

Pro Forma Combined Balance Sheet Data:
(in millions)                                                         At June 30, 2000
                                                                      ----------------
  Total assets                                                        $        3,873.9
  Total shareholders' equity                                          $        1,507.5
  Book value per common share                                         $           7.39


(3)  Inventories
     -----------

                                      At June 30,         At December 31,
                                         2000                   1999
                                      -----------         ---------------
                                             (In thousands)
Current:
  Ore and in-process inventories      $   238,369         $       190,576
  Precious metals                          40,949                  52,525
  Materials and supplies                   84,198                  78,461
  Other                                         -                   1,052
                                      -----------         ---------------
                                      $   363,516         $       322,614
                                      ===========         ===============
Non-current:
  Ore in stockpiles                   $   146,554         $       171,206
                                      ===========         ===============


(4)  Batu Hijau
     ----------

     The Company and Sumitomo Corporation ("Sumitomo") are partners in the Nusa Tengarra Partnership ("NTP") that holds 80% of P.T. Newmont Nusa Tengarra ("PTNNT"), the owner of the Batu Hijau mine in Indonesia. As a result of this ownership structure, the Company and Sumitomo have an indirect 45% and 35% interest, respectively, in the Batu Hijau mine. The remaining 20% interest is held by an unrelated Indonesian company. Until recouping its construction investment, including interest, the Company recognizes 56.25% of Batu Hijau's income. The Company accounts for its investment in Batu Hijau as an equity investment and at June 30, 2000 and December 31, 1999, such investment was $510.7 million and $438.3 million, respectively. Differences between 56.25% of the partnership's net assets and the Company's investment include (i) $220 million for the fair market value adjustment recorded by the partnership (in conjunction with the Company's initial contribution of its investment in PTNNT),
(ii) $24 million for intercompany charges, (iii) $122 million for the fair market value adjustment recorded by the Company in conjunction with its acquisition of the minority interest in its subsidiary, and (iv) $140 million for contributions recorded by the Company that were classified as debt by NTP. Certain of these amounts are amortized or depreciated on a unit-of-production basis. The Company's investment also excludes $42 million for exploration expenses incurred prior to the formation of NTP. The difference between 56.25% of NTP's net income and Equity loss of affiliate result from the elimination of intercompany interest and management fees.

     Production at Batu Hijau began in the fourth quarter of 1999. Project development was funded by $1.0 billion from third party loans and $0.83 billion from the Company and Sumitomo. The loans are guaranteed by the Company and Sumitomo, 56.25% and 43.75%, respectively, until project completion tests are met (except for political risk, which is born by the lenders), and will be non-recourse to the Company and Sumitomo thereafter (except for a contingent obligation to fund its pro rata share of an additional $125 million). Project completion tests are expected to be met during 2000. Repayment of the loans of $43.5 million semi-annually will be over a 13-year period beginning the earlier of six months after project completion or June 15, 2001, and will bear interest at blended fixed and floating rates.

Following is summarized financial information for NTP (in thousands):


                                                                       THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                           2000           1999                2000          1999
                                                                       ------------  -------------        ------------  -----------
Revenues                                                               $     85,168  $           -        $    173,163  $         -
Net loss                                                               $    (22,926) $      (9,008)       $    (50,348) $   (15,271)
Dividends received                                                     $          -  $           -        $          -  $         -

                                                                       AT JUNE 30,   AT DECEMBER 31,
                                                                          2000            1999
                                                                       ----------    ---------------
Current assets                                                         $  166,373    $       137,542
Property, plant and mine development, net                              $2,007,087    $     1,956,515
Other assets                                                           $  196,744    $       190,059

Current liabilities                                                    $  151,337    $       207,645
Long-term debt                                                         $1,000,000    $     1,000,000
Debt and related interest to affiliates                                $  259,561    $       195,476
Other liabilities                                                      $    1,049    $           132
Minority interest in PTNNT                                             $   56,745    $        35,455


(5)  Comprehensive Income
     --------------------

     Comprehensive income in 1999 included an unrealized holding gain on equity securities in another mining company that was sold early in the third quarter of 1999.

(6)  Segment Information
     -------------------

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

     Financial information relating to the Company's consolidated segments is as follows (in millions):

                                                                 THREE MONTHS ENDED JUNE 30, 2000
                                      -------------------------------------------------------------------------------------
                                      NORTH AMERICAN         MINERA                    ZARAFSHAN
                                        OPERATIONS         YANACOCHA*     MINAHASA      NEWMONT      OTHER     CONSOLIDATED
                                      --------------       ----------     --------     ---------    -------    ------------
Sales                                 $    196.7           $    116.3     $   26.1     $    16.3    $     -    $      355.4
Interest income                       $        -           $      1.5     $    0.1     $       -    $   0.6    $        2.2
Interest expense                      $      0.1           $      1.1     $      -     $     0.5    $  18.0    $       19.7
Depreciation and amortization         $     40.2           $     17.0     $    5.9     $     2.8    $   2.1    $       68.0
Pre-tax income (loss) before
  minority interest and equity loss   $      1.7           $     58.6     $    7.1     $     5.7    $ (54.1)   $       19.0
Capital expenditures                  $     25.0           $     55.1     $    1.5     $     1.3    $   6.4    $       89.3

*Not reduced for minority interest

                                                                 THREE MONTHS ENDED JUNE 30, 1999
                                      -------------------------------------------------------------------------------------
                                      NORTH AMERICAN         MINERA                    ZARAFSHAN
                                        OPERATIONS         YANACOCHA*     MINAHASA      NEWMONT      OTHER     CONSOLIDATED
                                      --------------       ----------     --------     ---------    -------    ------------
Sales                                 $        175.2       $     99.3     $   23.3     $    18.0    $     -    $      315.8
Interest income                       $            -       $      0.9     $    0.1     $       -    $   1.0    $        2.0
Interest expense                      $          0.1       $      2.0     $      -     $     0.6    $  14.4    $       17.1
Depreciation and amortization         $         32.0       $     19.3     $    5.7     $     2.8    $   1.4    $       61.2
Pre-tax income (loss) before
  minority interest and equity loss   $          4.9       $     32.3     $    9.3     $     2.9    $ (22.4)   $       27.0
Capital expenditures                  $         11.5       $     19.9     $    3.2     $     0.9    $   4.8    $       40.3

*Not reduced for minority interest

                                                                      SIX MONTHS ENDED JUNE 30, 2000
                                        ----------------------------------------------------------------------------------------
                                        NORTH AMERICAN       MINERA                      ZARAFSHAN
                                         OPERATIONS        YANACOCHA*      MINAHASA       NEWMONT       OTHER       CONSOLIDATED
                                        --------------     ----------      --------      ---------     -------      ------------
Sales                                   $        379.1     $    240.3      $   60.1      $    34.4     $     -      $      713.9
Interest income                         $            -     $      2.5      $    0.1      $       -     $   1.4      $        4.0
Interest expense                        $          0.2     $      3.3      $      -      $     1.0     $  36.1      $       40.6
Depreciation and amortization           $         75.3     $     33.3      $   11.7      $     5.7     $   3.9      $      129.9
Pre-tax income (loss) before
  minority interest and equity loss     $          0.2     $    121.8      $   23.1      $    12.8     $ (92.5)     $       65.4
Capital expenditures                    $         40.5     $     84.7      $    2.3      $     2.3     $   6.9      $      136.7

*Not reduced for minority interest

                                                                      SIX MONTHS ENDED JUNE 30, 1999
                                        ----------------------------------------------------------------------------------------
                                        NORTH AMERICAN       MINERA                      ZARAFSHAN
                                         OPERATIONS        YANACOCHA*      MINAHASA       NEWMONT       OTHER       CONSOLIDATED
                                        --------------     ----------      --------      ---------     -------      ------------
Sales                                   $        363.7     $    196.3      $   49.2      $    33.7     $     -      $      642.9
Interest income                         $            -     $      2.1      $    0.1      $       -     $   2.6      $        4.8
Interest expense                        $          0.2     $      4.3      $      -      $     1.4     $  29.6      $       35.5
Depreciation and amortization           $         65.1     $     35.0      $   11.5      $     5.6     $   2.7      $      119.9
Pre-tax income (loss) before
  minority interest and equity loss     $         21.7     $     68.3      $   19.9      $     4.9     $ (57.0)     $       57.8
Capital expenditures                    $         28.2     $     33.8      $    4.7      $     1.5     $   9.1      $       77.3

*Not reduced for minority interest

     The Company operates the Batu Hijau mine in Indonesia that is accounted for as an equity investment. Financial information relating to Batu Hijau was as follows (in millions):

                                                                       Three Months Ended June 30,      Six Months Ended June 30,
                                                                       ---------------------------      -------------------------
                                                                           2000           1999             2000          1999
                                                                       -----------    ------------      ----------    -----------
Sales                                                                  $      85.0    $         -       $    172.9    $        -
Interest expense                                                       $      24.5    $         -       $     56.1    $        -
Depreciation and amortization                                          $      19.3    $         -       $     36.9    $        -
Net loss                                                               $     (25.3)   $      (8.2)      $    (60.3)   $    (13.7)
Capital expenditures                                                   $      16.7    $     158.2       $     69.3    $    345.8
Total assets, at June 30                                               $   2,174.7    $   1,747.4       $  2,174.7    $  1,747.4

     Equity loss of affiliated company was $7.3 million in the second quarter of 2000 (based on 56.25% of Batu Hijau's income and elimination of $4.7 million and $1.8 million of intercompany interest and management fees, respectively, and amortization adjustments of $0.4 million) and $4.9 million in the comparable 1999 period (based on 56.25% of the Batu Hijau loss and elimination of $0.3 million intercompany interest). Equity loss of affiliated company was $15.4 million in the first half of 2000 (based on 56.25% of Batu Hijau's income and elimination of $11.4 million and $5.9 million of intercompany interest and management fees, respectively, and amortization adjustments of $1.2 million) and $8.0 million in the comparable 1999 period (based on 56.25% of the Batu Hijau loss and elimination of $0.3 million intercompany interest).

(7)  Contingencies
     -------------

     (a)  Reclamation Obligations

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

     Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements. At June 30, 2000 and December 31, 1999, $73.0 million and $66.9 million, respectively, were accrued for reclamation and remediation costs relating to currently producing mineral properties.

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

     In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company's best estimate of its liability for these matters, $42.7 million and $43.6 million were accrued for such obligations at June 30, 2000 and December 31, 1999, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 70% greater or 20% lower than the amount accrued at December 31, 1999. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised.


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


     Dawn Mining Company LLC ("Dawn")-51% owned
     ------------------------------------------

     Dawn leased an open-pit uranium mine, currently inactive, on the Spokane Indian Reservation in the State of Washington. The mine is subject to regulation by agencies of the U.S. Department of Interior, the Bureau of Indian Affairs and the Bureau of Land Management, as well as the EPA. Dawn also owns a nearby uranium millsite facility that is subject to federal and state regulation.

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

     The Department of Interior previously notified Dawn that when the lease was terminated, it would seek to hold Dawn and the Company (as Dawn's 51% owner) liable for any costs incurred as a result of Dawn's failure to comply with the lease and applicable regulations. Other government agencies have asserted that the Company is liable for future reclamation or remediation work at the mine or millsite. In mid-2000, the mine was included on the National Priorities List under CERCLA. The Company will vigorously contest any claims as to its liability. The Company cannot reasonably predict the likelihood or outcome of any future action against Dawn or the Company arising from this matter.

     In late 1999, Dawn initiated state approval for a revised mill closure plan that, if implemented, would expedite the reclamation process at the mill. The State of Washington has approved this revised plan, subject to concurrence from the U.S. Department of Energy. The currently approved clean fill plan for the mill is secured by a $19.9 million bond that is 50% secured by a letter of credit and is guaranteed by the Company.


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

     (c)  Other

     On June 2, 2000, a transport contractor of Minera Yanacocha spilled approximately three gallons (330 pounds) of mercury near the town of Chorapampa, Peru located 53 miles southwest of the mine. Mercury is a byproduct of gold mining and was sold to a Lima firm for use in medical instrumentation and industrial applications. Minera Yanacocha officials were notified the following morning by the contractor and immediately began cleanup efforts and notification of local residents of the potential hazard. Mining, health and environmental authorities from the Peruvian government were also notified. The ministry of health brought in staff to assist with diagnosis and treatment of those with potential symptoms from mercury exposure. A comprehensive health and environmental remediation program was initiated by Minera Yanacocha. Those who
were exposed have been medically treated.   Health monitoring and environmental
cleanup continue. Estimated costs for health and remediation efforts of $2.4 million were recorded in the second quarter of 2000. The Company cannot reasonably predict the likelihood of any additional expenditures related to this matter.

     The Company has forward sales contracts to deliver 62,500 ounces of gold through December 2000, from its Minahasa property in Indonesia, at an average price of $454 an ounce. At June 30, 2000 the fair value of these contracts was $9.7 million.

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

     In late July and early August 1999, the Company purchased put option contracts for 2.85 million ounces of gold, with a strike price of $270 per ounce. This purchase was paid for by selling call options contracts for 2.35 million ounces at the strike prices noted below. Call options in 2004 and 2005 terminate if the market price is $240 per ounce or lower at any time prior to expiration. The call option contracts are marked to market at each reporting date and on June 30, 2000 had a fair value of $93.5 million. As of June 30, 2000, the following contracts were outstanding:

                                                         Purchased Put Options                            Sold Call Options
------------------------------------------------------------------------------------------------------------------------------------
                                                     Ounces                  Price                  Ounces                  Price
------------------------------------------------------------------------------------------------------------------------------------
  2000                                              383,333                  $ 270                       -                      -
------------------------------------------------------------------------------------------------------------------------------------
  2004                                                    -                      -                 250,000                  $ 350
------------------------------------------------------------------------------------------------------------------------------------
  2005                                                    -                      -                 250,000                  $ 350
------------------------------------------------------------------------------------------------------------------------------------
  2009                                                    -                      -               1,000,000                  $ 386
------------------------------------------------------------------------------------------------------------------------------------
  2009                                                    -                      -                 850,000                  $ 385
------------------------------------------------------------------------------------------------------------------------------------


(8)  Supplementary Data
     ------------------

     The ratio of earnings to fixed charges for the six months ended June 30, 2000 was 2.2. The Company guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.

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

     Pending Merger. As described in Note (2), on June 21, 2000, NMC and Battle Mountain Gold Company entered into an Agreement and Plan of Merger. Upon consummation of the merger, Battle Mountain will become a wholly owned subsidiary of NMC subject to the satisfaction or waiver of the conditions set forth in the merger agreement. Each share of Battle Mountain common stock and each Battle Mountain Canada Ltd. exchangeable share will be converted into the right to receive 0.105 of a share of NMC common stock. NMC will also exchange shares of a new $3.25 convertible preferred stock for all outstanding shares of Battle Mountain $3.25 convertible preferred stock. The transaction will be accounted for as a pooling of interests and is expected to close in the fall of 2000 subject to regulatory approvals and approval of Battle Mountain and Battle Mountain Canada shareholders.

SUMMARY

     Newmont reported a net loss of $16.3 million ($0.10 per share) and $9.7 million ($0.06 per share) in the second quarter and first half of 2000, respectively, compared with net income of $7.1 million ($0.04 per share) and $17.0 million ($0.10 per share) in the same 1999 periods, respectively. The second quarter of 2000 included $7.3 million ($0.04 per share), net of tax, for a non-cash unrealized mark-to-market loss on call option contracts, $4.3 million ($0.03 per share), net of tax, for non-cash amortization of put option premiums and $7.3 million ($0.04 per share) for start-up losses at the Batu Hijau copper/gold mine in Indonesia (reflected in Equity loss of affiliate). The first six months of 2000 included $7.2 million ($0.04 per share), net of tax, for the mark-to-market loss, $8.5 million ($0.05 per share), net of tax, for non-cash amortization of put option premiums and $15.4 million ($0.09 per share) for Batu Hijau start-up losses. The second quarter and first half of 1999 included Batu Hijau start-up losses of $4.9 million ($0.03 per share) and $8.0 million ($0.05 per share), net of tax, respectively.

     Total equity gold production was 1,088,300 ounces and 2,156,300 ounces in the second quarter and first half of 2000, respectively, compared with 952,300 ounces and 1,908,600 ounces in the same 1999 periods, respectively. Total cash costs per equity ounce declined to $174 and $175 for the 2000 second quarter and first half, respectively, from $183 and $182 for the same 1999 periods and total production costs declined $8 and $6 per equity ounce, respectively. Average realized gold prices of $283 and $285 per equity ounce in the second quarter and first half of 2000, respectively, compared to $281 and $287 in the prior year periods. Non-cash amortization of put option premiums was included in gold price realizations.


MARKET CONDITIONS AND RISKS

     METAL PRICE

     Changes in the market price of gold significantly effect Newmont's profitability and cash flow. Gold prices can fluctuate widely and are affected by numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment and global mine production levels. The gold price fell to a 20-year low of $253 in July 1999 and since has recovered to a $270 to $280 per-ounce-range. Changes in the market price of copper also affect Newmont's profitability and cash flow from its Batu Hijau mine in Indonesia.

     Newmont generally sells its production at market prices, but has forward sales contracts for 62,500 ounces for the remainder of 2000 from its Minahasa mine in Indonesia at an average price of $454 per ounce. Following the July 1999 decline in gold spot market prices, Newmont entered into two put and call option contracts to provide a measure of price protection. As described in Note 7 (c), the purchase of near-term put option contracts at a strike price of $270 per ounce was paid for by selling call option contracts for 2.35 million ounces, with strike prices between $350 and $392 per ounce, expiring in 2004 through 2009. The call options are marked to market at each quarter-end and the resulting gains or losses may fluctuate significantly, primarily depending upon gold spot market prices and volatility.

     FOREIGN CURRENCY

     In addition to the U.S., Newmont conducts operations in Peru, Uzbekistan and Indonesia. Gold produced at these operations is sold in the international markets for U.S. dollars. The cost and debt structures at these operations are also primarily U.S. dollar denominated. To the extent that there are fluctuations in local currency exchange rates against the U.S. dollar, the devaluation of a local currency is generally economically neutral or beneficial to the operation since local salaries and supply contracts will decrease against the U.S. dollar revenue stream.

     The functional currency for Newmont's Indonesian projects is the U.S. dollar; however, certain receivables, primarily refunds of Value Added Tax, are rupiah-denominated. During the six months ended June 30, 2000 and 1999, $1.5 million and $1.2 million, respectively, was charged to Costs applicable to sales to reflect the devaluation of these receivables.

RESULTS OF OPERATIONS

  PRODUCTION

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                              ------------------          ------------------
                                                                2000      1999              2000       1999
                                                              --------  --------          --------  --------
Equity production ozs. (000):
  Nevada operations                                              672.3     585.4           1,281.7   1,192.1
  Mesquite                                                        31.5      39.9              62.3      81.7
  La Herradura                                                    13.5       8.9              23.8      15.6
  Minera Yanacocha                                               209.2     186.7             431.8     360.7
  Zarafshan-Newmont                                               57.7      66.9             121.0     121.8
  Minahasa                                                        73.3      64.5             172.9     136.7
  Batu Hijau                                                      30.8         -              62.8         -
                                                              --------  --------          --------  --------
       Total                                                   1,088.3     952.3           2,156.3   1,908.6
                                                              ========  ========          ========  ========

Total cash costs per equity ounce:
  Nevada operations                                           $    205  $    214          $    213  $    212
  Mesquite                                                         193       165               199       153
  La Herradura                                                     142       182               146       188
  Minera Yanacocha                                                  87       111                88       113
  Zarafshan-Newmont                                                127       172               122       177
  Minahasa                                                         178       124               144       127
       Weighted average                                       $    174  $    183          $    175  $    182


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

     Production in the second quarter and first six months of 2000 increased 15% to 672,300 ounces and 8% to 1,281,700 ounces, respectively, from the comparable 1999 periods. Total cash costs for the first six months were comparable to those in the same 1999 period as the mix of refractory to oxide ores increased to 61% from 48%. Nevada production in 2000 is expected total approximately 2.9 million ounces with total cash costs under $208 per ounce.

     Production at the Mesquite mine, a heap-leach operation in southern California, decreased 21% to 31,500 ounces and 24% to 62,300 ounces, respectively, from the prior year quarter and first half with higher total cash costs per ounce. Higher costs resulted from higher waste-to-ore ratios and the commencement of third-party royalties in the third quarter of 1999. Production in 2000 is expected to exceed 130,000 ounces with total cash costs below $190 per ounce.

     La Herradura, a 44%-owned non-operated joint venture in Mexico, produced 23,800 equity ounces in the first half of 2000 at a total cash cost of $146 per ounce.

     OVERSEAS OPERATIONS

     Production at Minera Yanacocha in Peru increased 12% to 209,200 equity ounces and 20% to 431,800 equity ounces in the second quarter and first half of 2000, respectively, from the same periods of 1999. Higher production reflected an increase in ore tons mined that more than offset decreased average ore grades. Total cash costs declined to $87 per ounce from $111 per ounce in the first half of 1999 with higher production and productivity and assumption of owner mining. Estimated gold production for 2000 is expected to reach approximately 1,000,000 equity ounces at a total cash cost below $90 per ounce.

     In the first half of 2000, production from Zarafshan-Newmont, a 50%-owned joint venture in the Central Asian Republic of Uzbekistan, was comparable to that in the same 1999 period. Total cash costs per ounce of $122 in the first half of 2000 were significantly below those in the same 1999 period when estimated recovery rates were lower. Production in 2000 is expected to exceed 220,000 equity ounces with total cash costs below $140 per ounce.

     In Indonesia, at Newmont's 80%-owned Minahasa property, production increased 26% in the first half of 2000 over the comparable 1999 period with higher mill ore grades and recovery rates and with the commencement of leach operations in the third quarter of 1999. Total cash costs were $144 per ounce for the first six months of 2000. Production is expected to exceed 360,000 ounces in 2000 with total cash costs below $135 per ounce.

     The Batu Hijau mine in Indonesia, which commenced production in the fourth quarter of 1999, produced 67.2 million and 127.7 million equity pounds of copper and 30,800 and 62,800 equity ounces of gold during the second quarter and first half of 2000, respectively. Copper sales totaled 59.0 million equity pounds and
120.9 million equity pounds for the 2000 periods presented. Total cash costs were $0.60 and $0.62 per pound, after gold sales credits, for the second quarter and first half of 2000. Copper production in 2000 is expected to reach 300 million equity pounds at a cash cost of $0.55 per pound, with gold production at approximately 175,000 equity ounces.

     FINANCIAL RESULTS

Consolidated sales include 100% of Minera Yanacocha production and Newmont equity production elsewhere, but exclude Batu Hijau, which is accounted for as an equity investment. The increase in consolidated sales revenue in the second quarter and first half of 2000 from the comparable 1999 periods primarily resulted from higher production as shown in the following table:

                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JUNE 30,                      JUNE 30,
                                                                    ------------------          ------------------
                                                                      2000      1999              2000      1999
                                                                    --------  --------          --------  --------
Consolidated sales (in millions)                                    $  355.4  $  315.8          $  713.9  $  642.9
Consolidated production ozs. (000)                                   1,255.7   1,129.2           2,502.6   2,250.3
Average price realized per consolidated ounce                       $    283  $    281          $    285  $    287
Average spot price received per ounce                               $    284  $    275          $    286  $    281


                                                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                        JUNE 30,             JUNE 30,
                                                                                   2000  VS.  1999       2000  VS.  1999
                                                                                  ------------------    ------------------
Increase in consolidated sales due to (in millions):
  Consolidated production                                                         $             35.6    $             73.6
  Average gold price received                                                                    4.0                  (2.6)
                                                                                  ------------------    ------------------
       Total                                                                      $             39.6    $             71.0
                                                                                  ==================    ==================


     Costs applicable to sales include total cash costs and provisions for estimated final reclamation expenses related to consolidated production.

                                                                        Three Months Ended       Six Months Ended
                                                                            June  30,               June  30,
                                                                        ------------------      ------------------
                                                                          2000      1999          2000      1999
                                                                        --------  --------      --------  --------
         Costs applicable to sales (in millions)
           North American operations:
               Nevada                                                   $  139.6  $  126.7      $  276.5  $  254.8
               Mesquite                                                      6.1       6.6          12.4      12.5
               La Herradura                                                  2.0       1.5           3.5       2.9
           Minera Yanacocha                                                 37.7      43.6          78.0      84.8
           Zarafshan-Newmont                                                 7.5      11.6          15.1      21.7
           Minahasa                                                         13.8       8.1          26.6      17.7
                                                                        --------  --------      --------  --------
                Total                                                   $  206.7  $  198.1      $  412.1  $  394.4
                                                                        ========  ========      ========  ========

Depreciation and depletion

                                                                         Three Months Ended  Three Months Ended
                                                                             June  30,           June  30,
                                                                         ------------------  ------------------
                                                                           2000      1999      2000      1999
                                                                         --------  --------  --------  --------
         Depreciation and depletion (in millions):
           North American operations:
               Nevada operations                                         $   36.7  $   29.8  $   68.5  $   60.7
               Mesquite                                                       2.7       1.7       5.4       3.5
               La Herradura                                                   0.8       0.5       1.4       0.9
           Minera Yanacocha                                                  14.6      19.3      28.5      35.0
           Zarafshan-Newmont                                                  2.9       2.8       5.7       5.6
           Minahasa                                                           6.1       5.7      12.1      11.5
           Other                                                              4.2       1.4       8.3       2.7
                                                                         --------  --------  --------  --------
                Total                                                    $   68.0  $   61.2  $  129.9  $  119.9
                                                                         ========  ========  ========  ========

     Interest expense, net of capitalized interest was $19.7 million and $40.6 million for the second quarter and first half of 2000, respectively, and $17.1 million and $35.5 million for the same periods in 1999, respectively. The 2000 increase reflected a lower proportion of capitalized interest associated with the Newmont's investment in Batu Hijau.

     Income tax expense in the first half of 2000 and 1999 was $11.0 million at an effective rate of 16.7% and $7.7 million at an effective rate of 13.3%, respectively. The effective tax rate in the 2000 period primarily reflected reduced percentage depletion benefits than in the comparable 1999 period.

     Equity in loss of affiliate of $15.4 million and $8.0 million for the first half of 2000 and 1999, respectively, related to start-up losses at Batu Hijau.

LIQUIDITY AND CAPITAL RESOURCES

     During the first half of 2000, cash flow from operations ($190.1 million) and net borrowings ($31.7 million) funded capital expenditures ($136.7 million), net advances to joint ventures and affiliates ($76.4 million) and dividends ($10.1 million). Newmont expects that operating cash flows for the 2000 year will fund capital expenditures, advances to affiliates, dividends and consolidated debt reduction, assuming gold price realizations comparable to those in the first half of 2000.

     INVESTING ACTIVITIES AND CAPITAL EXPENDITURES

     Capital expenditures were as follows:

                                                         Six Months Ended
                                                             June  30,
                                                         -----------------
                                                           2000      1999
                                                         --------  -------
  Capital expenditures (in millions):
    North American operations                            $   40.5  $  28.2
    Overseas operations                                      89.3     40.0
    Other projects and capitalized interest                   6.9      9.1
                                                         --------  -------
      Total                                              $  136.7  $  77.3
                                                         ========  =======


     Expenditures for U.S. operations during the first half of 2000 primarily related to activities in Nevada for mine development ($12.8 million), capitalized mining costs ($10.8 million) and underground equipment ($4.1 million). Overseas capital expenditures were primarily at Minera Yanacocha ($84.7 million) for development of the La Quinua project and other ongoing expansion work. Capital expenditures in the 1999 period were primarily for Nevada and Minera Yanacocha leach pad expansion projects and Nevada capitalized mining.

     Batu Hijau

     At June 30, 2000 and December 31, 1999, Newmont's investment was $510.7 million and $438.3 million, respectively. Funding of $91.8 million in the first half of 2000 was included in Advances to joint ventures and affiliates for ongoing capital expenditures and working capital requirements during the production ramp-up period.

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

     FINANCING ACTIVITIES

     During the first half of 2000, net borrowings of $40 million were made under the $1.0 billion credit facility, with $250.0 million outstanding at June 30, 2000, and repayments of $8.2 million occurred under project financings for Minera Yanacocha.


DEVELOPMENTS IN INDONESIA

     Newmont operates the Minahasa mine on the island of Sulawesi and the Batu Hijau mine on the island of Sumbawa. Both are in remote locations and have been largely unaffected by civil unrest coinciding with the recent period of political and social change in Indonesia. Both mines operate under Contracts of Work issued by the central government. Indonesia's new government has publicly expressed its intention to uphold existing Contracts of Work. At Minahasa, a small group of protestors blocked the access road to the mine from June 26 through July 2, shutting down production for one week until the protest peacefully ended. Protestors were led by former landowners seeking additional compensation for property sold to Minahasa over six years ago. Minahasa had previously reviewed the compensation process and determined that procedures were proper. Compensation amounts had been set by the Indonesian government.

SAFE HARBOR STATEMENT

     The foregoing discussion and analysis, as well as certain information contained elsewhere in this Quarterly Report, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. Such forward-looking statements include, without limitation, (i) estimates of future gold production for specific operations and on a consolidated basis, (ii) estimates of future production costs and other expenses for specific operations and on a consolidated basis, (iii) estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof, (iv) estimates of future costs and other liabilities for certain environmental and related health matters and (v) estimates of reserves.

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

     None.

     ITEM 6.  Exhibits  and Reports on Form 8-K
     -------------------------------------------

     (a) The exhibits to this report are listed in the Exhibit Index on Page 20 hereof.

     (b)  Reports filed on Form 8-K during the quarter ended June 30, 2000:

          A report was filed on Form 8-K, Item 5 on June 30, 2000, including the press release dated June 21, 2000, announcing a merger agreement with Battle Mountain Gold Company.

          A report was filed on Form 8-K, Item 5 on May 16, 2000, describing the merger of the registrant holding company, Newmont Mining Corporation, into its wholly owned subsidiary Newmont Gold Company, whereby Newmont Gold became the surviving company and changed its name to Newmont Mining Corporation.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEWMONT MINING CORPORATION
                                       (Registrant)

Date: August 9, 2000                   /s/ BRUCE D. HANSEN
                                       -----------------------------
                                       Bruce D. Hansen
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

Date: August 9, 2000                   /s/ LINDA K. WHEELER
                                       -----------------------------
                                       Linda K. Wheeler
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                          Newmont Mining Corporation

                                 EXHIBIT INDEX

Exhibit
Number                                   Description
--------       ----------------------------------------------------------------
  2.1          Agreement and Plan of Merger, dated as of June 21, 2000, by and among Newmont Mining Corporation, Bounty Merger Corp. and Battle
               Mountain Gold Company, filed as Exhibit 2.1 to Form 8-K filed by
               Battle Mountain Gold Company on June 23, 2000.

  2.2 Arrangement Agreement, dated as of June 21, 2000, by and among Newmont Mining Corporation, Bounty Merger Corp., Battle Mountain Gold Company and Battle Mountain Canada Ltd., filed as Exhibit
               2.2 to Form 8-K filed by Battle Mountain Gold Company on June 23, 2000.

  3(i)         Newmont Mining Corporation Restated Certificate of Incorporation

  3(ii)        Newmont Mining Corporation Bylaws

  10.1 The Support/Voting Agreement, dated June 21, 2000, among Noranda, Inc., Newmont Mining Corporation and Battle Mountain Company, filed as Exhibit 10.1 to Form 8-K filed by Battle Mountain Gold Company on June 23, 2000.

  12 -         Statement re Computation of Ratio of Earnings to Fixed Charges.

  27 -         Financial Data Schedule.