Form 10-Q
period 2000-09-30
NEWMONT MINING CORP
filed 2000-11-14
CIK 71824

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED September 30, 2000

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

     Commission File Number:  1-1153

                          NEWMONT MINING CORPORATION
                          --------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                 13-2526632
             --------                                 ----------
   (State or other jurisdiction          (I.R.S. Employer Identification No.)
   incorporation or organization)

 1700 Lincoln Street, Denver, Colorado                  80203
 -------------------------------------                  ------
(Address of principal executive offices)              (Zip Code)

                                 303-863-7414
                                 ------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

There were 168,200,894 shares of common stock outstanding on November 13, 2000.

PART I - FINANCIAL INFORMATION
-------------------------------

ITEM 1.  Financial Statements
------------------------------

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                     Statements of Consolidated Operations
                       (In thousands, except per share)
                                  (Unaudited)

                                                                           Three Months
                                                                               Ended
                                                                            September 30,
                                                                        --------------------
                                                                          2000        1999
                                                                        --------    --------
Sales and other income
  Sales                                                                 $362,031    $327,964
  Dividends, interest and other                                            2,210       9,874
                                                                        --------    --------
                                                                         364,241     337,838
                                                                        --------    --------
Costs and expenses
  Costs applicable to sales                                              218,552     206,567
  Depreciation and depletion                                              73,671      60,703
  Exploration and research                                                17,504      14,310
  General and administrative                                              15,849      12,562
  Interest, net of capitalized interest of $2,189
    and $6,498, respectively                                              19,246      14,662
  Expenses for acquisition settlement                                     42,181          --
  Other                                                                   13,306       4,039
                                                                        --------    --------
                                                                         400,309     312,843
                                                                        --------    --------

Operating income (loss)                                                  (36,068)     24,995

Unrealized mark-to-market gain (loss) on call options                     24,123     (51,343)
                                                                        --------    --------

Pre-tax loss before minority interest and equity income (loss)           (11,945)    (26,348)

Income tax benefit                                                        11,524       7,816
Minority interest in income of Minera Yanacocha                          (18,942)    (19,151)
Equity income (loss) of affiliate                                            666      (1,352)
                                                                        --------    --------

Net loss                                                                $(18,697)   $(39,035)
                                                                        ========    ========

Other comprehensive loss, net of tax
  Unrealized holding gain (loss) on investment securities                     14      (5,484)
                                                                        --------    --------

Comprehensive loss                                                      $(18,683)   $(44,519)
                                                                        ========    ========

Net loss per common share, basic and diluted                            $  (0.11)   $  (0.23)
                                                                        ========    ========

Basic and diluted weighted average shares outstanding                    168,051     167,523


Cash dividends declared per common share                                $   0.03    $   0.03
                                                                        ========    ========


                See Notes to Consolidated Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                     Statements of Consolidated Operations
                       (In thousands, except per share)
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                        ------------------------
                                                                            2000        1999
                                                                        -----------   ----------
Sales and other income
  Sales                                                                 $ 1,075,928   $  970,860
  Dividends, interest and other                                               7,743       30,176
                                                                        -----------   ----------
                                                                          1,083,671    1,001,036
                                                                        -----------   ----------
Costs and expenses
  Costs applicable to sales                                                 630,700      601,016
  Depreciation and depletion                                                203,620      180,651
  Exploration and research                                                   48,279       40,210
  General and administrative                                                 40,736       37,837
  Interest, net of capitalized interest of $4,039
    and $15,936, respectively                                                59,834       50,139
  Expenses for acquisition settlement                                        42,181           --
  Other                                                                      17,878        8,359
                                                                        -----------   ----------
                                                                          1,043,228      918,212
                                                                        -----------   ----------

Operating income                                                             40,443       82,824

Unrealized mark-to-market gain (loss) on call options                        13,054      (51,343)
                                                                        -----------   ----------

Pre-tax income before minority interest and equity loss                      53,497       31,481

Income tax benefit                                                              569          102
Minority interest in income of Minera Yanacocha                             (67,717)     (44,273)
Equity loss of affiliate                                                    (14,735)      (9,333)
                                                                        -----------   ----------

Net loss                                                                $   (28,386)  $  (22,023)
                                                                        ===========   ==========

Other comprehensive loss, net of tax
  Unrealized holding loss on investment securities                              (32)        (198)
                                                                        -----------   ----------

Comprehensive loss                                                      $   (28,418)  $  (22,221)
                                                                        ===========   ==========

Net loss per common share, basic and diluted                            $     (0.17)  $    (0.13)
                                                                        ===========   ==========

Basic and diluted weighted average shares outstanding                       167,874      167,412


Cash dividends declared per common share                                $      0.09   $     0.09
                                                                        ===========   ==========


                See Notes to Consolidated Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In thousands)
                                  (Unaudited)

                                                                                            September 30,   December 31,
                                                                                                 2000           1999
                                                                                            -------------   ------------
Assets
  Cash and cash equivalents                                                                   $   48,306    $   55,314
  Short-term investments                                                                           5,733         9,414
  Accounts receivable                                                                             48,000        40,553
  Inventories                                                                                    364,763       322,614
  Other current assets                                                                            81,131       106,158
                                                                                              ----------    ----------
       Current assets                                                                            547,933       534,053

Property, plant and mine development, net                                                      1,940,990     1,972,348
Investment in Batu Hijau                                                                         534,137       438,318
Long-term inventory                                                                              173,169       171,206
Deferred income tax assets                                                                       226,854       197,456
Other long-term assets                                                                            41,335        70,001
                                                                                              ----------    ----------
       Total assets                                                                           $3,464,418    $3,383,382
                                                                                              ==========    ==========

Liabilities
  Current portion of long-term debt                                                           $   28,328    $   23,293
  Accounts payable                                                                                47,501        38,039
  Current portion of deferred income tax liabilities                                               7,380        29,520
  Other accrued liabilities                                                                      162,367       183,021
                                                                                              ----------    ----------
       Current liabilities                                                                       245,576       273,873

  Long-term debt                                                                               1,065,280     1,014,193
  Reclamation and remediation liabilities                                                        112,496       104,677
  Deferred revenue from sale of future production                                                137,198       137,198
  Fair value of written call options                                                              69,380        82,434
  Other long-term liabilities                                                                    210,789       193,002
                                                                                              ----------    ----------
       Total liabilities                                                                       1,840,719     1,805,377
                                                                                              ----------    ----------

  Contingencies (Note 8)

Minority interest in Minera Yanacocha                                                            164,852       126,357
                                                                                              ----------    ----------

Stockholders' equity
  Common stock                                                                                   269,071       268,262
  Additional paid-in capital                                                                   1,079,071     1,069,146
  Stock to be issued for acquisition settlement                                                   40,000            --
  Retained earnings                                                                               70,705       114,240
                                                                                              ----------    ----------
       Total stockholders' equity                                                              1,458,847     1,451,648
                                                                                              ----------    ----------
       Total liabilities and stockholders' equity                                             $3,464,418    $3,383,382
                                                                                              ==========    ==========


                See Notes to Consolidated Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                     Statements of Consolidated Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                                           Nine Months Ended
                                                                                                              September 30,
                                                                                                         ---------------------
                                                                                                            2000       1999
                                                                                                         ---------   ---------
Operating activities:
  Net loss                                                                                               $ (28,386)  $ (22,023)
  Adjustments to reconcile net loss to cash provided
    by operating activities:
      Depreciation and depletion                                                                           203,620     180,651
      Amortization of capitalized mining costs                                                              62,814      16,188
      Amortization of put option premiums                                                                   16,842      12,222
      Unrealized mark-to-market (gain) loss on call options                                                (13,054)     51,343
      Deferred taxes                                                                                       (18,125)    (46,462)
      Stock to be issued for acquisition settlement                                                         40,000          --
      Minority interest, net of dividends                                                                   38,495      24,812
      Undistributed earnings of affiliates                                                                  14,735       9,333
      Gain on sale of assets and Other                                                                        (312)    (21,620)
      (Increase) decrease in operating assets:
        Accounts receivable                                                                                 (3,643)     17,873
        Inventories                                                                                        (44,112)    (27,099)
        Other assets                                                                                       (13,230)    (12,027)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                                                                9,945        (298)
        Other liabilities                                                                                   20,504      22,300
                                                                                                         ---------   ---------
Net cash provided by operating activities                                                                  286,093     205,193
                                                                                                         ---------   ---------

Investing activities:
    Additions to property, plant and mine development                                                     (236,350)   (159,641)
    Advances to joint venture and affiliates, net                                                          (95,048)   (117,971)
    Proceeds from sale of future gold production, net                                                           --     137,198
    Proceeds from asset sales and other                                                                     (3,876)     40,081
                                                                                                         ---------   ---------
Net cash used in investing activities                                                                     (335,274)   (100,333)
                                                                                                         ---------   ---------

Financing activities:
    Proceeds from long-term borrowings                                                                     384,000     127,000
    Repayments of long-term borrowings                                                                    (327,890)   (274,154)
    Dividends paid on common stock                                                                         (15,118)    (15,069)
    Other                                                                                                    1,181        (978)
                                                                                                         ---------   ---------
Net cash provided by (used in) financing activities                                                         42,173    (163,201)
                                                                                                         ---------   ---------

Net change in cash and cash equivalents                                                                     (7,008)    (58,341)
Cash and cash equivalents at beginning of period                                                            55,314      79,086
                                                                                                         ---------   ---------
Cash and cash equivalents at end of period                                                               $  48,306   $  20,745
                                                                                                         =========   =========

Supplemental information:
  Interest paid, net of amounts capitalized of $4,039 and
    $15,936, respectively                                                                                $  65,043   $  56,600
  Income taxes paid                                                                                      $  60,614   $  22,862


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


(2)  Pending Merger

     On June 21, 2000, the Company and Battle Mountain Gold Company, a Nevada corporation, entered into an Agreement and Plan of Merger. Upon consummation of the merger, Battle Mountain will become a wholly owned subsidiary of NMC subject to the satisfaction or waiver of the conditions set forth in the merger agreement. Each share of Battle Mountain common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 0.105 of a share of NMC common stock. Under a separate Canadian statutory arrangement, each outstanding exchangeable share of Battle Mountain Canada Ltd., a subsidiary of Battle Mountain, will also be converted into the right to receive 0.105 of a share of NMC common stock. NMC will also exchange shares of newly issued $3.25 convertible preferred stock for all outstanding shares of Battle Mountain $3.25 convertible preferred stock. The transaction will be accounted for as a pooling of interests, and as such, future consolidated financial statements will include Battle Mountain's financial data as if Battle Mountain had always been a part of NMC. The merger transaction is intended to be completed by the end of 2000 following customary regulatory approvals and approval of Battle Mountain and Battle Mountain Canada shareholders subject to the satisfaction or waiver of the conditions set forth in the merger agreement between the parties.

     The following unaudited pro forma combined financial data is presented for informational purposes only. They are not necessarily indicative of the results of operations or of the financial position that would have occurred had the Battle Mountain merger been completed during the periods or as of the date for which the pro forma data are presented. They are also not necessarily indicative of the combined company's future results of operations or financial position. In particular, the Company expects to realize significant operating cost savings as a result of the merger. No adjustment has been included in the pro forma combined financial data for these anticipated savings. The Company expects to incur one-time combined merger expenses of approximately $35 million, of which $20 million primarily relates to investment advisory and professional fees and $15 million to employee benefit and severance costs. These expenses will be charged to income in the period incurred. A provision for $20 million of these expenses is reflected in the combined balance sheet data. Pro forma per share amounts for the combined company are based on the exchange ratio of 0.105 of a share of NMC common stock for each share of Battle Mountain common stock and each Battle Mountain Canada exchangeable share.

------------------------------------------------------------------------------------------------------------------------------------
                                                                               Three Months          Nine Months         Year Ended
------------------------------------------------------------------------------------------------------------------------------------
     Pro Forma Combined Statement of Operations Data                        Ended September 30,   Ended September 30,   December 31,
------------------------------------------------------------------------------------------------------------------------------------
     (in millions, except per share amounts)                                       2000                  2000               1999
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
     Sales                                                                      $ 419.4               $ 1255.0            $ 1,627.1
------------------------------------------------------------------------------------------------------------------------------------
     Net loss applicable to common shares                                       $ (34.9)              $  (57.3)            $ (102.1)
------------------------------------------------------------------------------------------------------------------------------------
     Net loss per common share, basic and diluted                               $ (0.18)              $  (0.30)            $  (0.53)
------------------------------------------------------------------------------------------------------------------------------------
     Weighted average number of common shares and assumed on conversion           192.2                  192.0                191.6
------------------------------------------------------------------------------------------------------------------------------------

                       -------------------------------------------------------------------------------------
                       Pro Forma Combined Balance Sheet Data:
                       -------------------------------------------------------------------------------------
                       (in millions)                                                   At September 30, 2000
                       -------------------------------------------------------------------------------------
                       -------------------------------------------------------------------------------------
                       Total assets                                                          $ 3,895.7
                       -------------------------------------------------------------------------------------
                       Total shareholders' equity                                            $ 1,501.7
                       -------------------------------------------------------------------------------------
                       Book value per common share                                           $    7.81
                       -------------------------------------------------------------------------------------

(3)  Inventories
     -----------

                                                                        At Sept. 30,        At December 31,
                                                                            2000                 1999
                                                                        ------------        ---------------
                                                                                  (In thousands)
                        Current:
                          Ore and in-process inventories                $    238,824        $       190,576
                          Precious metals                                     40,497                 52,525
                          Materials and supplies                              85,442                 78,461
                          Other                                                   --                  1,052
                                                                        ------------        ---------------
                                                                        $    364,763        $       322,614
                                                                        ============        ===============
                        Non-current:
                          Ore in stockpiles                             $    173,169        $       171,206
                                                                        ============        ===============

(4)  Batu Hijau
     ----------

     The Company and Sumitomo Corporation ("Sumitomo") are partners in the Nusa Tengarra Partnership ("NTP") that holds 80% of P.T. Newmont Nusa Tengarra ("PTNNT"), the owner of the Batu Hijau mine in Indonesia. As a result of this ownership structure, the Company and Sumitomo have an indirect 45% and 35% interest, respectively, in the Batu Hijau mine. The remaining 20% interest is held by an unrelated Indonesian company. Because the Company and Sumitomo have carried the investment of the 20% owner, until recouping its construction investment, including interest, the Company recognizes 56.25% of Batu Hijau's net income (loss). The Company accounts for its investment in Batu Hijau as an equity investment based on each partner's significant participating rights in the business and the unanimous approval required for major partnership decisions. At September 30, 2000 and December 31, 1999, the Company's investment in Batu Hijau was $534.1 million and $438.3 million, respectively, based on U.S. generally accepted accounting principles. Differences between 56.25% of the partnership's net assets and the Company's investment include (i) $220 million for the fair market value adjustment recorded by the partnership (in conjunction with the Company's initial contribution of its investment in PTNNT), (ii) $19 million for intercompany charges, (iii) $122 million for the fair market value adjustment recorded by the Company in conjunction with its acquisition of the minority interest in its subsidiary, and (iv) $160 million for contributions recorded by the Company that were classified as debt by NTP. Certain of these amounts are amortized or depreciated on a unit-of-production basis. The Company's investment also excludes $42 million for exploration expenses incurred prior to the formation of NTP. The difference between 56.25% of NTP's net income and Equity in income (loss) of affiliate results from the elimination of intercompany interest and management fees.

     Production at Batu Hijau began in the fourth quarter of 1999. Project development was funded by $1.0 billion from third party loans and $0.83 billion from the Company and Sumitomo. The loans were guaranteed by the Company and Sumitomo, 56.25% and 43.75%, respectively, until project completion tests were met in October 2000, at which time the loans became non-recourse to the Company and Sumitomo. Repayment of the loans of $43.5 million semi-annually will be over a 13-year period beginning April 2001, and will bear interest at blended fixed and floating rates.

Following is NTP summarized financial information based on U.S. generally accepted accounting principles (in thousands):

                                                        Three Months Ended September 30,        Nine Months Ended September 30,
                                                           2000                  1999              2000                 1999
                                                        ----------            ----------        ----------           ----------
                                  Revenues              $  111,654            $       --        $  284,817           $       --
                                  Net loss              $  (13,755)           $   (3,312)       $  (64,103)          $  (18,583)
                        Dividends received              $       --            $       --        $       --           $       --

                                                                At September 30,    At December 31,
                                                                      2000               1999
                                                                ----------------    ---------------
        Current assets                                          $        216,395    $       137,542
        Property, plant and mine development, net               $      2,021,549    $     1,956,515
        Other assets                                            $        130,560    $       154,604

        Current liabilities                                     $        214,998    $       207,645
        Long-term debt                                          $      1,000,000    $     1,000,000
        Debt and related interest to affiliates                 $        264,254    $       195,478
        Other liabilities                                       $          1,495    $           132

(5)  Acquisition Settlement
     ----------------------

     In the third quarter of 2000, the Company resolved a long-standing legal dispute regarding the acquisition of an additional interest in Minera Yanacocha, a gold mining operation located in Peru. The Company will issue $40 million of NMC common stock under terms of the settlement and, including expenses, $42.2 million was charged to income in the third quarter of 2000. The number of shares of common stock to be issued will be based on the weighted average stock price for 20 consecutive trading days ending approximately three trading days prior to closing, which is anticipated before the end of 2000.

     Prior to 1997, the Company's interest in Minera Yanacocha was 38% and was accounted for on an equity basis. Beginning in 1997, when the additional 13.35% interest was deemed to be acquired, Minera Yanacocha was consolidated into the Company's financial statements. The acquisition was disputed as described below.

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

     In spite of the final decision of the Peruvian Supreme Court, in October 1998, BRGM, through its subsidiary Compagnie Miniere International Or S.A. ("Mine Or"), filed with the International Centre for Settlement of Investment Disputes a request for arbitration against the Republic of Peru. The request alleged that the decision of the Peruvian courts wrongfully deprived Mine Or of its shares in Minera Yanacocha (which Mine Or valued at approximately $560 million) and sought restitution and damages from the Republic of Peru.

     Under the settlement, all pending litigation and arbitration claims will be dismissed, including the BRGM's claims against the government of Peru. The settlement is subject to customary closing conditions and is expected to be completed late this year.

(6)  Comprehensive Income
     --------------------

     Comprehensive income in the third quarter of 1999 reflected the reversal of an unrealized holding gain on equity securities in another mining company that was realized early in the third quarter of 1999 and included in Dividends, interest and other.

(7)  Segment Information
     -------------------

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

     Financial information relating to the Company's consolidated segments is as follows (in millions):

                                                                 Three Months Ended September 30, 2000
                                        ---------------------------------------------------------------------------------------
                                        North American       Minera                    Zarafshan
                                          Operations       Yanacocha*     Minahasa      Newmont        Other       Consolidated
                                        --------------     ----------     --------     ---------     ---------     ------------
Sales                                     $   203.1          $ 115.7       $ 26.4        $ 16.8       $   --         $  362.0
Interest income                           $     --           $   0.5       $  --         $  --        $   0.4        $    0.9
Interest expense                          $     --           $   0.7       $  --         $  0.4       $  18.1        $   19.2
Depreciation and amortization             $    39.9          $  21.3       $  6.6        $  4.4       $   1.5        $   73.7
Pre-tax income (loss) before
  minority interest and equity loss       $    (7.2)         $  45.9       $  9.1        $  4.4       $ (64.1)       $  (11.9)
Capital expenditures                      $    30.4          $  66.8       $  --         $  0.7       $   1.8        $   99.7

*Not reduced for minority interest


                                                               Three Months Ended September 30, 1999
                                        ---------------------------------------------------------------------------------------
                                        North American       Minera                    Zarafshan
                                          Operations       Yanacocha*     Minahasa      Newmont        Other       Consolidated
                                        --------------     ----------     --------     ---------     ---------     ------------
Sales                                     $   161.5          $ 113.9       $ 32.0        $ 20.6       $   --         $  328.0
Interest income                           $     --           $   1.1       $  --         $  --        $   1.1        $    2.2
Interest expense                          $     0.1          $   1.7       $  --         $  0.7       $  12.2        $   14.7
Depreciation and amortization             $    33.1          $  17.6       $  5.9        $  2.8       $   1.3        $   60.7
Pre-tax income (loss) before
  minority interest and equity loss       $    (9.6)         $  49.2       $ 15.5        $  5.1       $ (86.5)       $  (26.3)
Capital expenditures                      $    18.4          $  56.4       $  4.4        $  0.7       $   2.4        $   82.3

*Not reduced for minority interest


                                                                  Nine Months Ended September 30, 2000
                                        ---------------------------------------------------------------------------------------
                                        North American       Minera                    Zarafshan
                                          Operations       Yanacocha*     Minahasa      Newmont        Other       Consolidated
                                        --------------     ----------     --------     ---------     ---------     ------------
Sales                                     $   582.2          $ 356.0       $ 86.5        $ 51.2       $   --         $1,075.9
Interest income                           $     --           $   3.0       $  0.1        $  --        $   1.8        $    4.9
Interest expense                          $     0.2          $   4.0       $  --         $  1.4       $  54.2        $   59.8
Depreciation and amortization             $   115.2          $  54.6       $ 18.3        $ 10.1       $   5.4        $  203.6
Pre-tax income (loss) before
  minority interest and equity loss       $    (7.0)         $ 167.7       $ 32.2        $ 17.2       $(156.6)       $   53.5
Capital expenditures                      $    70.9          $ 151.5       $  2.3        $  3.0       $   8.7        $  236.4

*Not reduced for minority interest


                                                                Nine Months Ended September 30, 1999
                                        ---------------------------------------------------------------------------------------
                                        North American       Minera                    Zarafshan
                                          Operations       Yanacocha*     Minahasa      Newmont        Other       Consolidated
                                        --------------     ----------     --------     ---------     ---------     ------------
Sales                                     $   525.2          $ 310.2       $ 81.2        $ 54.3       $   --         $  970.9
Interest income                           $     --           $   3.2       $  0.1        $  --        $   3.7        $    7.0
Interest expense                          $     0.3          $   6.0       $  --         $  2.1       $  41.7        $   50.1
Depreciation and amortization             $    98.3          $  52.6       $ 17.4        $  8.4       $   4.0        $  180.7
Pre-tax income (loss) before
  minority interest and equity loss       $     9.9          $ 117.5       $ 35.4        $ 10.0       $(143.5)       $   31.5
Capital expenditures                      $    46.6          $  90.2       $  9.1        $  2.2       $  11.5        $  159.6

*Not reduced for minority interest

The Company operates the Batu Hijau mine in Indonesia that is accounted for as an equity investment. Batu Hijau financial information, based on U.S. generally accepted accounting principles, was as follows (in millions):

                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                    September 30,
                -------------------------------------------------------------------------------------------------
                                                           2000           1999               2000         1999
                -------------------------------------------------------------------------------------------------
                Sales                                   $  111.6        $    --           $  284.5      $    --
                -------------------------------------------------------------------------------------------------
                Interest expense                        $   37.7        $    --           $   93.7      $    --
                -------------------------------------------------------------------------------------------------
                Depreciation and amortization           $   19.1        $    --           $   56.0      $    --
                -------------------------------------------------------------------------------------------------
                Net loss                                $  (32.6)       $   (2.4)         $  (92.9)     $  (16.1)
                -------------------------------------------------------------------------------------------------
                Capital expenditures                    $   55.4        $   74.0          $  124.7      $  419.8
                -------------------------------------------------------------------------------------------------
                Total assets, at September 30           $2,230.4        $1,880.6          $2,230.4      $1,880.6
                -------------------------------------------------------------------------------------------------

     Equity income (loss) of affiliated company was $0.7 million in the third quarter of 2000 (based on 56.25% of Batu Hijau's income and elimination of $9.2 million and $2.9 million of intercompany interest and management fees, respectively, and amortization adjustments of $1.6 million) and a $1.4 million loss in the comparable 1999 period (based on 56.25% of the Batu Hijau loss and elimination of $0.1 million intercompany interest). Equity loss of affiliated company was $14.7 million in the first nine months of 2000 (based on 56.25% of Batu Hijau's income and elimination of $20.6 million and $8.8 million of intercompany interest and management fees, respectively, and amortization adjustments of $2.8 million) and $9.3 million in the comparable 1999 period (based on 56.25% of the Batu Hijau loss and elimination of $0.2 million intercompany interest).

(8)     Contingencies

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

     Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2000 and December 31, 1999, $77.1 million and $66.9 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

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

     In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company's best estimate of its liability for these matters, $41.7 million and $43.6 million were accrued for such obligations at September 30, 2000 and December 31, 1999, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 70% greater or 20% lower than the amount accrued at September 30, 2000. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised.


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

     (b)  Other

     In June 2000, a transport contractor of Minera Yanacocha spilled approximately eleven liters (330 pounds) of mercury near the town of Chorapampa, Peru, which is located 53 miles southwest of the mine. Mercury is a byproduct of gold mining and was sold to a Lima firm for use in medical instrumentation and industrial applications. A comprehensive health and environmental remediation program is being implemented by Minera Yanacocha. In August 2000, Minera Yanacocha paid under protest a fine in the amount of 1,740,000 soles (approximately US$500,000) to the Peruvian government. Minera Yanacocha entered into agreements with three of the communities impacted by this incident to provide a variety of public works as compensation for the disruption and inconvenience caused by the incident. Estimated costs of $9.5 million for these improvements, other remediation efforts and the fine were included in Other expense in the third quarter of 2000. The Company cannot reasonably predict the likelihood of any additional expenditures related to this matter.

     The Company has forward sales contracts to deliver 31,250 ounces of gold through December 2000, from its Minahasa property in Indonesia, at an average price of $454 an ounce. At September 30, 2000 the fair value of these contracts was $5.5 million.

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

     In late July and early August 1999, the Company purchased put option contracts for 2.85 million ounces of gold, with a strike price of $270 per ounce. This purchase was paid for by selling call options contracts for 2.35 million ounces at the strike prices noted below. Call options in 2004 and 2005 terminate if the market price is $240 per ounce or lower at any time prior to expiration. As of September 30, 2000, the following contracts were outstanding:

                        Purchased Put Options             Sold Call Options
     ------------------------------------------------------------------------
                         Ounces         Price            Ounces         Price
     ------------------------------------------------------------------------
     2000               150,000         $ 270               --            --
     ------------------------------------------------------------------------
     2004                  --             --              250,000       $ 350
     ------------------------------------------------------------------------
     2005                  --             --              250,000       $ 350
     ------------------------------------------------------------------------
     2009                  --             --            1,000,000       $ 386
     ------------------------------------------------------------------------
     2009                  --             --              850,000       $ 385
     ------------------------------------------------------------------------

     At September 30, 2000, the fair value of the put option contracts was $0.7 million and the fair value of the call options contracts was $69.4 million. The call option contracts are marked to market at each reporting date. At September 30, 2000, a one- dollar increase in the gold price would result in a $0.32 per ounce decrease in the fair value of put option contracts and a $0.49 per ounce increase in the fair value of the call option contracts.

(9)  Supplementary Data
     ------------------

     The ratio of earnings to fixed charges for the nine months ended September 30, 2000 was 1.6. The ratio of earnings to fixed charges represents income before income taxes and interest expense divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. The Company guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.

ITEM 2.  Management's Discussion and Analysis of Results of Operations and
--------------------------------------------------------------------------
Financial Condition
-------------------

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

     Pending Merger.  As described in Note (2), on June 21, 2000, NMC and Battle
     --------------
Mountain Gold Company entered into an Agreement and Plan of Merger. Upon consummation of the merger, Battle Mountain will become a wholly owned subsidiary of NMC subject to the satisfaction or waiver of the conditions set forth in the merger agreement. Each share of Battle Mountain common stock and each Battle Mountain Canada Ltd. exchangeable share will be converted into the right to receive 0.105 of a share of NMC common stock. NMC will also exchange shares of a new $3.25 convertible preferred stock for all outstanding shares of Battle Mountain $3.25 convertible preferred stock. The transaction will be accounted for as a pooling of interests and is intended to be completed by the end of 2000, following customary regulatory approvals and approval of Battle Mountain and Battle Mountain Canada shareholders subject to the satisfaction or waiver of the conditions set forth in the merger agreement between the parties.

SUMMARY

     Newmont reported a net loss of $18.7 million ($0.11 per share) and $28.4 million ($0.17 per share) in the third quarter and first nine months of 2000, respectively, compared with a net loss of $39.0 million ($0.23 per share) and $22.0 million ($0.13 per share) in the same 1999 periods, respectively.

     The third quarter of 2000 included, net of tax:
     . $27.4 million ($0.16 per share) for expenses associated with an acquisition settlement
     . $3.2 million ($0.02 per share), also net of minority interest, for expenses associated with the mercury spill at Minera Yanacocha
     . $2.4 million ($0.01 per share) for non-cash amortization of put option premiums, and
     . $15.7 million ($0.09 per share) for a non-cash unrealized mark-to-market gain on call option contracts.

     The first nine months of 2000 included, net of tax, (1) $27.4 million ($0.16 per share) for the acquisition settlement, (2) $10.9 million ($0.07 per share) for non-cash amortization of put option premiums, (3) $3.2 million ($0.02 per share), also net of minority interest, for expenses associated with the mercury spill at Minera Yanacocha and (4) $8.5 million ($0.05 per share) for the mark-to-market gain on call options.

     The third quarter of 1999 included, net of tax, (1) $33.4 million ($0.20 per share) for the mark-to-market loss on call options, (2) $7.9 million ($0.05 per share) for put option premium amortization, and (3) $5.2 million ($0.03 per share) for a gain an asset sale. The first nine months of 1999 included these same items and an additional $8.4 million ($0.05 per share) for a gain on asset sales.

     Total equity gold production, production costs and average realized gold prices were as follows:

                                                Three Months Ended Sept. 30,    Nine Months Ended September 30,
        -------------------------------------------------------------------------------------------------------
                                                   2000             1999          2000             1999
        -------------------------------------------------------------------------------------------------------
        -------------------------------------------------------------------------------------------------------
        Equity gold production ounces           1,140,600       1,043,000       3,297,100       2,951,600
        -------------------------------------------------------------------------------------------------------
        Total cash costs per ounce                   $175            $174            $175            $179
        -------------------------------------------------------------------------------------------------------
        Total costs per ounce                        $235            $228            $233            $234
        -------------------------------------------------------------------------------------------------------
        Average price realized per ounce             $277            $271            $282            $281
        -------------------------------------------------------------------------------------------------------


MARKET CONDITIONS AND RISKS

     METAL PRICE

     Changes in the market price of gold significantly effect Newmont's profitability and cash flow. Gold prices can fluctuate widely and are affected by numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment and global mine production levels. The gold price fell to a 20-year low of $253 in July 1999, periodically recovered moderately, but declined to a $265-to-$270 per-ounce-range in October 2000. Changes in the market price of copper also affect Newmont's profitability and cash flow from its Batu Hijau mine in Indonesia.

     Newmont generally sells its production at market prices, but has forward sales contracts for 31,250 ounces for the remainder of 2000 from its Minahasa mine in Indonesia at an average price of $454 per ounce. Following the July 1999 decline in gold spot market prices, Newmont entered into two put and call option contracts to provide a measure of price protection. As described in Note 8 (b), the purchase of near-term put option contracts at a strike price of $270 per ounce was paid for by selling call option contracts for 2.35 million ounces, with strike prices between $350 and $392 per ounce, expiring in 2004 through 2009. The call options are marked to market at each quarter-end and the resulting gains or losses may fluctuate significantly, primarily depending upon gold spot market prices and volatility. At September 30, 2000, the fair value of the 150,000 put option contracts outstanding was $0.7 million and the fair value of the 2.35 million call option contracts was $69.4 million. A one-dollar increase in the gold price would result in a $0.32 per ounce decrease in the fair value of the put option contracts and a $0.49 per ounce increase in the fair value of the call options as of September 30, 2000.

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


RESULTS OF OPERATIONS

     PRODUCTION

                                                                        Three Monthe Ended             Nine Months Ended
                                                                           September 30,                  September 30,
                                                                        -------------------            ------------------
                                                                          2000       1999               2000       1999
                                                                        --------   --------           --------   --------
        Equity gold production ozs. (000):
          Nevada operations                                                726.0      597.4            2,007.7    1,789.6
          Mesquite                                                          28.8       42.0               91.1      123.6
          La Herradura                                                      13.2       10.0               37.0       25.6
          Minera Yanacocha                                                 214.8      217.5              646.6      578.2
          Zarafshan-Newmont                                                 61.2       77.8              182.2      199.6
          Minahasa                                                          76.1       98.3              249.1      235.0
          Batu Hijau                                                        38.5         --              101.4         --
          Prepaid forward ounces                                           (18.0)        --              (18.0)        --
                                                                        --------   --------           --------   --------
               Total                                                     1,140.6    1,043.0            3,297.1    2,951.6
                                                                        ========   ========           ========   ========

        Total cash costs per equity ounce:
          Nevada operations                                             $    211   $    218           $    212   $    214
          Mesquite                                                           213        189                203        165
          La Herradura                                                       109        131                133        165
          Minera Yanacocha                                                    76         96                 85        106
          Zarafshan-Newmont                                                  132        153                125        168
          Minahasa                                                           139         99                143        115
               Weighted average                                         $    175   $    174           $    175   $    179

     Total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, production taxes, royalties and other cash costs. Batu Hijau costs are reported per pound of copper, with gold revenue as an offsetting by-product credit.

     NORTH AMERICAN OPERATIONS

     Newmont's Nevada operations are along the Carlin Trend near Elko and in the Winnemucca Region, where the Twin Creeks and the Lone Tree Complex mines are located.

     Production in the third quarter and first nine months of 2000 increased 22% to 726,000 ounces and 12% to 2,007,700 ounces, respectively, from the comparable 1999 periods. Total cash costs per ounce for the first nine months were slightly lower than those in the same 1999 period as the mix of refractory to oxide ores increased to 63% from 49%. Nevada production in 2000 is expected to total approximately 2.9 million ounces with total cash costs under $208 per ounce.

     Production at the Mesquite mine, a heap-leach operation in southern California, decreased 31% to 28,800 ounces and 26% to 91,100 ounces, respectively, from the prior year quarter and first nine months with higher total cash costs per ounce as the mine approaches the end of its economic life. Production in 2000 is expected at approximately 125,000 ounces with total cash costs about $205 per ounce.

     La Herradura, a 44%-owned non-operated joint venture in Mexico, produced 37,000 equity ounces in the first nine months of 2000 at a total cash cost of $133 per ounce.

     OVERSEAS OPERATIONS

     Production at Minera Yanacocha in Peru decreased slightly in the third quarter of 2000 to 214,800 equity ounces compared with the third quarter of 1999 as a result of lower average ore grades and above-average rainfall in September 2000. September year-to-date production increased 12% to 646,600 equity ounces from the same 1999 period. Higher production reflected an increase in ore tons mined that more than offset decreased average ore grades. Total cash costs declined to $85 per ounce from $106 per ounce in the first nine months of 1999 with higher production and productivity and assumption of owner mining. Estimated gold production for 2000 is expected at approximately 925,000 equity ounces at a total cash cost below $90 per ounce.

     In the first nine months of 2000, production from Zarafshan-Newmont, a 50%- owned joint venture in the Central Asian Republic of Uzbekistan, was 9% below that in the same 1999 period reflecting lower average ore grades. Total cash costs per ounce of $125 in the year-to-date 2000 period were significantly below those in the same 1999 period. Production in 2000 is expected to exceed 230,000 equity ounces with total cash costs below $140 per ounce.

     In Indonesia, at Newmont's 80%-owned Minahasa property, production increased 6% in the first nine months of 2000 over the comparable 1999 period with the commencement of leach operations late in the third quarter of 1999. Total cash costs were $143 per ounce for the first nine months of 2000. Production is expected to approximate 350,000 ounces in 2000 with total cash costs of approximately $135 per ounce.

     The Batu Hijau mine in Indonesia, which commenced production in the fourth quarter of 1999, produced 70.5 million and 198.2 million equity pounds of copper and 38,500 and 101,400 equity ounces of gold during the third quarter and first nine months of 2000, respectively. Copper sales totaled 67.2 million and 188.1 million equity pounds for the 2000 periods presented. Total cash costs were $0.60 and $0.63 per pound, after gold sales credits, for the third quarter and first nine months of 2000. Copper production in 2000 is expected at 278 million equity pounds at a cash cost under $0.60 per pound, with gold production of approximately 160,000 equity ounces.

     FINANCIAL RESULTS

     Consolidated sales include 100% of Minera Yanacocha production and Newmont equity production elsewhere, but exclude Batu Hijau, which is accounted for as an equity investment. The increase in consolidated sales revenue in the second quarter and first half of 2000 from the comparable 1999 periods primarily resulted from higher production as shown in the following table:

                                                                    Three Months Ended                      Nine Months Ended
                                                                      September 30,                           September 30,
                                                                    ------------------                      -----------------
                                                                      2000      1999                          2000      1999
                                                                    --------  --------                      --------  --------
Consolidated sales (in millions)                                    $  362.0  $  328.0                      $1,075.9  $  970.9
Consolidated production ozs. (000)                                   1,305.6   1,249.1                       3,808.3   3,499.4
Average price realized per consolidated ounce                       $    277  $    271                      $    282  $    281
Average spot price received per ounce                               $    276  $    255                      $    283  $    276


                                                                                        Three Months Ended  Nine Months Ended
                                                                                           September 30,       September 30,
                                                                                          2000  VS.  1999     2000  VS.  1999
                                                                                        ------------------  -----------------
Increase in consolidated sales due to (in millions):
  Consolidated production                                                               $             16.1  $            90.0
  Average gold price received                                                                         17.9               15.0
                                                                                        ------------------  -----------------
       Total                                                                            $             34.0  $           105.0
                                                                                        ==================  =================

     Costs applicable to sales include total cash costs and provisions for estimated final reclamation expenses related to consolidated production.

                                                                        Three Months Ended  Nine Months Ended
                                                                          September  30,     September  30,
                                                                        ------------------  -----------------
                                                                         2000        1999    2000       1999
                                                                        ------      ------  ------     ------
         Costs applicable to sales (in millions):
           North American operations:
               Nevada                                                   $155.8      $131.9  $432.2     $386.6
               Mesquite                                                    6.3         7.9    18.7       20.4
               La Herradura                                                1.4         1.4     5.0        4.2
           Minera Yanacocha                                               36.3        43.5   115.6      128.5
           Zarafshan-Newmont                                               8.1        12.0    23.2       33.7
           Minahasa                                                       10.7         9.9    36.0       27.6
                                                                        ------      ------  ------     ------
                Total                                                   $218.6      $206.6  $630.7     $601.0
                                                                        ======      ======  ======     ======

Depreciation and depletion

                                                                         Three Months Ended  Nine Months Ended
                                                                           September  30,     September  30,
                                                                         ------------------  -----------------
                                                                          2000        1999    2000       1999
                                                                         ------      ------  ------     ------
         Depreciation and depletion (in millions):
           North American operations:
               Nevada operations                                         $ 36.8      $ 30.8  $105.2     $ 91.5
               Mesquite                                                     2.3         1.8     7.7        5.3
               La Herradura                                                 0.8         0.5     2.3        1.4
           Minera Yanacocha                                                21.3        17.6    54.6       52.6
           Zarafshan-Newmont                                                4.4         3.1    10.1        8.7
           Minahasa                                                         6.6         5.9    18.3       17.4
           Other                                                            1.5         1.0     5.4        3.7
                                                                         ------      ------  ------     ------
                Total                                                    $ 73.7      $ 60.7  $203.6     $180.6
                                                                         ======      ======  ======     ======

     Interest expense, net of capitalized interest was $19.2 million and $59.8 million for the third quarter and first nine months of 2000, respectively, and $14.7 million and $50.1 million for the same periods in 1999, respectively. The 2000 increase reflected a lower proportion of capitalized interest associated with Newmont's investment in Batu Hijau.

     Expenses for acquisition settlement of $42.2 million in the 2000 periods were related to an additional 13.35% interest in Minera Yanacocha that had been subject to dispute as described in Note (5). Under the settlement, Newmont will issue $40 million of its common stock to third parties and all pending litigation and claims related to the acquisition will be dismissed. The settlement is subject to customary closing conditions and is expected to close late this year. The number of shares of common stock to be issued will be based on the weighted average stock price for 20 consecutive trading days ending approximately three trading days prior to closing, which is anticipated before the end of 2000.

     Income tax benefit in the first nine months of 2000 and 1999 was $0.6 million and $0.1 million, respectively. The income tax benefit primarily related to the expenses for acquisition settlement in 2000 and to non-cash charges for the unrealized mark-to-market loss in 1999.

     Other expenses included $9.5 million in the 2000 periods presented for community improvements, remediation efforts and a fine related to the Minera Yanacocha mercury spill described in Note (8) (b).

     Equity in income (loss) of affiliate of $0.7 million and ($14.7 million) for the third quarter and first nine months of 2000, respectively, reflected the ramp up in production that commenced in December 1999 at Batu Hijau. In 1999, start-up losses of $1.4 million and $9.3 million occurred in the third quarter and first nine months.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 2000, a portion of existing cash balances, cash flow from operations ($286.1 million) and net borrowings ($56.1 million) funded capital expenditures ($236.4 million), net advances to joint ventures and affiliates ($95.0 million) and dividends ($15.1 million). Newmont expects that operating cash flows for the 2000 year will fund capital expenditures, advances to affiliates, dividends and consolidated debt reduction, assuming gold price realizations comparable to those in the first nine of 2000.

     INVESTING ACTIVITIES AND CAPITAL EXPENDITURES

     Capital expenditures were as follows:
                                                            Nine Months
                                                               Ended
                                                           September  30,
                                                      ----------------------
                                                       2000            1999
                                                      ------          ------
   Capital expenditures (in millions):
     North American operations                        $ 70.9          $ 46.6
     Overseas operations                               156.8           101.5
     Other projects and capitalized interest             8.7            11.5
                                                      ------          ------
        Total                                         $236.4          $159.6
                                                      ======          ======

     Expenditures for U.S. operations during the first nine months of 2000 primarily related to activities in Nevada for mine development ($21.5 million), capitalized mining costs ($22.3 million) and mining equipment ($6.5 million). Overseas capital expenditures were primarily at Minera Yanacocha ($151.5 million) for development of the La Quinua project and other ongoing expansion work. Capital expenditures in the 1999 period were primarily for Nevada and Minera Yanacocha leach pad expansion projects and Nevada capitalized mining.

     Batu Hijau

     At September 30, 2000 and December 31, 1999, Newmont's investment was $534.1 million and $438.3 million, respectively. Funding of $111.5 million in the first nine months of 2000 was included in Advances to joint ventures and affiliates for ongoing capital expenditures and working capital requirements during the production ramp-up period.

     Construction of the mine, completed in the fourth quarter of 1999, was funded through third party project loans of $1.0 billion and partner contributions of $0.83 billion. The loans were guaranteed by Newmont and its partner, Sumitomo Corporation ("Sumitomo"), 56.25% and 43.75%, respectively, until project completion tests were met in October 2000, at which time the loans became non-recourse (except for a $125 million contingent support facility that Newmont and Sumitomo will provide on a pro rata basis). The lenders carry all political risk on their investment. Debt repayments of $43.5 million semi-annually will begin in April 2001.

     FINANCING ACTIVITIES

     During the first nine months of 2000, net borrowings of $76 million were made under Newmont's $1.0 billion credit facility, with $286.0 million outstanding at September 30, 2000, and repayments of $11.5 million occurred under project financings for Minera Yanacocha. Lease obligations were reduced by $8.4 million during the first nine months of 2000.

DEVELOPMENTS IN INDONESIA

     Newmont operates the Minahasa mine on the island of Sulawesi and the Batu Hijau mine on the island of Sumbawa. Both are in remote locations and have been largely unaffected by civil unrest coinciding with the recent period of political and social change in Indonesia. Both mines operate under Contracts of Work issued by the central government. Indonesia's new government has publicly expressed its intention to uphold existing Contracts of Work. At Minahasa, a small group of protestors have demonstrated near the mine, shutting down production for intermittent periods during the second and third quarters of 2000. Protestors have been led by former landowners seeking additional compensation for property sold to Minahasa over six years ago. Minahasa had previously reviewed the compensation process and determined that procedures were proper. Compensation amounts had been set by the Indonesian government.

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

PART II - OTHER INFORMATION
----------------------------

     ITEM 4.  Submission Of Matters To A Vote Of Security Holders
     ------------------------------------------------------------

     None.

     ITEM 6.  Exhibits  and Reports on Form 8-K
     -------------------------------------------

     (a) The exhibits to this report are listed in the Exhibit Index on Page 21 hereof.

     (b)  Reports filed on Form 8-K during the quarter ended September 30, 2000:

          A report was filed on Form 8-K, Items 5 and 7 on September 6, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEWMONT MINING CORPORATION
                                        (Registrant)

Date: November 13, 2000                 /s/ BRUCE D. HANSEN
                                        -------------------
                                        Bruce D. Hansen
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Date: November 13, 2000                 /s/ LINDA K. WHEELER
                                        --------------------
                                        Linda K. Wheeler
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                          Newmont Mining Corporation

                                 EXHIBIT INDEX

Exhibit
Number                               Description
-------   ----------------------------------------------------------------------
 10 -     Newmont Mining Corporation 2000 Non-Employee Directors Stock Plan
          As Amended and Restated as of May 17, 2000.

 12 -     Statement re Computation of Ratio of Earnings to Fixed Charges.

 27 -     Financial Data Schedule.