Form 10-K405/A
period 1999-12-31
NEWMONT MINING CORP
filed 2000-11-22
CIK 71824

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               FORM 10-K/A

                            (AMENDMENT NO. 2)

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

  The supply of gold consists of a combination of new production from mining and stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and private individuals. In recent years, mine production has accounted for 60%-65% of the total supply of gold. The price of gold is affected by numerous factors beyond our control. Factors tending to put downward pressure on the price of gold include:

  . sales and leasing of gold reserves by governments and central banks,

  .a low rate of inflation and a strong U.S. dollar,

  .global and regional depression or reduced economic activity and

  .speculative trading.

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

HEDGING

  Newmont generally sells its production at market prices; however, from time to time it has used commodity instruments to protect the selling price of certain anticipated gold production. While Newmont is not currently engaged in an active hedging program, the Company monitors the market on an ongoing basis and may periodically elect to enter into hedging transactions. However, the hedging policy authorized by Newmont's Board of Directors limit total hedging activity to sixteen million ounces. Forward sales contracts have been utilized for a portion of its gold production from its Minahasa mine in Indonesia and from its Nevada operations. Sales of gold under forward sales contracts represented 3%, 18% and 30% of Newmont's total equity production in 1999, 1998 and 1997, respectively. Sales of gold under forward contracts in 2000 is expected to be approximately 3% of total equity production. No costs were incurred for forward sales contracts and there are no margin requirements related to these contracts. The use of forward sales contracts has protected against declining gold prices over the past three years, with respect to the covered ounces. If gold prices rise above $454 per ounce in 2000, Newmont will not benefit from such higher prices on the 125,000 ounces covered by forward sales contracts.

  Following a decline in gold market prices to $253 per ounce in July 1999, Newmont entered into two put and call transactions to provide a measure of price protection. At December 31, 1999, put option contracts on 1.2 million ounces of gold were outstanding at a strike price of $270 per ounce. Put option contracts provide Newmont the right, but not the obligation to sell gold at the specified strike price. Therefore, if the price of gold declines below $270 per ounce on the contract expiration date, Newmont will have the right to sell the contracted ounced at $270 per ounce. These contracts were paid for by selling call option contracts on 2.35 million ounces in 2004 through 2009 at strike prices ranging between $350 and $392 per ounce. Call option contracts provide the holder the right, but not the obligation to buy gold from Newmont at the specified strike price. Therefore, if the gold price is above the strike price on the contract expiration date, the holder may buy gold from Newmont at the lower strike price. The fair value of the put option contracts of $37.2 million is amortized over the term on the contracts, reducing sales revenue. The fair value of the call option contracts, initially $37.2 million is recorded on the balance sheet, is marked to market each quarter-end and may fluctuate significantly, primarily depending upon gold market prices and volatility. If the call option contracts are held to the expiration date, their fair value will be zero and any prior year unrealized gains or losses will be reversed. In addition, the initial fair value of $37.2 million will be recognized in sales revenue as the call option contracts expire, offsetting the cost of the put option contracts. There are no margin requirements related to these put and call option contracts.

  As of December 31, 1999, the following contracts were outstanding:

                                                  PURCHASED PUT     SOLD CALL
                                                     OPTIONS         OPTIONS
                                                 --------------- ---------------
                                                  OUNCES   PRICE  OUNCES   PRICE
                                                 --------- ----- --------- -----
2000............................................ 1,183,333 $270        --   --
2004............................................       --   --     250,000 $350
2005............................................       --   --     250,000 $350
2008............................................       --   --   1,000,000 $386
2009............................................       --   --     850,000 $385

  Based on estimated annual production of four million ounces, ounces subject to call option contracts represent approximately 6% of production in each of 2004 and 2005 and 25% and 21% of production in 2008 and 2009, respectively. At December 31, 1999, the fair value of the put option contracts was $6.0 million and the fair value of the call option contracts was $82.4 million. At December 31, 1999, a one dollar per ounce increase in the gold price would result in a $0.23 per ounce decrease in the fair value of put option contracts and a $0.48 per ounce increase in the fair value of the call options contracts.

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

  Elsewhere in South America in 1999, drilling was conducted at the 60% owned Cangrejos project in Equador to determine the potential of a located deposit and investigate its metallurgical characteristics. In Brazil, the Gurupi project, a 50% joint venture, has identified 66.6 million tons of mineralized gold material at an average grade of 0.041 ounce per ton. Targets were also being explored in Paraguay.

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

  Development and construction activities began in 1997 and start-up took place in late 1999. See " Results of Operations--Overseas Operations" discussion in Managements's Discussion and Analysis in the 1999 Annual Report to Stockholders on page 21. The mined ore is transported by truck to a primary crusher. A 4.3 mile conveyer belt carries ore from the primary crusher to a mill complex where it is crushed, ground and mixed in tanks with saltwater and continuously agitated with air. During this process the copper and gold bearing particles rise to the top of the tanks and leave the mill complex as a thickened concentrate slurry which is pumped through a pipeline to a port facility where it is filtered, dried to the consistency of wet sand and stored for shipping.

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

            NEWMONT MINING CORPORATION PROVEN AND PROBABLE RESERVES

                                              DECEMBER 31, 1999                                DECEMBER 31, 1998
                                 --------------------------------------------     -------------------------------------------
                                               (100%)                                          (100%)                NEWMONT
                                 ----------------------------------  NEWMONT      ---------------------------------  EQUITY
DEPOSITS/DISTRICTS WITH  NEWMONT                        CONTAINED    EQUITY                              CONTAINED  CONTAINED
PROVEN AND PROBABLE      EQUITY  TONNAGE(/2/)  GRADE   OUNCES(/3/)   OUNCES       TONNAGE(/2/)  GRADE   OUNCES(/3/)  OUNCES
RESERVES(/1/)              (%)    (000 TONS)  (OZ/TON)    (000)       (000)        (000 TONS)  (OZ/TON)    (000)      (000)
-----------------------  ------- ------------ -------- ------------ ---------     ------------ -------- ----------- ---------
GOLD
North American(/4/)
 Nevada
 Nevada Open Pit
  Carlin North--
   Post..............      100        1,317    0.501         660         660           9,680    0.180      1,747      1,747
  Carlin North--
   Genesis Complex...      100       19,844    0.029         571         571          20,306    0.033        665        665
  Carlin North--
   Other.............      100       26,077    0.046       1,188       1,188          26,382    0.050      1,324      1,324
  Carlin South
   (includes Gold
   Quarry)...........      100       78,428    0.059       4,621       4,621         102,638    0.051      5,261      5,261
  Carlin Rain
   District..........      100       13,467    0.026         345         345          14,320    0.025        352        352
  Twin Creeks........      100       87,112    0.079       6,857       6,857          96,175    0.078      7,484      7,484
  Lone Tree
   Complex...........      100       36,564    0.063       2,321       2,321          54,883    0.059      3,221      3,221
                                  ---------    -----     -------     -------       ---------    -----     ------     ------
   Total Nevada Open
    Pit..............               262,809    0.063      16,563      16,563         324,384    0.062     20,054     20,054
 Nevada Underground
  Carlin North
   Area..............      100        8,525    0.495       4,223       4,223           2,551    1.000      1,634      1,634
  Post District......      100        3,043    0.769       2,341       2,341           2,391    1.000      1,943      1,943
  Goldbug-Barrel.....      100                                                         2,917    0.391      1,140      1,140
  Carlin North JV
   (High Desert).....       60                                                         7,050    0.424      2,993      1,796
  Carlin Rain
   District..........      100          411    0.316         130         130             374    0.270        101        101
  Rosebud............       50          216    0.323          70          35             484    0.392        190         95
                                  ---------    -----     -------     -------       ---------    -----     ------     ------
   Total Nevada
    Underground......                12,195    0.555       6,764       6,729          15,767    0.507      8,001      6,709
  Stockpiles and In-
   Process...........      100       99,080    0.048       4,745       4,745          77,147    0.053      4,115      4,115
                                  ---------    -----     -------     -------       ---------    -----     ------     ------
Nevada Totals(/5/)...               374,084    0.075      28,072      28,037         417,298    0.077     32,170     30,878
Mesquite,
 California..........      100       26,231    0.019         488         488          29,007    0.021        595        595
Penoles JV, La
 Herradura,
 Mexico(/6/).........       44       47,745    0.032       1,504         662          52,890    0.031      1,638        721
                                  ---------    -----     -------     -------       ---------    -----     ------     ------
   Total North
    American.........               448,060    0.067      30,064      29,187         499,195    0.069     34,403     32,194
Overseas
 Minera Yanacocha,
  Peru
 Carachugo...........       51      139,310    0.028       3,907       2,006          55,691    0.027      1,491        766
 Maqui Maqui.........       51        5,379    0.033         180          92           9,789    0.041        400        205
 San Jose............       51       45,878    0.023       1,041         535          37,367    0.031      1,154        593
 Yanacocha...........       51      575,063    0.024      13,794       7,083         290,028    0.032      9,227      4,738
 La Quinua (and
  Tapado)............       51      400,828    0.023       9,285       4,768         273,061    0.026      7,128      3,660
 Cerro Negro.........       51       22,511    0.030         667         342          23,943    0.027        657        337
 Cerro Qulish........       51      110,951    0.028       3,132       1,608
 In-Process..........       51       20,105    0.043         856         440          12,370    0.045        558        287
                                  ---------    -----     -------     -------       ---------    -----     ------     ------
   Total Minera
    Yanacocha(/7/)...             1,320,025    0.025      32,862      16,874         702,249    0.029     20,615     10,586
Zarafshan-Newmont,
 Uzbekistan(/8/).....       50      185,198    0.033       6,059       3,029         202,381    0.034      6,845      3,422
Minahasa,
 Indonesia(/9/)......       80        6,582    0.168       1,104       1,052(/9/)      7,207    0.189      1,364      1,091
Batu Hijau,
 Indonesia(/10/).....       45    1,001,044    0.012      11,823       6,426(/9/)  1,008,036    0.012     11,849      5,332
                                  ---------    -----     -------     -------       ---------    -----     ------     ------
   Total Overseas....             2,512,849    0.021      51,848      27,381       1,919,873    0.021     40,673     20,431
   Total Worldwide...             2,960,909    0.028      81,912      56,568       2,419,068    0.031     75,076     52,625
                                  =========              =======     =======       =========              ======     ======
Ounces committed
 under prepaid
 forward sales
 contract............                                                   (753)
                                                                     -------
Total after Deduction
 of Prepaid Ounces...                                                 55,815
                                                                     =======
                                                                                                                     NEWMONT
                                                          SILVER     NEWMONT                              SILVER     EQUITY
                                                        CONTAINED    EQUITY                              CONTAINED  CONTAINED
                                 TONNAGE(/2/)  GRADE   OUNCES(/3/)   OUNCES       TONNAGE(/2/)  GRADE   OUNCES(/3/)  OUNCES
                                  (000 TONS)  (OZ/TON)    (000)       (000)        (000 TONS)  (OZ/TON)    (000)      (000)
                                 ------------ -------- ------------ ---------     ------------ -------- ----------- ---------
SILVER
Minera Yanacocha,
 Peru(/7/)
 Yanacocha...........       51      575,063    0.543     312,796     160,621
 La Quinua...........       51      400,828    0.108      43,236      22,202
                                  ---------    -----     -------     -------
   Total.............               975,891    0.365     356,032     182,823
                                  =========    =====     =======     =======
                                                                     NEWMONT                                         NEWMONT
                                                          COPPER     EQUITY                               COPPER     EQUITY
                                                         (MILLION   (MILLION                             (MILLION   (MILLION
                                 TONNAGE(/2/)  GRADE    CONTAINED   CONTAINED     TONNAGE(/2/)  GRADE    CONTAINED  CONTAINED
                                  (000 TONS)   (CU%)   POUNDS)(/3/)  POUNDS)       (000 TONS)   (CU%)     POUNDS)    POUNDS)
                                 ------------ -------- ------------ ---------     ------------ -------- ----------- ---------
COPPER
Batu Hijau,
 Indonesia(/11/).....       45    1,001,044    0.524%     10,481       5,697(/9/)  1,008,036    0.525%    10,580      4,761
                                  =========    =====     =======     =======       =========    =====     ======     ======

  Numbers may differ slightly from those reported previously as a result of different deposit groupings yielding different rounding of totals.

--------
 (/1/)The term "reserve" means that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.
  The term "economically," as used in the definition of reserve, implies that profitable extraction or production has been established or analytically demonstrated to be viable and justifiable under reasonable investment and market assumptions.
  The term "legally," as used in the definition of reserve, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, there should be a reasonable certainty based on applicable laws and regulations that issuance of permits or resolution of legal issues can be accomplished in a timely manner.
  The term "proven reserves" means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the result of detailed sampling and (c) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established.
  The term "probable reserves" means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.
 (/2/)Tonnages are after allowances for losses resulting from mining methods. (/3/)Contained ounces or pounds are estimates of metal contained in ore tonnages and are before allowances for processing losses. Estimated losses from processing are expressed as recovery rates and represent the estimated amount of metal to be recovered through metallurgical extraction processes.
  Estimated gold recovery rates at December 31, 1999 were 77% for Nevada open pit operations, 90% for Nevada underground operations, 65% for Mesquite, 72% for La Herradura, 69% for Minera Yanacocha, 61% for Zarafshan-Newmont, 83% for Minahasa and 89% for Batu Hijau.
  Estimated silver recovery rates at December 31, 1999 were 30% for Minera Yanacocha.
  The estimated copper recovery rate at December 31, 1999 for Batu Hijau was 93%.
 (/4/)Proven and probable reserves in North America were calculated using different cutoff grades depending on each deposit's properties. The term "cut-off grade" means the lowest grade of mineralized rock that can be included in the reserve in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and milling or leaching facilities available. The cutoffs utilized in 1999 were as follows: oxide leach material not less than 0.004 ounce per ton; oxide mill cutoffs varied; refractory leach materials between 0.013 and 0.060 ounce per ton; refractory mill material not less than 0.039 ounce per ton.
 (/5/)These reserves are approximately 71% refractory in nature and are not amenable to the direct cyanidation recovery processes currently used for oxide material. Such ore must be oxidized before it is subjected to the normal recovery processes.
 (/6/)Calculated using a cut-off grade of 0.01 ounce per ton and a leach recovery of 72%. All ore is oxidized.
 (/7/)Calculated using a cut-off grade not less than 0.006 ounce of gold per ton. The cutoff grade is a function of both gold and silver content. The gold leach recoveries ranged from 67% to 82%, depending on each deposit's metallurgical properties. Silver recoveries were estimated at 30%. All ore is oxidized.
 (/8/)Material available to Zarafshan-Newmont for processing from designated stockpiles or from other specified sources. Tonnage and gold content of material available to Zarafshan-Newmont for processing from such designated stockpiles or from other specified sources are guaranteed by state entities of Uzbekistan. Material is crushed to liberate the gold and leached. Ore reserves calculated using 61% leach recoveries.
 (/9/)Calculated using a cut-off grade of 0.113 ounce per ton and a mill recovery of 90% for refractory material. For oxide material a cut-off grade not less than 0.024 ounce per ton was used and a leach recovery of 62%.
(/10/)Based on a feasibility study completed in 1996 and updated in 1998 and 1999. Operations commenced in late 1999. Production is in the form of a copper-gold concentrate. Average recoveries estimated at 93% for copper and 82% for gold. Cut-off grade and recoveries vary depending on the gold and copper content.
(/11/)Reflects Newmont's economic interest in the underlying reserves of 95.35% with respect to Minahasa and 54.35% with respect to Batu Hijau.

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

--------
(/1/)Net loss in 1998 includes the cumulative effect of changing the accounting method for start-up costs of $32.9 million ($0.21 per share), net of tax.

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

Consolidating Financial Statements of Newmont Mining Corporation........... CS-1

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Newmont Mining Corporation:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Newmont Mining Corporation and subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 21, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Consolidating Financial Statements of Newmont Mining Corporation listed in the index above are the responsibility of the company's management and are presented for purposes of complying with Rule 3-10 of Regulation S-X and SAB Topic 1:G.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Consolidating Financial Statements of Newmont Mining Corporation listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These Consolidating Financial Statements have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the information required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Denver, Colorado,

 January 21, 2000

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

                          NEWMONT NEWMONT                              NEWMONT
                          MINING   GOLD       OTHER                  MINING CORP.
                           CORP.  COMPANY  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          ------- -------  ------------ ------------ ------------
                                              (IN MILLIONS)
CONSOLIDATING STATEMENT
 OF OPERATIONS:

YEAR ENDED DECEMBER 31,
 1999
Sales and other income
 Sales..................   $ --   $ 730.0     $668.9      $   --       $1,398.9
 Dividends, interest and
  other--intercompany...     --      18.2        --         (18.2)          --
 Dividends, interest and
  other.................     --       3.5       29.2          --           32.7
                           -----  -------     ------      -------      --------
                             --     751.7      698.1        (18.2)      1,431.6
                           -----  -------     ------      -------      --------
Costs and expenses
 Costs applicable to
  sales.................     --     561.2      270.8          --          832.0
 Depreciation, depletion
  and amortization......     --     134.1      105.5          --          239.6
 Exploration and
  research..............     --      25.9       31.6          --           57.5
 General and
  administrative........     --      52.3        0.4          --           52.7
 Interest expense--
  intercompany..........     --        --       18.2        (18.2)          0.0
 Interest, net of
  capitalized interest..     --      36.3       26.2          --           62.5
 Write-down of assets...     --       3.5        --           --            3.5
 Other..................     --       4.3       12.3          --           16.6
                           -----  -------     ------      -------      --------
                             --     817.6      465.0        (18.2)      1,264.4
                           -----  -------     ------      -------      --------
Unrealized mark-to-
 market loss on call
 options................     --     (44.8)       --           --          (44.8)
                           -----  -------     ------      -------      --------
Pre-tax income (loss)
 before minority
 interest and equity
 loss...................     --    (110.7)     233.1          --          122.4

Operating income
 (loss).................     --     (65.9)     233.1          --          167.2

Minority interest in
 income of Minera
 Yanacocha..............     --       --       (72.5)         --          (72.5)
Equity in income of
 subsidiaries...........    24.8     96.8        --        (121.6)          0.0
Equity in loss of
 affiliated company.....     --       --       (10.7)         --          (10.7)
                           -----  -------     ------      -------      --------

Income tax (expense)
 benefit................     --      38.7      (53.1)         --          (14.4)
Net loss................   $24.8  $  24.8     $ 96.8      $(121.6)     $   24.8
                           =====  =======     ======      =======      ========

                         NEWMONT  NEWMONT                              NEWMONT
                         MINING    GOLD       OTHER                  MINING CORP.
                          CORP.   COMPANY  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                         -------  -------  ------------ ------------ ------------
                                             (IN MILLIONS)
CONSOLIDATING STATEMENT
 OF OPERATIONS:

YEAR ENDED DECEMBER 31,
 1998
Sales and other income
 Sales.................. $   --   $ 483.0    $  970.9     $   --       $1,453.9
 Dividends, interest and
  other--intercompany...     --      24.8         --        (24.8)          --
 Dividends, interest and
  other.................     --      10.2        11.8        (1.0)         21.0
                         -------  -------    --------     -------      --------
                             --     518.0       982.7       (25.8)      1,474.9
                         -------  -------    --------     -------      --------
Costs and expenses
 Costs applicable to
  sales.................     --     366.9       459.0        (1.0)        824.9
 Depreciation, depletion
  and amortization......     --      90.2       198.9         --          289.1
 Exploration and
  research..............     --      15.3        53.1         --           68.4
 General and
  administrative........     --      47.7         2.0         --           49.7
 Interest expense--
  intercompany..........     --       --         24.8       (24.8)          0.0
 Interest, net of
  capitalized interest..     --      47.6        31.2         --           78.8
 Write-down of assets...     --     111.3       503.6         --          614.9
 Other..................     --       5.0         6.0         --           11.0
                         -------  -------    --------     -------      --------
                             --     684.0     1,278.6       (25.8)      1,936.8
                         -------  -------    --------     -------      --------
Pre-tax loss before
 minority interest,
 equity loss and
 cumulative effect of a
 change in accounting
 principle..............     --    (166.0)     (295.9)        --         (461.9)

Minority interest in
 income of Minera
 Yanacocha..............     --       --        (66.2)        --          (66.2)
Minority interest in
 income of Newmont Gold
 Company................    (4.1)     --          --          --           (4.1)
Equity in loss of
 subsidiaries...........  (391.5)  (306.5)        --        698.0           0.0
Equity in loss of
 affiliated company.....     --       --         (9.2)        --           (9.2)
                         -------  -------    --------     -------      --------
Net loss before
 cumulative effect of a
 change in accounting
 principle..............  (395.6)  (392.3)     (270.6)      698.0        (360.5)

Income tax benefit......     --      80.2       100.7         --          180.9


Cumulative effect of a
 change in accounting
 principle..............     2.2      0.8       (35.9)        --          (32.9)
                         -------  -------    --------     -------      --------
Net loss................ $(393.4) $(391.5)   $ (306.5)    $ 698.0      $ (393.4)
                         =======  =======    ========     =======      ========
YEAR ENDED DECEMBER 31,
 1997
Sales and other income
 Sales.................. $   --   $ 609.6    $  963.1     $   --       $1,572.7
 Dividends, interest and
  other--intercompany...     --       8.8         --         (8.8)          --
 Dividends, interest and
  other.................     --      12.7        46.4        (3.8)         55.3
                         -------  -------    --------     -------      --------
                             --     631.1     1,009.5       (12.6)      1,628.0
                         -------  -------    --------     -------      --------
Costs and expenses
 Costs applicable to
  sales.................     --     375.1       419.2        (3.8)        790.5
 Depreciation, depletion
  and amortization......     --      94.9       170.9         --          265.8
 Exploration and
  research..............     --      19.2        79.2         --           98.4
 General and
  administrative........     --      56.9         9.5         --           66.4
 Interest expense--
  intercompany..........     --       --          8.8        (8.8)          0.0
 Interest, net of
  capitalized interest..     --      43.2        33.9         --           77.1
 Merger and related
  expenses..............     --      29.3       133.4         --          162.7
 Write-down of assets...     --       9.5         --          --            9.5
 Other..................     --      (0.1)       25.8         --           25.7
                         -------  -------    --------     -------      --------
                             --     628.0       880.7       (12.6)      1,496.1
                         -------  -------    --------     -------      --------

Pre-tax income before
 minority interest and
 equity income..........     --       3.1       128.8         --          131.9
Income tax benefit......     --       7.9         --          --            7.9
Minority interest in
 income of Minera
 Yanacocha..............     --       --        (66.9)        --          (66.9)
Minority interest in
 income of Newmont Gold
 Company................    (4.5)     --          --          --           (4.5)
Equity in income of
 subsidiaries...........    72.9     61.9         --       (134.8)          0.0
                         -------  -------    --------     -------      --------
Net income.............. $  68.4  $  72.9    $   61.9     $(134.8)     $   68.4
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

                        NUSA TENGGARA PARTNERSHIP V.O.F.
                          CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands of United States dollars)

                                                              AT DECEMBER 31,
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
                          ASSETS
Assets
 Cash and cash equivalents................................ $    3,407 $    5,694
 Accounts receivable from affiliates......................         62        159
 Metal sales receivables..................................      2,252        --
 Value added taxes receivable.............................     35,000        --
 Inventories..............................................     94,744      8,181
 Other....................................................      2,077      3,542
                                                           ---------- ----------
  Current assets..........................................    137,542     17,576
                                                           ---------- ----------
Non-current assets
 Ore inventory............................................     14,417        --
 Property, plant and mine development--net................  1,948,398  1,430,260
 Capitalized mining costs.................................      8,117        --
 Debt issuance costs......................................     26,849     25,446
 Value added taxes receivable.............................     62,500     61,572
 Deferred tax asset.......................................     50,738        --
 Other....................................................        100        100
                                                           ---------- ----------
  Non-current assets......................................  2,111,119  1,517,378
                                                           ---------- ----------
  Total assets............................................ $2,248,661 $1,534,954
                                                           ========== ==========
             LIABILITIES AND PARTNERS' EQUITY
Liabilities
 Accounts payable and accrued expenses.................... $  139,099 $  110,045
 Accounts payable affiliates..............................     53,024     37,236
 Deferred revenue.........................................      6,198        --
 Taxes payable............................................      4,906      5,785
 Other....................................................      4,418        --
                                                           ---------- ----------
  Current liabilities.....................................    207,645    153,066

 Senior Debt..............................................  1,000,000    640,000
 Loans and accrued interest to partners...................    195,478        --
 Reclamation liabilities..................................        132        --
                                                           ---------- ----------
  Total liabilities.......................................  1,403,255    793,066
                                                           ---------- ----------
  Commitments and contingencies (Notes 12, 13 and 14).....        --         --

Minority interest in P.T. Newmont Nusa Tenggara...........        --         --
                                                           ---------- ----------
Partners' Equity
 Capital account--Newmont Indonesia Limited...............    475,541    417,312
 Capital account--Nusa Tenggara Mining Corporation........    369,865    324,576
                                                           ---------- ----------
  Total partners' equity..................................    845,406    741,888
                                                           ---------- ----------
  Total liabilities and partners' equity.................. $2,248,661 $1,534,954
                                                           ========== ==========

   The accompanying notes are an integral part of these financial statements.

                        NUSA TENGGARA PARTNERSHIP V.O.F.
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  (Amounts in thousands of United States dollars)

                                                    NIL       NTMC
                                                   56.25%    43.75%    TOTAL
                                                  --------  --------  --------
Allocation of cumulative losses of PTNNT as of
 December 31, 1996 as provided for in the part-
 nership agreement............................... $(23,265) $(18,095) $(41,360)
Contributions on initial funding date (see Note
 3):
  Cash contributions.............................      --    163,960   163,960
  Non-cash contributions--agreed value...........  306,201       --    306,201
Deferred contributions related to initial
 funding:
  Cash contributions.............................      --     75,333    75,333
  Non-cash contributions--agreed value...........    1,461       --      1,461
Cash contributions...............................   42,581    33,119    75,700
Net loss for the year............................   (1,461)   (1,137)   (2,598)
                                                  --------  --------  --------
Balance at December 31, 1997.....................  325,517   253,180   578,697
Cash contributions...............................  130,838   101,763   232,601
Net loss for the year............................  (39,043)  (30,367)  (69,410)
                                                  --------  --------  --------
Balance at December 31, 1998.....................  417,312   324,576   741,888
Cash contributions...............................   51,566    40,106    91,672
Net income for the year..........................    6,663     5,183    11,846
                                                  --------  --------  --------
Balance at December 31, 1999..................... $475,541  $369,865  $845,406
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENTS

The financial statements have been prepared using generally accepted accounting principles of the United States ("U.S. GAAP").

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

INVENTORIES

Current and noncurrent ore inventory and inventory in concentrate are stated at the lower of average cost or net realizable market value. Included in the valuation of these inventories are all direct cost associated with the mining of the ore as well as an allocable portion of mine support costs. Depreciation and amortization costs are not included in the valuation. The carrying value for inventory in concentrate also includes related processing costs. Materials and supplies inventories are valued at cost including tax and inland flight.

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

                       NUSA TENGGARA PARTNERSHIP V.O.F.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the subsequent costs incurred to develop such property, including costs to further delineate the orebody and remove overburden to initially expose the orebody for mining, are capitalized as mine development costs. NTP determines that a mineral property can be economically developed only when proven and probable reserves have been established. Mine development costs are amortized using the unit-of-production method over the life of the orebody.

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

DEBT ISSUANCE COSTS

Costs incurred to arrange the third party senior debt for development of PTNNT's Batu Hijau mine, including financial advisory fees, legal fees, loan origination and commitment fees, accounting and tax advisory services, etc., were capitalized as deferred debt issuance costs. Such costs will be amortized over the term of the loan when commercial production (as defined by the senior debt agreement) begins using the effective interest method. Amortization of debt issuance costs are included as a component of interest expense.

REVENUE RECOGNITION

Copper sales are recognized when the title to the concentrates is transferred to the buyer which coincides with the transfer of the risk of loss that passes to the buyer when the concentrates are moved over the vessel's rail at the Port. Certain conditions are met prior to recognizing revenue. Such conditions are (1) issuance of an initial assays and weight certificate, (2) issuance of a provisional invoice and (3) loading of concentrates. Concentrate sales are recorded based on 100% of a provisional sales price that is in accordance with terms specified in customer contracts. Factors entering into the calculation of the provisional sales price are (1) metals prices, pursuant to the terms of related contracts, calculated using the price from the second calendar week prior to shipment and based on the latest London Metals Exchange prices and
(2) treatment and refining charges. In accordance with contract terms, 90% of the revenue is collected within three business days after concentrate arrive at the smelter. The balance is received at final settlement and is based on the average copper price in the third month after the month of arrival. Until final settlement occurs, adjustments to the provisional sales price are made to take into account metal price changes, based upon month-end market prices, and metal quantity upon receipt of the final assay and weight certificate, if different from the initial certificate. Final delivery to purchasers in Japan, Korea and Australia takes approximately 14 days and to purchasers in Europe, approximately 30 days. During the periods presented, the maximum price adjustment was 5% for copper and 2% for gold. Risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date recorded and the date of final settlement.

                       NUSA TENGGARA PARTNERSHIP V.O.F.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

DEFERRED REVENUE

Cash has been received by NTP on certain concentrates prior to shipment. Proceeds received from such advance sales are recorded as deferred revenue and are recognized in income when shipped.

MINING COSTS

Because of the diverse grade and waste-to-ore ratios over the mine life, mining costs are capitalized and are charged to operations on the basis of the average life-of-mine grade and waste-to-ore ratios per equivalent unit of copper recovered.

RECLAMATION COSTS

Estimated future reclamation costs are based principally on legal, regulatory and contractual requirements and are accrued and charged to operating expense over the expected mine life using the unit-of-production method.

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

                       NUSA TENGGARA PARTNERSHIP V.O.F.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

COMPREHENSIVE INCOME

In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Partnership has no comprehensive income items.

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

4. INVENTORIES

                                                                   AT DECEMBER
                                                                       31,
                                                                  --------------
                                                                   1999    1998
                                                                  ------- ------
                                                                  (IN THOUSANDS
                                                                     OF US$)
CURRENT:
 Ore inventory................................................... $13,685 $  --
 Inventory in concentrate........................................ $19,861 $  --
 Materials and supplies..........................................  61,198  8,181
                                                                  ------- ------
   Total inventories............................................. $94,744 $8,181
                                                                  ------- ------
NON-CURRENT:
 Ore inventory................................................... $14,417 $  --
                                                                  ------- ------

                       NUSA TENGGARA PARTNERSHIP V.O.F.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

5. PROPERTY, PLANT AND MINE DEVELOPMENT

Property, plant and mine development consisted of the following (in thousands of US$):

                               AT DECEMBER 31,
                            ----------------------
                               1999        1998
                            ----------  ----------
 Deferred mineral rights... $  219,509  $  219,509
 Machinery and equipment...    269,059      22,715
 Buildings and infrastruc-
  ture.....................  1,018,047         --
 Mine development..........    157,871     140,006
 Capitalized interest......     66,545      27,116
 Construction-in-progress..    240,870   1,024,245
                            ----------  ----------
                             1,971,901   1,433,591
 Accumulated depreciation
  and amortization.........    (23,503)     (3,331)
                            ----------  ----------
 Property, plant and mine
  development--net......... $1,948,398  $1,430,260
                            ==========  ==========

Construction-in-progress primarily consisted of engineering, design and construction-related costs for development of the Batu Hijau copper/gold project.

6. ACCOUNTS PAYABLE AFFILIATES

Accounts payable affiliates was comprised of the following amounts (in thousands of US$) and are described in Note 12.

                               AT DECEMBER 31,
                            ----------------------
                               1999        1998
                            ----------  ----------
 Technology and Know How
  Agreement Royalties--
  NNHI..................... $   26,272  $   18,339
 Technology and Know How
  Agreement Royalties--
  Sumitomo.................     20,434      14,264
 Consulting Services Agree-
  ment--NISL...............      2,316       1,254
 Payroll Agency Agree-
  ments--NIIL and NGELP....      3,230       2,937
 Other.....................        772         442
                            ----------  ----------
   Total................... $   53,024  $   37,236
                            ==========  ==========

7. INCOME TAXES

NTPs Indonesian income tax (benefit) expense consisted of (in thousands US$):

                                                              YEARS ENDING
                                                              DECEMBER 31,
                                                          ---------------------
                                                            1999     1998  1997
                                                          --------  ------ ----
 Current................................................. $  3,067  $3,361 $--
 Deferred................................................  (50,738)    --   --
                                                          --------  ------ ----
   Total (benefit) expense............................... $(47,671) $3,361 $--
                                                          ========  ====== ====

                       NUSA TENGGARA PARTNERSHIP V.O.F.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

NTP's income tax (benefit) differed from the amounts computed by applying the Indonesian Contract of Work ("CoW") corporate income tax statutory rate for the following reasons (in thousands of US$):

                                                      YEARS ENDING DECEMBER
                                                               31,
                                                     -------------------------
                                                       1999      1998    1997
                                                     --------  --------  -----
 Indonesian corporate income tax (benefit) at COW
  rate.............................................. $(14,162) $ (9,392) $(829)
 Valuation allowance on deferred tax assets.........  (36,576)    9,392    829
                                                     --------  --------  -----
 Income tax (benefit) expense.......................  (50,738)      --     --
                                                     --------  --------  -----
 Income withholding tax.............................    3,067     3,361    --
                                                     ========  ========  =====
   Total (benefit) expense.......................... $(47,671) $  3,361  $ --
                                                     ========  ========  =====

Components of NTP's deferred income tax assets are as follows (in thousands of US$):

                                                      AT DECEMBER 31,
                                                     ------------------
                                                       1999      1998
                                                     --------  --------
Deferred tax assets
 Capitalized start-up costs......................... $ 19,198  $ 17,256
 Exploration costs..................................   15,467    15,464
 Capitalized interest...............................    5,956     3,856
 Net operating loss carry forward...................    9,793     4,211
 Book depreciation..................................    8,007     1,166
 Other..............................................      535       --
                                                     --------  --------
 Gross deferred tax assets..........................   58,956    41,953
 Valuation allowance for deferred tax assets........   (5,377)  (41,953)
                                                     --------  --------
 Net deferred tax assets............................   53,579       --
Deferred tax liabilities
 Capitalized mining cost............................   (2,841)
                                                     --------  --------
 Net deferred tax assets............................ $ 50,738  $    --
                                                     ========  ========

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

                       NUSA TENGGARA PARTNERSHIP V.O.F.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

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

b. Limitation on Indebtedness--PTNNT shall not incur any indebtedness, other than the $1 billion Senior Debt, except for "Permitted Indebtedness", which includes subordinated debt from NTP, unsecured working capital debt with maturity not in excess of one year and not exceeding $35 million, and other indebtedness with aggregate principal not to exceed $5 million at any one time.

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

9. MINORITY INTEREST IN PTNNT

As described in Note 1, PTPI owns a 20% carried interest in PTNNT, whose paid-in capital and deposits for future stock subscriptions totaled US$177.3 million and US$85.6 million at December 31, 1999 and 1998, respectively. PTPI's share of such capital was funded with loans from NIL and NTMC, through NTP, and totaled US$35.5 million and US$17.1 million at December 31, 1999 and 1998, respectively. These loans are subject to interest at the six-month SIBOR plus two percent. PTPI agreed to assign 70% of its rights to dividends from PTNNT to repay such loans, including interest, pursuant to an Acknowledgement of Indebtedness and Assignment of Dividends agreement with NIL. Interest accrued under these loans are fully reserved until recoverability of such interest is determined.

10. MAJOR CUSTOMERS AND EXPORT SALES

PTNNT sells its concentrates primarily pursuant to long-term sales agreements. As a percentage of total sales, 100% were pursuant to such contracts during 1999, and two Japanese customers accounted for $13.8 million, and $4.0 million of total sales, each of which accounted for more than 10% of total sales, and together accounted for 96% of total sales.

                       NUSA TENGGARA PARTNERSHIP V.O.F.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

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

                       NUSA TENGGARA PARTNERSHIP V.O.F.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

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

                       NUSA TENGGARA PARTNERSHIP V.O.F.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

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

                                          Newmont Mining Corporation

                                                   /s/ Timothy J. Schmitt
                                          By: _________________________________
                                                     TIMOTHY J. SCHMITT
                                               Vice President, Secretary and
                                                 Assistant General Counsel

November 21, 2000

                           NEWMONT MINING CORPORATION

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                               DESCRIPTION
 -------                              -----------
  3(a)   --Restated Certificate of Incorporation. Incorporated by reference to
          Exhibit 3.1 to registrant's Registration Statement on Form S-4 filed on November 21, 2000.

  3(b)   --By-Laws as amended through September 15, 1999 and adopted September
          15, 1999. Incorporated by reference to Exhibit 3(a) to registrant's current report on Form 8-K filed on September 6, 2000.

  3(c)   --Certificate of Designations, Preferences and Rights of $5.50
          Convertible Preferred Stock, $5 par value, dated November 13, 1992.
          Incorporated by reference to Exhibit (3)c to registrant's Annual
          Report on Form 10-K for the year ended December 31, 1992.

  4(a)   --Rights Agreement dated August 31, 2000 between registrant and Chase
          Mellon Shareholder Services LLC, as Rights Agent. Incorporated by
          reference to Exhibit 4.1 to registrant's Registration Statement on
          Form 8-A dated September 6, 2000.

  4(b)   --Indenture dated March 23, 1992 between registrant and Bank of
          Montreal Trust Company. Incorporated by reference to Exhibit 4 to registrant's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1992.

  4(c)   --In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the registrant are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10%
          of the total assets of registrant. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

  4(d)   --Pass Through Trust Agreement dated as of July 15, 1994 between
          Newmont Gold Company and The First National Bank of Chicago relating to the Pass Through Certificates, Series 1994-A1. (The front cover of this Exhibit indicates the material differences between such
          Exhibit and the substantially similar (except for price-related information) Pass-Through Agreement between Newmont Gold Company and
          The First National Bank of Chicago relating to the Pass-Through
          Certificates, Series 1994-A2.) Incorporated by reference to Exhibit
          4.1 to Newmont Gold Company's Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1994.

  4(e)   --Lease dated as of September 30, 1994 between Newmont Gold Company and Shawmut Bank Connecticut, National Association relating to Trust
          No. 1 and a 75% undivided interest in Newmont Gold Company's refractory gold ore treatment facility. (The front cover of this
          Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information)
          entered into on the same date relating to the remaining 25%
          undivided interest in the facility.) Incorporated by reference to
          Exhibit 4.2 to Newmont Gold Company's Quarterly Report on Form 10-Q
          for the quarter ended September 30, 1994.

  4(f)   --Trust Indenture and Security Agreement dated as of July 15, 1994 between Shawmut Bank Connecticut, National Association and The First
          National Bank of Chicago relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company's refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar
          (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.)
          Incorporated by reference to Exhibit 4.3 to Newmont Gold Company's
          Quarterly Report on Form 10-Q for the quarter ended September 30,
          1994.

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

 10(v) --Letter Agreement dated August 1, 1999 between Wayne W. Murdy and registrant.*

 12    --Statement re Computation of Ratio of Earnings to Fixed Charges.*

 13    --Those portions of registrant's 1999 Annual Report to Stockholders that are incorporated herein by reference.*

 21    --Subsidiaries of registrant.*

 23    --Consent of Arthur Andersen LLP.

 27    --Financial Data Schedules.*

 99    --Consulting Agreement dated April 1, 1999 between Newmont International
        Services Limited and Robert J. Miller. Incorporated by reference to
        Exhibit 99 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.*

--------

* Filed with Form 10-K on March 28, 2000