Form 10-K405
period 2000-12-31
NEWMONT MINING CORP
filed 2001-04-02
CIK 71824

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

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

                  For the Fiscal Year Ended December 31, 2000

                                      or

  [_]
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the Transition Period From       to

                         Commission File Number 1-1153

                          Newmont Mining Corporation
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                 13-2526632
    (State or Other Jurisdiction of           (I.R.S. Employer Identification
    Incorporation or Organization)                          No.)

          1700 Lincoln Street                              80203
           Denver, Colorado                              (Zip Code)
    (Address of Principal Executive
               Offices)

       Registrant's telephone number, including area code (303) 863-7414

          Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class               Name of Each Exchange on Which Registered
             -------------------               -----------------------------------------
        Common Stock, $1.60 par Value                   New York Stock Exchange
                                                         Swiss Stock Exchange
                                                        Brussels Stock Exchange
                                                        New York Stock Exchange
      $3.25 Convertible Preferred Stock

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the shares on the New York Stock Exchange) on March 1, 2001 was approximately $3,166,900,000.

  The number of shares of Registrant's common stock outstanding on March 1, 2001 was 188,002,163.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of Registrant's annual report to Stockholders for the year ended December 31, 2000 are incorporated by reference into Parts I, II and IV of this report and portions of Registrant's definitive proxy statement submitted to the Registrant's stockholders in connection with its 2001 Annual Meeting to be held on May 3, 2001 are incorporated by reference into Part III of this report.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

  This document (including information incorporated herein by reference) contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting Newmont Mining Corporation and its subsidiaries. For a discussion of some of these factors see ITEM 1A of this report.

                                    PART I

ITEM 1. BUSINESS

Introduction

  The Registrant is the resulting corporation of a merger effective May 15, 2000, of Newmont Mining Corporation (incorporated in Delaware in 1921) into its wholly owned subsidiary, Newmont Gold Company (incorporated in Delaware in 1965). Prior to the merger the only asset of the parent corporation was the shares of Newmont Gold. The purpose of the merger was to eliminate the parent holding company in order to simplify the corporate structure and reduce overhead expenditures. Pursuant to the merger, the shareholders of the former parent corporation became shareholders of the resulting corporation, whose name was changed to Newmont Mining Corporation. (In this Report, "Newmont" and "we" can refer to Newmont Mining Corporation and/or its affiliates.)

  Effective January 10, 2001, Newmont acquired through a merger Battle Mountain Gold Company. Supplemental combined financial statements giving effect to the merger are set forth in Item 8 of this Report. Elsewhere in this Report, however, production, revenue and income amounts with respect to 2000 and prior years are applicable only to Newmont, its subsidiaries and affiliates as constituted prior to the merger.

  Newmont's corporate headquarters are in Denver, Colorado. We are engaged in the production of gold, the exploration for gold and the acquisition and development of gold properties worldwide. In 2000, we produced gold from mines in Nevada and California, and, outside of the United States, from operations in Peru, Indonesia, Mexico and Uzbekistan. We also produced copper concentrates from a copper/gold deposit at a second location in Indonesia. As a result of the merger with Battle Mountain, we now have added gold production from mines in Canada, Australia and Bolivia. See Item 2. Properties for more detailed descriptions of our properties.

  We had revenues of $1.57 billion in 2000 and $1.43 billion in 1999. In 2000, we had a net loss of $18.9 million, while in 1999, our net income was $24.8 million. (Note that results vary in the supplemental consolidated financial statements that give effect to the merger with Battle Mountain Gold Company. See Item 8 of this Report.)

  Including our subsidiaries, partnerships and joint ventures, we sold 4.88 million equity ounces of gold in 2000 and 4.18 million equity ounces in 1999. Throughout this report we will use the term "equity ounces" to mean that portion of gold produced, or included in proven and probable reserves, which is attributable or proportionate to our ownership interest.

  Approximately 65% of our gold production in both 2000 and 1999 came from North American operations and 35% from overseas operations. In 2000, 55% of our overseas production, or 19% of our total production, was attributable to Minera Yanacocha in Peru. At December 31, 2000, approximately 44% of our total long-lived assets were related to our overseas operations, with 45% of that total in Indonesia and 47% in Peru. See Note18 to the financial statements in the 2000 Annual Report to Stockholders on page 43.

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

  Most of our revenue comes from the sale of refined gold into the international market. The end product at each of Newmont's gold operations, however, is dore bars. Because dore is an alloy consisting mostly of gold but also containing silver, copper and other impurities, the dore bars are sent to refiners to produce bullion that meets the required market standard of 99.95% pure gold. Under the terms of Newmont's refining agreements, the dore bars are refined for a fee and our share of the refined gold and the separately recovered silver are credited to our account or delivered to the buyer, except in the case of the dore gold produced in Uzbekistan, which is refined locally and physically returned to us for sale in the international markets. We had refining agreements with six foreign refiners during the year ended December 31, 2000. If we lost the services of any of our refiners we do not believe that there would be any adverse effect due to the availability of alternative refiners, each able to supply all services that we need.

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

 Gold Price

  The gold market is characterized by price volatility as illustrated in the following table of annual high, low and average late fixing prices for gold per ounce on the London Bullion Market:

   Year                                                       High Low  Average
   ----                                                       ---- ---- -------
   1991...................................................... $403 $344  $362
   1992...................................................... $360 $330  $344
   1993...................................................... $406 $326  $360
   1994...................................................... $396 $370  $384
   1995...................................................... $396 $372  $384
   1996...................................................... $415 $367  $388
   1997...................................................... $367 $283  $331
   1998...................................................... $313 $273  $294
   1999...................................................... $326 $253  $279
   2000...................................................... $313 $264  $279
   2001 (through March 1).................................... $271 $256  $264

- --------
Source of Data: Metals Week and Reuters.

  On March 1, 2001, the late fixing price for gold on the London Bullion Market was $266 per ounce and the spot market price of gold on the New York Commodity Exchange was $265 per ounce.

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

  .sales and leasing of gold reserves by governments and central banks,

  .a low rate of inflation and a strong U.S. dollar,

  .global and regional depression or reduced economic activity and

  .speculative trading.

  In the second half of 1997, the price of gold fell sharply to below $300 per ounce. The price remained low during 1998 and the first eight months of 1999, reaching a 20 year low that was 30% below the average gold price over the three-year period 1994-1996. The principal reason for the price declines was the 1997 sale by the Australian Government of gold reserves, followed by the announcement of a proposed large sale by the Swiss

Government of its gold holdings. In addition, in May 1999, Great Britain announced its intention to sell 415 metric tons of gold (approximately 13.3 million ounces) over a period of years. Extensive producer hedging during this period, coupled with speculative short selling of the metal further depressed the price. In September 1999, fifteen European central banks agreed to limit the quantity of gold they would sell or lease over the next five years. The previously announced sales by Great Britain, Switzerland and the Netherlands were covered by this agreement. The price of gold immediately began a partial recovery from its 1999 low of $253 per ounce and briefly reached $326 per ounce in October 1999 before falling back into the $270 - $290 per ounce range.

  The average gold price of $279 per ounce in 2000 was at the same level as in 1999. Starting in the fourth quarter of 2000 and continuing to the date of this Report, however, the gold price has dropped further and remained below $275 per ounce during the first quarter of this year.

 Gold Sales

  Our gold sales are generally made at the average price prevailing during the month in which the gold is delivered to the customer plus a "contango" which is essentially an interest factor, from the beginning of the month until the date of delivery. Revenue from a sale is recognized when gold is delivered from the refiner or other depository to the customer. See Note 2 to the Financial Statements on page 31 of the 2000 Annual Report to Stockholders.

Copper

 Product

  In 2000, the Batu Hijau mine in Indonesia, in which we currently have a 56.25% economic interest, produced copper concentrates containing 520.8 million pounds of copper and 320,100 ounces of gold, 56.25% of which was our equity share. The concentrates, which have the consistency of fine sand, contain about 30% copper and about 0.42 ounce per ton of gold. We deliver and sell the concentrates to smelters in Japan, Korea, Australia and Europe. In 2001, approximately 85% of our production will be sold under long-term contracts, and the balance on the spot market.

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

 Copper Price

  Refined, or cathode, copper is also an internationally traded commodity. The price of copper is quoted on the London Metal Exchange in terms of dollars per metric ton of high grade copper and on the New York Comex in terms of dollars per pound of high grade copper. The copper market differs from the gold market in that copper prices tend to be cyclical and more directly affected by the worldwide balance of supply and demand. The volatility of the copper market is illustrated by the following table showing the dollar per pound equivalent of the high, low and average price of high grade copper on the London Metal Exchange in each of the last ten years:

   Year                                                     High   Low  Average
   ----                                                     ----- ----- -------
   1991.................................................... $1.20 $0.92  $1.05
   1992.................................................... $1.21 $0.89  $1.04
   1993.................................................... $0.91 $0.72  $0.81
   1994.................................................... $1.40 $0.78  $1.05
   1995.................................................... $1.47 $1.23  $1.33
   1996.................................................... $1.29 $0.83  $1.04
   1997.................................................... $1.23 $0.77  $1.03
   1998.................................................... $0.85 $0.65  $0.75
   1999.................................................... $0.84 $0.61  $0.71
   2000.................................................... $0.91 $0.73  $0.82
   2001 (through March 1).................................. $0.83 $0.78  $0.81

- --------
Source of Data: Metal Bulletin

  On March 1, 2001, the closing spot price of high grade copper on the London Metal Exchange was equivalent to $0.80 per pound.

Hedging

  Newmont generally sells its production at market prices; however, from time to time it has used commodity instruments to protect the selling price of certain anticipated gold production. While Newmont is not currently engaged in an active hedging program, the Company monitors the market on an ongoing basis and may periodically elect to enter into hedging transactions. However, the hedging policy authorized by Newmont's Board of Directors limits total hedging activity to 16 million ounces. Forward sales contracts were utilized for a portion of the gold production from our Minahasa mine in Indonesia and from our Nevada operations. Sales of gold under forward sales contracts represented 3%, 6% and 18% of Newmont's total equity production in 2000, 1999 and 1998, respectively. No costs were incurred for forward sales contracts and there were no margin requirements related to these contracts. The use of forward sales contracts has protected Newmont against declining gold prices over the past three years, with respect to the covered ounces.

  Following a decline in gold market prices to $253 per ounce in July 1999, Newmont entered into two put and call transactions to provide a measure of price protection. Put option contracts provided Newmont the right, but not the obligation to sell gold at the specified strike price through the end of 2000. These put option contracts were paid for by selling call option contracts on
2.35 million ounces in 2004 through 2009. Call option contracts provide the holder the right, but not the obligation to buy gold from Newmont at the specified strike price. Therefore, if the gold price is above the strike price on the contract expiration date, the holder may buy gold from Newmont at the lower strike price. The fair value of the put option contracts of $37.6 million was amortized over the term on the contracts, reducing sales revenue. The fair value of the call option contracts, initially $37.6 million, was recorded on the balance sheet, is marked to market each quarter-end and may fluctuate significantly, primarily depending upon gold market prices and volatility. If the call option contracts are held to the expiration date, their fair value will be zero and any prior year unrealized gains or losses will be reversed. In addition, the initial fair value of $37.6 million will be recognized in sales revenue as the call option contracts expire, offsetting the cost of the put option contracts. There are no margin requirements related to these put and call option contracts.

  As of December 31, 2000, the following contracts were outstanding:

                                                                    Sold Call
                                                                     Options
                                                                 ---------------
                                                                  Ounces   Price
                                                                 --------- -----
   2004.........................................................   250,000 $350
   2005.........................................................   250,000 $350
   2008......................................................... 1,000,000 $386
   2009.........................................................   850,000 $385

  Based on estimated annual production of five million ounces, ounces subject to call option contracts represent approximately 5% of production in each of 2004 and 2005 and 20% and 17% of production in 2008 and 2009, respectively. At December 31, 2000, there were no put options contracts outstanding and the fair value of the call option contracts was $55.6 million. At December 31, 2000, a $1.00 per ounce increase in the gold price would result in a $0.42 per ounce increase in the fair value of the liability associated with call options contracts.

Segment Information, Export Sales, etc.

  Note 18 to our consolidated financial statements beginning on page 43 of our 2000 Annual Report to Stockholders includes information for each of the last three years relating to (i) our business segments and certain financial information with respect thereto, (ii) our domestic and export sales and (iii) our customers.

Licenses and Concessions

  Other than operating licenses for our mining and processing facilities, there are no third party patents, licenses or franchises material to Newmont's business. In many foreign countries, however, we conduct our mining and exploration activities pursuant to concessions granted by, or under contract with, the host government. These countries include, among others, Bolivia, Indonesia, Peru and Mexico. The concessions and contracts are subject to the usual political risks associated with foreign operations. For a more detailed description of our Indonesian Contracts of Work see page 15 of this report.

Condition of Physical Assets; Insurance and Foreign Investment Risks

  Ours is a capital intensive business, requiring capital investment for the replacement, modernization or expansion of equipment and facilities. See "Liquidity and Capital Resources" in Management's Discussion and Analysis in the 2000 Annual Report to Stockholders on page 22.

  We maintain insurance against property loss and business interruption and insure against risks that are typical in the operation of business in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to liability for environmental impairment.

  Some concern always exists with respect to investment in less developed countries and countries with emerging economies where civil unrest, nationalist movements, political violence or economic crises are endemic. These countries may also pose heightened risks of expropriation of assets, increased taxation and a unilateral modification of concessions and contracts. We have obtained political risk insurance to cover portions of our investments in Indonesia and Uzbekistan against the risk of expropriation, war, civil unrest and political violence. This insurance is limited to particular risks and is subject to certain exclusions. There can be no assurance that claims would be paid under such insurance in connection with a particular event in any of these countries.

Employees

  There were 10,800 persons employed by Newmont and its affiliates worldwide at December 31, 2000 and 9,300 persons employed by Newmont and its affiliates worldwide at December 31, 1999.

Exploration

  We spent $64.4 million in 2000 and $57.6 million in 1999 for exploration and reserve development. For 2001, $65 million is budgeted for exploration. Exploration work is regularly conducted in areas surrounding our existing mines for the purpose of locating additional deposits and determining mine geology. In 2000, nearly one-half of the exploration budget was allocated for work around existing mine sites.

  Our exploration staff consists of 195 geologists, geochemists and geophysicists employing state-of-the-art technology, including airborne geophysical data acquisition systems, satellite location devices and field-portable imaging systems to aid in the location of prospective targets.

  We conduct extensive exploration in Nevada where we own or otherwise control the mineral assets on approximately 1.9 million acres and in 2000, we added
2.4 million ounces to reserves, before depletion. Exploration efforts in the Carlin area have been focused on high-grade refractory targets near existing deposits. Also in 2000, mine geology programs extended the size and quality of open pit and underground reserves at Carlin and at Lone Tree. Elsewhere in North America, exploration was conducted in Alaska and the Yukon Territory.

  In Peru, 2000 exploration added 3.2 million equity ounces of gold, before depletion, to reserves at Minera Yanacocha where we have a 51.35% interest. In addition, the higher-grade oxide deposits of El Tapado and Corimayo, underlying La Quinua, were further defined during the year. One drill hole at Corimayo was the best in Yanacocha history--1,400 feet of 0.1 ounce of gold per ton with one segment of 130 feet showing 0.43 ounce per ton material. Significant sulfide mineralization, both copper and gold, also was discovered at Cerro Yanacocha and Chaquicocha. While these results are encouraging, there can be no assurance that they will lead to increased reserves at Minera Yanacocha in future years.

  Exploration work on the Minas Conga project to the northeast of Yanacocha continued throughout 2000 with encouraging porphyry gold-copper mineralization identified on two separate targets. Also claims on 207,000 acres of prospective ground along north and south extensions of the volcanic belt hosting the Minera Yanacocha deposits have been consolidated in Minera Yanacocha. In addition, we are active in other regions of Peru. Initial exploration work is underway in these prospective areas and a number of targets have been outlined.

  Elsewhere in South America in 2000, drilling was conducted at the 60% owned Cangrejos project in Equador to determine the potential of a located deposit and investigate its metallurgical characteristics. Targets were also being explored in Paraguay and Nicaragua.

  Newmont's exploration in the Western Pacific focused exclusively on Indonesia in 2000, within Contract of Work areas on the islands of Sumbawa and Lombok and the Mongondow Contract of Work, including the North Lanut project on the island of Sulawesi.

  In Uzbekistan, we have a 60% interest in the Angren project. Pre-feasibility technical studies have been undertaken and negotiations have been conducted with the Uzbekistan government. Elsewhere in Central Asia work continued on prospects in Kyrgyzstan and Kazakhstan.

  Gold exploration is highly speculative in nature, involves many risks and frequently is nonproductive and no assurances can be given that any of our new or ongoing exploration programs will result in new gold producing operations. Once gold mineralization is discovered, it may take many years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change.

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

  We estimate that compliance with federal, state and local regulations relating to the protection of the environment required capital expenditures of approximately $1.0 million in 2000 at our domestic operations. We estimate that we will require at least $1.4 million of capital expenditures for environmental compliance in the U.S. in 2001 and annually thereafter.

  Our Nevada and California operations are subject to stringent state permitting regulations for protection of surface and ground water, as well as wildlife. Compliance with existing state regulations has not had, and is not expected to have, a material adverse impact on our operations.

  Mining operations have the potential to produce fugitive dust emissions which are subject to regulation under the laws of the States of Nevada and California. The EPA's current regulations under the federal Clean Air Act, however, exclude fugitive dust from surface mines in determining whether new or expanded sources need permits for construction under the regulations for prevention of significant deterioration of air quality. Compliance with future regulations promulgated under the Clean Air Act could increase our compliance costs for air pollution control.

  Each currently operating mine has a reclamation plan in place which meets all legal and regulatory requirements. Estimated future costs for reclamation are accrued over the life of each mine and, at December 31, 2000, an aggregate $80.1 million had been accrued.

 Reclamation and Remediation of Inactive Sites within the U.S.

  We are involved in environmental cleanup obligations arising from past mining activities at three separate locations. We agreed in a 1992 consent decree with the State of Colorado to undertake specific remediation work in the Telluride/Ouray area of Colorado. Remediation work there was completed in 1998 and to date has met all enviromental standards. If in the future the remediation work, as completed, does not achieve specific performance objectives, as defined in the consent decree, the State of Colorado may require us to do additional work, as specified in the consent decree. We are also defendants in lawsuits brought by the State of Colorado and the U.S. for environmental remediation in the Leadville, Colorado area and, since 1995, we have been engaged in reclamation and remediation activities there pursuant to a partial consent decree. Dawn Mining Company LLC, a 51% owned subsidiary of Newmont, has filed reclamation proposals for an inactive uranium mine formerly leased from the Spokane Indian Tribe in Washington State and a former mill site located near Ford, Washington. At December 31, 2000 on a consolidated basis we had an aggregate $48.5 million accrued for remediation of these and other sites, an increase of $4.9 million over the amount accrued at the end of 1999 as a result of changes in estimated future remediation costs. See "Environmental" in Management's Discussion and Analysis in the 2000 Annual Report to Stockholders on page 24 and Note 20 to the financial statements in the 2000 Annual Report to Stockholders on page 45.

  The San Luis open-pit gold mine in southern Colorado was operated by a subsidiary of Battle Mountain Gold and closed in 1996. Since then substantial reclamation work has been undertaken. In August 1999, the Colorado Department of Public Health and Environment issued a notice of violation of the Water Quality Control Act and in October 1999 filed an amended notice. At the same time the Colorado Division of Minerals and Geology demanded that Battle Mountain take steps to protect the uncontaminated portion of the acquifer in the region of the mine. Battle Mountain increased its environmental remediation liability $13.2 million and $9.5 million in 2000 and 1999, respectively, based on its then best estimate of costs to address the long term water quality at the San Luis property but it is possible that this estimated amount will prove too low by the time the water quality problems are resolved at this site.

 Environmental Protection in Foreign Operations

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

  Minera Yanacocha has an advisory role on the Peruvian Ministry of Energy and Mines' environmental affairs group to provide technical assistance with the development of achievable environmental strategies for Peru's mining industry.

  In June 2000, an independent trucking contractor spilled approximately 151 kilograms of mercury near the town of Choropampa, Peru which is located 53 miles southwest of the Minera Yanacocha mine. The mercury, a byproduct of gold mining, was being transported from the mine to a buyer in Lima for use in medical instrumentations and other industrial applications. A comprehensive health and environmental remediation program was initiated by Minera Yanacocha immediately following the accident and it also entered into agreements with three of the communities impacted by the incident to provide a variety of public works as compensation for the disruption and inconvenience caused by the incident. In August 2000, Minera Yanacocha paid, under protest, a fine of
1.74 million soles, (approximately $500,000) to the Peruvian government. Estimated costs of $10 million for the remediation, public works, personal compensation and fine were expensed in 2000. We cannot at this time reasonably predict the likelihood of any additional expenditures related to this matter.

 Environmental Laws of Australia, Canada and Bolivia.

  Through the merger with Battle Mountain Gold Company in January 2001, we acquired interests in one active mine in Queensland, Australia, two in Ontario, Canada and one in Bolivia. The mining industry in Australia and Canada is subject to extensive legislation at the state and federal levels in the case of Australia, and at the provincial and federal levels in the case of Canada. Bolivia enacted federal environmental legislation in 1992 and revised environmental regulations in 1997.

  In the case of the Vera/Nancy mine in Australia, an Australian mining company, Normandy Mines Limited, is the operator and, based on information supplied to us to date, all necessary licenses, permits and environmental impact submissions have been granted and approved.

  Canadian federal and provincial requirements cover the treatment of water prior to discharge to achieve certain effluent water quality limits. In August 1997, the Holloway mine, one of the two mines in Ontario acquired in the Battle Mountain merger, became subject to toxicity compliance limits for effluent discharges. A limited number of samples from the Holloway mine have not achieved toxicity limits and installation of additional controls may be required.

  In Bolivia final approval of the environmental license for the Kori Kollo mine was achieved in 1999.

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

  Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by those forward-looking statements. Cautionary statements setting forth important factors that could cause actual results to differ materially from our forward-looking statements are described below in Item 1A and elsewhere throughout this report. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. See "Safe Harbor Statement" in Management's Discussion and Analysis in the 2000 Annual Report to Stockholders on page 25.

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

ITEM 1A. RISK FACTORS

 Every investor or potential investor in Newmont should consider the following risks:

Depressed Gold Price

  Any drop in the price of gold adversely impacts our revenues, profits and cash flows. In addition, sustained low prices can

  . reduce revenues further by production cutbacks due to cessation of the mining of deposits or portions of deposits that have become uneconomic at the then-prevailing gold price,

  . halt the development of new projects,

  . reduce funds available for exploration, with the result that depleted reserves are not replaced,

  . reduce existing reserves by removing ore from reserves that cannot be economically mined or treated at prevailing prices or

  . result in the write-off of assets whose value is impaired by low gold prices.

See the discussion under the heading "Gold Price" in Item 1 of this report.

Risk of Increased Energy Costs Affecting Profitability of Nevada Operations

  The cash cost of production at any particular mining location is frequently subject to great variation from one year to the next due to a number of factors such as changing waste-to-ore ratios, ore grade and metallurgy. In the past a cash cost swing of 10% at any location has not been a significant factor in our profitability compared to the market price of gold. At the present depressed gold price level, however, there is an additional risk that large increases in energy costs projected for our Nevada operations in the coming year arising out of the current West Coast energy crisis, when combined with expected cash cost increases otherwise within the normal range of annual variation, may necessitate a reduction in our Nevada production to a level where our consolidated revenues and income are materially adversely affected.

Risk of Losses from Hedging

  We sometimes use commodity market instruments to protect the selling price of a portion of our future production. We also sometimes contract to sell future production at an agreed price. Our net income in 1999 was reduced by the recognition of an unrealized non-cash mark-to-market loss of $44.8 million (pre-tax) on call options we sold in 1999. In 2000, a non-cash unrealized gain of $26 million (pre-tax) resulted from the change in fair value since
December 31, 1999. Similar gains or losses may recur in the future. An increase in the price of gold will likely increase the fair value of such options resulting in non-cash charges against our quarterly income. However, over the life of the options, any charges would be restored to income. If the gold price rises above the price for which future production has been sold, we will have an opportunity loss.

Risk that Ore Reserves Will Not Be Replaced

  We produced approximately five million ounces of gold in 2000, resulting in depletion of 5.5 million contained ounces from our reserves. The depleted reserves must be replaced by expanding known orebodies or by locating new deposits in order for us to maintain our production levels over the long term. Success in exploration for gold is very uncertain, however, and there is the risk that depletion of reserves will not be offset by discoveries.

Risks Relating to Remediation Costs

  We have conducted remediation work on two inactive sites as a result of liability under the federal Superfund Law. At one of these two sites, remediation requirements have not been finally determined and the ultimate cost cannot be estimated with certainty. At a third site, an inactive uranium mine and mill, significant remediation has not begun due to the failure to date of federal agencies either to agree on a plan which was submitted or to propose a remediation plan of their own. The environmental standards that may ultimately be imposed remain uncertain and there is a risk that the costs of the remediation may exceed the provision we have made for such remediation by a material amount. Whenever a previously unrecognized remediation claim becomes known or a previously estimated cost is increased that amount of additional cost is expensed in the same period and this can materially reduce net income in that period. These risks and uncertainties as to the adequacy of our provision for reclamation and remediation are greatly increased in the short term, until we can assess the adequacy of the provision made with respect to Battle Mountain Gold properties.

Risk from Unrest in Indonesia and Peru

  We have substantial investments in Indonesia, a nation that since 1997 has undergone financial crises and devaluation of its currency, outbreaks of political and religious violence, changes in national leadership and the secession of East Timor, one of its former provinces. Despite democratic elections in 1999, civil unrest, religious and ethnic violence, independence movements and tensions between the civilian government and the military continue to plague the country. These problems heighten the risk of abrupt changes in leadership or in the national policy toward foreign investors, which in turn could result in unilateral modification of concessions or contracts, increased taxation or expropriation of assets.

  In October 2000, President Alberto Fujimori of Peru resigned as a result of various revelations and accusations relating to his national security advisor Vladamiro Montesinos. An interim government was appointed, and elections have been scheduled for April and May 2001 to select a new president and Congress. During the election campaign, Minera Yanacocha has been the target of political protests, including one that blocked the road between the Yanacocha mine complex and the city of Cajamarca for a few days. Minera Yanacocha cannot predict whether these incidents will continue following the 2001 elections, nor can it predict the new government's positions on foreign investment, mining concessions, land tenure, environmental regulation or taxation.

Risk of Loss from Mining Accident or Other Adverse Event at a Mining Location

  At any of our operations, production may fall below historic or estimated levels as a result of mining accidents such as a pit wall failure in an open pit mine, or cave-ins and flooding at underground mines. In addition, production may be unexpectedly reduced at a location if, during the course of mining, unfavorable ground conditions are encountered, ore grades are lower than expected or the physical or metallurgical characteristics of the ore are less amenable to mining and treatment than expected or planned.

ITEM 2. PROPERTIES

Tables presenting mine, mill and leach production data for each of the properties described in this Item 2 and owned by Newmont at December 31, 2000 are set forth on pages 53 to 54 in the 2000 Annual Report to Stockholders.

Nevada

 Production

  Our Nevada operations include Carlin, located west of Elko on the geological feature known as the Carlin Trend which we discovered in 1961, and operations in the Winnemucca Region which were acquired in the 1997 merger with Santa Fe Pacific Gold Corporation. The Carlin Trend is the largest gold district discovered in North America in the last 50 years. The Winnemucca region includes (i) the Twin Creeks mine located near Winnemucca, (ii) the Lone Tree Complex located near Battle Mountain, and (iii) the Battle Mountain Complex, acquired in the January 10, 2001 merger, where there are no currently active mining operations but where studies are ongoing with respect to the feasibility of developing a large copper/gold deposit. Production began in 1965 at Carlin, in 1990 at Twin Creeks, and in 1991 at Lone Tree.

  Gold production in Nevada totaled approximately 3.0 million equity ounces in 2000 at a total cash cost of $203 per ounce and 2.5 million equity ounces in 1999 at a cash cost of $211 per ounce.

  In 2000, ore was mined from nine open-pit deposits and four underground mines. The Deep Post open pit deposit at Carlin was mined by Barrick Goldstrike Mines Inc. under a joint mining agreement. The parties shared the cost of mining the ore body in proportion to their interests in the contained gold. During the past year the high grade sulphide ores from Deep Post contributed substantially to the Carlin Trend results. Although that open pit was mined out at the end of the year, production from stockpiled ore will continue into 2001 and development of the Deep Post underground mine which is accessed through a decline at the bottom of the pit was nearly completed by year end 2000.

  The 50% owned Rosebud underground mine, located in the Winnamucca region and operated by Hecla Mining Company, ceased operation in August 2000, as the ore body was fully depleted.

 Processing Facilities

  Our operations in Nevada have a number of different ore types and processing techniques. A linear program has been developed to determine the best mix of ore types for each processing facility in order to obtain the maximum ounces of gold at the lowest cost from the ores. Gold is extracted from ores that are naturally oxidized by either heap leaching or milling, generally depending on the amount of gold (grade) contained in the ore. Gold contained in ores that are not naturally oxidized, known as refractory or sulfide ores, require more complex processing techniques that are more costly than processing oxide ore. Approximately 71% of Nevada's 2000 year-end proven and probable gold reserves were refractory and the balance were oxide. Nevada's production has increasingly come from higher-cost refractory ores from both deep open pits and underground mines as lower-cost, near-surface oxide ores have been depleted. Refractory ore treatment facilities are expected to generate approximately 70% of Nevada's gold production in 2001, compared with 68% in 2000 and 54% in 1999.

  Higher-grade oxide ores are processed at one oxide mill at Carlin, two at Twin Creeks and one at Lone Tree. The ore is ground into a fine powder and mixed with water in slurry, which then passes through a cyanide leaching circuit where gold is separated. Lower-grade oxide ores are processed using heap leaching where ore is crushed and stacked on impermeable pads, where weak cyanide solution is applied to the top surface of the heaps to dissolve the gold. The gold-bearing solution is collected and pumped to mill facilities to remove the gold by electrowinning or zinc precipitation.

  Higher-grade refractory ores are processed through either a roaster at Carlin or through autoclaves at Twin Creeks or Lone Tree. The roaster heats finely ground ore to a high temperature and burns off the carbon and sulfide minerals that encase the gold. Autoclaves use heat, oxygen and pressure to remove sulfide minerals from the ore. Lower-grade sulfide ores are processed through a flotation plant at Lone Tree or by bio-milling at Carlin. In flotation, ore is finely ground, turned into slurry, then placed in a tank known as a flotation cell. Chemicals are added to the slurry causing the gold-containing sulfides to float in air bubbles to the top of the cell where they can be separated from waste particles that sink to the bottom. The sulfides are removed from the cell and form a concentrate that can then be processed in an autoclave or roaster. Bio-milling incorporates patented technology referred to as bio-oxidation. Bio-oxidation involves inoculation of ore on a leach pad with naturally occurring bacteria that oxidize the sulfides encasing the gold. The ore is then processed through an oxide mill.

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

  Electrical power and natural gas for Newmont's Nevada operations are provided by public utilities. Oxygen for the roaster is provided on a contract basis from an oxygen plant constructed by the supplier on land leased from Newmont. We are the sole customer of the oxygen produced. Oxygen plants used in conjunction with the autoclaves at Twin Creeks and Lone Tree are owned by Newmont and are operated and maintained by a third party.

 Mineral Rights

  We own, or control through long-term mining leases and unpatented mining claims, all of the minerals and surface area within the boundaries of the present Carlin and Winnemucca Region mining operations areas. The long-term leases extend for at least the anticipated mine life of those deposits. With respect to a significant portion of the Gold Quarry Mine at Carlin, we own a 10% undivided interest in the mineral rights and lease the remaining 90% on which we pay a royalty equivalent to 18% of the mineral production. The remainder of the Gold Quarry mineral rights are wholly owned or controlled by Newmont, in some cases subject to additional royalties. With respect to certain smaller deposits in the Winnemucca Region, we are obligated to pay royalties on production to third parties that vary from 3% to 5% of production.

California

  We have one mine in Southern California, Mesquite, that was acquired in the 1997 merger with Santa Fe Pacific Gold Corporation. Located in Imperial County, it was acquired by Santa Fe in 1993 and has been producing since 1986. Mining at Mesquite is conducted in two open pits and ore is processed by run-of-mine heap-leaching. Gold production totaled 130.3 thousand ounces in 2000 and 164.6 thousand ounces in 1999. Total cash costs per ounce were $221 and $167 for 2000 and 1999, respectively.

  Gold-bearing activated carbon from leaching facilities is processed at an on-site carbon processing plant and smelter. Maintenance facilities and administration offices are also located at Mesquite. Electric power is supplied by a local utility.

  Last year was Mesquite's last year of full production. In 2001, production is expected to decrease to 80,000 ounces as operations transition to temporary shutdown and reclamation.

  We own, or control through long-term mining leases and unpatented mining claims, all of the minerals and surface area within the boundaries of the present mining areas of the Mesquite deposits. The long-term leases extend for at least the anticipated mine life of those deposits.


Peru

 Introduction

  The properties of Minera Yanacocha S.R.L. are located approximately 375 miles north of Lima and 28 miles north of the city of Cajamarca. In 1986, we discovered the Yanacocha gold deposit which has since become the largest gold district in South America. Minera Yanacocha began production in 1993. Prior to 1997, we owned a 38% equity interest in Minera Yanacocha. In 1997, we consolidated Minera Yanacocha in our financial statements following the acquisition of an additional 13.35% interest. The remaining interest is held by Compania de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%). A description of such acquisition is set forth in
Note 15 to the financial statements in the 2000 Annual Report to Stockholders on page 41. One of our subsidiaries is the operator at Minera Yanacocha.

  Minera Yanacocha has mining rights with respect to a large land position that includes multiple deposits as well as other prospects. Such mining rights were acquired through assignments of concessions granted by the Peruvian government to a related entity. The assignments have a term of 20 years, beginning in the early 1990s, renewable at the option of Minera Yanacocha for another 20 years.

  In October 2000, Newmont and Compania de Minas Buenaventura announced a unitization of their land holdings in northern Peru, folding them into Minera Yanacocha. The unitization increases Yanacocha's land position from 100 to 535 square miles and includes four property units that had been held separately.

 Production

  Four open-pit mines and three leach pads are in operation at Minera Yanacocha. In late 1999, Minera Yanacocha terminated its contract mining agreement and, as a result, is achieving improved productivity and efficiency by conducting mine operations with its own employees. In 2000, production totaled 1.8 million ounces of gold (921,900 equity ounces) at a total cash cost of $88 per ounce as compared to 1999 production of 1.7 million ounces of gold (850,300 equity ounces) at a total cash cost of $103 per ounce.

  None of the ore at Minera Yanacocha is crushed, but is transported directly to impermeable leach pads where it is treated with a weak cyanide solution that dissolves the gold. In 2001, a fifth open pit mine, La Quinua, will begin production. Ore from this mine will require crushing and agglomeration before leaching which will increase cash costs slightly. The gold bearing leach solution is collected and pumped through one of two Merrill-Crowe plants to remove the gold from the solution as a zinc-gold precipitate. After the gold is processed from the precipitate and smelted into dore, it is transported from the processing plant by a contractor to a third-party refiner. Minera Yanacocha's operations are accessible by road. Power for the project is provided pursuant to a four year renewable contractual agreement with a local power company. Backup power is provided by diesel generators owned by Minera Yanacocha.

Uzbekistan

 Introduction

  Newmont has a 50% interest in Zarafshan-Newmont. The remaining 50% interest is divided between the State Committee for Geology and Mineral Resources ("State Committee") and Navoi Mining and Metallurgical Combine ("Navoi"), each a state entity of Uzbekistan. The joint venture produces gold by crushing and leaching ore from existing stockpiles of low-grade oxide ore from the nearby government-owned Muruntau mine. The gold produced by Zarafshan-Newmont is sold in international markets for U.S. dollars. Newmont provides technical and managerial support to Zarafshan-Newmont. The State Committee and Navoi guaranteed to furnish Zarafshan-Newmont with 242 million tons of ore with an average grade of 0.036 ounces of gold per ton, containing approximately 8.6 million ounces of gold. In late 2000, the ore supply agreement was amended to add an additional 220 million tons of ore with an average grade of 0.05 ounces of gold per ton. To handle the additional ore, the joint venture has arranged for construction of a leach pad extension and an ore supply conveyor system. The amended agreement extends the life of the operation to at least 2013.

 Production

  In 2000, total production was 498,800 ounces of gold (249,400 equity ounces) at a total cash cost of $129 per ounce. In 1999, total production was 543,000 ounces of gold (271,500 equity ounces) at a total cash cost of $161 per ounce.

  Ore from the existing stockpiles is crushed in four stages. The crushed material is transported via conveyor to impermeable leach pads where it is treated with a weak cyanide solution that penetrates the ore, dissolving the gold. The pregnant leach solution is collected and pumped through a Merrill-Crowe plant to remove the gold from the solution as a zinc-gold precipitate. After the gold is removed from the precipitate and smelted into dore bars it is refined at the nearby Muruntau gold refinery and then exported. The project has access to air, rail and road transport. There are no significant logistical difficulties for transportation of refined gold. Power for the project is provided pursuant to a contractual arrangement with Navoi, which acquires such power from a local plant.

Indonesia

 Introduction

  We have two operating properties in Indonesia--Minahasa, a gold operation, and Batu Hijau which produces copper/gold concentrates. We own 80% of Minahasa. The remaining 20% interest is a carried interest held by P.T. Tanjung Serapung, an Indonesian company. Because we funded 100% of the construction costs, we are entitled to 100% of the gold production until we recover the bulk of our investment, including interest. We have a 45% interest in Batu Hijau which we own through a partnership with an affiliate of Sumitomo Corporation which holds a 35% interest. The remaining 20% is a carried interest held by P.T. Pukuafu Indah, an Indonesian company. We are accounting for our investment in Batu Hijau as an equity investment due to each partner's significant participating rights in the business. We are entitled to 56.25% of the concentrate production until we recover the bulk of our investment, including interest.

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

  In April 1997, we entered into a Contract of Work granting us rights to explore an area located near the Minahasa contract area through a new company,
P. T. Newmont Mongondow Mining. We have an 80% interest and the remaining 20% is a carried interest held by P. T. Lebong Tandai, an Indonesian company. This Contract of Work is a sixth generation Contract of Work. The major differences between the fourth and sixth generation Contracts of Work are a reduced income tax rate (from 35% to 30%), elimination of the requirement that non-Indonesian parties divest part of their 80% interest and changes in the method of royalty calculation.

 Minahasa

  Our first project in Indonesia, Minahasa, on the island of Sulawesi, is a Newmont discovery and consists of a multi-deposit operation. Production began in 1996. It is approximately 1,500 miles northeast of Jakarta. Minahasa mines and processes ore from the open pit Mesel deposit and a number of smaller peripheral deposits. These deposits contain both oxidized and refractory gold mineralization.

  Minahasa produced 364,300 ounces of gold in 2000 at a total cash cost of $133 per ounce as compared to 336,800 ounces of gold in 1999 at a total cash cost of $103 per ounce. It is expected that processing from this mine will end in 2003.

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

  In July 1997, agreements for $1 billion in financing for the Batu Hijau project were signed. The financing was guaranteed by Newmont and Sumitomo Corporation, 56.25% and 43.75%, respectively. Project completion tests were met in October 2000 and, as a result, the financing is now non-recourse to Newmont and Sumitomo. See also Note 5 to the financial statements in the 2000 Annual Report to Stockholders on page 33.

  Development and construction activities began in 1997 and start-up took place in late 1999. The mined ore is transported by truck to a primary crusher. A 4.3 mile conveyer belt carries ore from the primary crusher to a mill complex where it is crushed, ground and mixed in tanks with saltwater and continuously agitated with air. During this process the copper and gold bearing particles rise to the top of the tanks and leave the mill complex as a thickened concentrate slurry which is pumped through a pipeline to a port facility where it is filtered, dried to the consistency of wet sand and stored for shipping. The mine produced 520.8 million pounds of copper and 320,100 ounces of gold in concentrates in the year 2000. After gold credits the cash cost was 0.57 cents per pound of copper. Full productions of 600 million pounds of copper and 480,000 ounces of gold in concentrates is expected to be reached in 2002 with lower cash costs per pound of copper.

Mexico

  In Mexico, we have a 44% interest in La Herradura which is located in northwest Sonora, Mexico. It commenced production in June 1998. The Penoles group, Mexico's largest silver producer, holds a 56% interest and is the operator. Mining is conducted in two open pits and the ore is processed by run-of-mine heap-leaching. In 2000, La Herradura produced 114,000 ounces of gold, 50,500 ounces attributable to our interest, at a total cash cost of $131 per ounce. In 1999, La Herradura produced 91,000 ounces of gold, 40,200 ounces attributable to our interest, at a total cash cost of $159 per ounce.

Mines Acquired After December 31, 2000

 Introduction

  At the time of its merger with Newmont, Battle Mountain had a 50% or greater interest in four active mining operations which are briefly described below. The reserve numbers stated for each mine below are given as calculated by Battle Mountain and have not been independently calculated by Newmont.

 Golden Giant Mine

  The Golden Giant Mine (100% owned) is located approximately 25 miles east of the town of Marathon in Ontario, Canada. The main access to the mine is by a
1.2 mile road from the Trans-Canada Highway. The Golden Giant and the adjacent David Bell and Williams mines are physically connected underground and cooperate on blasting, mining, access and ventilation. The Golden Giant ore is mined using underground mining methods. After being fed to an underground primary jaw crusher, ore is hoisted to the surface and conveyed to another crushing facility, a ball mill grinding circuit and finally a cyanide-in-pulp circuit.

  The Golden Giant Mine has been in production since 1985. Production in 2000 was approximately 334,000 ounces at a total cash cost of $151 per ounce. Current reserves are 1.4 million ounces.

 Holloway Mine

  The Holloway underground mine is located approximately 35 miles east of Matheson in Ontario, Canada, and about 400 miles northeast of Golden Giant. Access to the mine is by a driveway type exit off a provincial highway. The mine is owned by a joint venture in which Newmont has an 84.65% interest. The remaining 15.35% interest is held by Teddy Bear Valley Mines.

  The ore from Holloway is mined using underground methods and is custom milled at two nearby operations.

  The Holloway Mine commenced production late in 1996. In 2000, the mine produced 930,000 equity ounces and at December 31, 2000, Newmont's share of reserves was 758,000 ounces.

 Kori Kollo Mine

  The Kori Kollo open pit mine is on the high plane in western Bolivia near Oruru on government mining concessions issued to a Bolivian corporation, Empresa Minera Inti Raymi S.A., which owns and operates Kori Kollo Mine. Newmont now owns 88% of Inti Raymi. The remaining 12% is owned by Zeland Mines, S.A.

  Gold is produced from the mine's oxide ores by heap leaching and from the sulphide ore at the mill in a carbon-in-pulp circuit. In 2000, the mine produced 241,000 equity ounces of gold at a total cash cost of $204 per ounce. At December 31, 2000, Newmont's share of reserves was 1.0 million ounces.

 Vera/Nancy Mine

  The Vera/Nancy mine is the only currently active mine on the Pajingo Complex in Queensland, Australia. The Pajingo Complex, which includes the now depleted Pajingo and Cindy ore bodies, is located approximately 120 miles southeast of Townsville, Queensland on 10.5 square miles held under a mineral lease from the state of Queensland.

  Newmont now has a 50% interest in the Vera/Nancy mine and the Pajingo Complex. The other 50% interest is held by Normandy Mining Limited, an Australian gold mining company which is the operator of the mine. Ore from the mine is processed at the Pajingo mill in a carbon-in-pulp cyanide leach circuit.

  Production in 2000 was 116,000 ounces of gold at a total cash cost of $98 per ounce. Reserves at year end were 480,000 equity ounces.

Proven and Probable Reserves

  Our equity in proven and probable gold reserves was 56.7 million ounces (of which approximately 716,696 ounces have been committed under a prepaid forward sales contract) at December 31, 2000 and 56.6 million ounces at December 31, 1999. In addition, our equity in proven and probable copper reserves was 5.6 billion pounds at December 31, 2000 and 5.7 billion pounds at December 31, 1999.

  Proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry. Calculations with respect to the estimates of proven and probable gold reserves at December 31, 2000 and 1999 were based on a gold price of $300 per ounce and $325 per ounce, respectively. We believe that if reserve estimates were based on a gold price of $275 per ounce, 2000 year-end proven and probable gold reserves could decrease by approximately 8%.

  The proven and probable reserves figures presented herein are estimates, and no assurance can be given that the indicated levels of recovery of gold and copper will be realized. Ounces of gold or pounds of copper in our proven and probable reserves are prior to any losses during metallurgical treatment. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold and copper, as well as increased production costs or reduced recovery rates, could render our proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves.

                           Newmont Mining Corporation

At December 31, 2000 in U.S. Units

                                 Gold Proven and Probable Reserve ($300/oz)(1)
                         ------------------------------------------------------------------
                                                  100%
                                      -----------------------------  Newmont
                                                          Contained Contained
                         Newmont      Tonnage(2)  Grade   Ounces(3)  Ounces   Metallurgical
                         Equity       (000 tons) (oz/ton)   (000)     (000)     Recovery
Deposits/Districts       -------      ---------- -------- --------- --------- -------------
North American(/4/)
 Nevada
  Nevada Open Pit
   Carlin North--Other   100.00%         33,856   0.041     1,402     1,402       78.4%
   Carlin South          100.00%         75,168   0.059     4,426     4,426       68.2%
   Carlin Rain District  100.00%         13,455   0.026       344       344       60.5%
   Twin Creeks           100.00%         75,199   0.086     6,436     6,436       85.4%
   Lone Tree Complex     100.00%         40,847   0.060     2,464     2,464       75.5%
                                      ---------            ------    ------
 Total Nevada Open Pit                  238,525   0.063    15,072    15,072
  Nevada Underground
   Carlin North Area     100.00%          8,225   0.495     4,073     4,073       92.3%
   Post District         100.00%          3,099   0.814     2,524     2,524       94.5%
   Carlin Rain District  100.00%            308   0.267        82        82       72.8%
                                      ---------            ------    ------
 Total Nevada
  Underground                            11,632   0.574     6,679     6,679
 Stockpiles and In-
  Process                100.00%         91,494   0.049     4,478     4,478       74.9%
                                      ---------            ------    ------
 Total Nevada(/5/)                      341,651   0.077    26,229    26,229
  Mesquite, California   100.00%         13,689   0.019       263       263       60.5%
  La Herradura,
   Mexico(/6/)            44.00%         49,754   0.026     1,306       575       71.0%
                                      ---------            ------    ------
Total North American                    405,094   0.069    27,798    27,067
Overseas
 Minera Yanacocha, Peru
  Carachugo               51.35%        141,460   0.033     4,732     2,430       74.3%
  Maqui Maqui             51.35%          7,589   0.025       192        98       76.8%
  San Jose                51.35%         23,388   0.019       453       233       75.1%
  Yanacocha               51.35%        534,946   0.026    14,058     7,219       64.4%
  La Quinua (and Tapado)  51.35%        455,522   0.026    12,039     6,182       74.2%
  Cerro Negro             51.35%         23,976   0.028       682       350       75.9%
  Cerro Quilish           51.35%        118,888   0.027     3,251     1,669       75.8%
  In Process              51.35%         29,749   0.039     1,146       588       80.0%
                                      ---------            ------    ------
 Total Minera
  Yanacocha(/7/)                      1,335,518   0.027    36,553    18,769
 Zarafshan-Newmont,
  Uzbekistan(/8/)         50.00%        169,468   0.042     7,158     3,579       55.3%
 Minahasa,
  Indonesia(/9/)          95.92%(11)      4,625   0.151       699       670       82.0%
 Batu Hijau,
  Indonesia(/10/)         56.25%(11)    944,460   0.012    11,721     6,593       79.2%
                                      ---------            ------    ------
Total Overseas                        2,454,071   0.023    56,131    29,611
                                      ---------            ------    ------
Total Worldwide                       2,859,165   0.029    83,929    56,678
                                      =========            ======    ======

                           Newmont Mining Corporation

At December 31, 1999 in U.S. Units

                                 Gold Proven and Probable Reserve ($325/oz)(1)
                         ------------------------------------------------------------------
                                                  100%
                                      -----------------------------  Newmont
                                                          Contained Contained
                         Newmont      Tonnage(2)  Grade   Ounces(3)  Ounces   Metallurgical
                         Equity       (000 tons) (oz/ton)   (000)     (000)     Recovery
Deposits/Districts       -------      ---------- -------- --------- --------- -------------
North American(/4/)
 Nevada
  Nevada Open Pit
   Carlin North-Post     100.00%          1,317   0.501       660       660       87.8%
   Carlin North-Other    100.00%         45,921   0.038     1,759     1,759       76.5%
   Carlin South          100.00%         78,428   0.059     4,621     4,621       69.7%
   Carlin Rain District  100.00%         13,467   0.026       345       345       60.5%
   Twin Creeks           100.00%         87,112   0.079     6,857     6,857       85.4%
   Lone Tree Complex     100.00%         36,564   0.063     2,321     2,321       79.9%
                                      ---------            ------    ------
 Total Nevada Open Pit                  262,809   0.063    16,563    16,563
  Nevada Underground
   Carlin North Area     100.00%          8,525   0.495     4,223     4,223       93.2%
   Post District         100.00%          3,043   0.769     2,341     2,341       88.0%
   Carlin Rain District  100.00%            411   0.316       130       130       79.1%
   Rosebud                50.00%            216   0.323        70        35       96.0%
                                      ---------            ------    ------
 Total Nevada
  Underground                            12,195   0.555     6,764     6,729
 Stockpiles and In-
  Process                100.00%         99,080   0.048     4,745     4,745       72.3%
                                      ---------            ------    ------
 Total Nevada(/5/)                      374,084   0.075    28,072    28,037
  Mesquite, California   100.00%         26,231   0.019       488       488       65.3%
  La Herradura,
   Mexico(/6/)            44.00%         47,745   0.032     1,504       662       72.1%
                                      ---------            ------    ------
Total North American                    448,060   0.067    30,064    29,187
Overseas
 Minera Yanacocha, Peru
  Carachugo               51.35%        139,310   0.028     3,907     2,006       72.9%
  Maqui Maqui             51.35%          5,379   0.033       180        92       70.7%
  San Jose                51.35%         45,878   0.023     1,041       535       76.6%
  Yanacocha               51.35%        575,063   0.024    13,794     7,083       64.4%
  La Quinua (and Tapado)  51.35%        400,828   0.023     9,285     4,768       71.7%
  Cerro Negro             51.35%         22,511   0.030       667       342       76.2%
  Cerro Quilish           51.35%        110,951   0.028     3,132     1,608       76.2%
  In Process              51.35%         20,105   0.043       856       440       71.3%
                                      ---------            ------    ------
 Total Minera
  Yanacocha(/7/)                      1,320,025   0.025    32,862    16,874
 Zarafshan-Newmont,
  Uzbekistan(/8/)         50.00%        185,198   0.033     6,059     3,029       60.8%
 Minahasa,
  Indonesia(/9/)          95.35%(11)      6,582   0.168     1,104     1,052       83.0%
 Batu Hijau,
  Indonesia(/10/)         54.35%(11)  1,001,044   0.012    11,823     6,426       82.0%
                                      ---------            ------    ------
Total Overseas                        2,512,849   0.021    51,848    27,381
                                      ---------            ------    ------
Total Worldwide                       2,960,909   0.028    81,912    56,568
                                      =========            ======    ======

                          Newmont Mining Corporation

At December 31, 2000 in U.S. Units

                                  Copper Proven and Probable Reserve(/1/)
                       ---------------------------------------------------------------------
                                                  100%
                                     -------------------------------- Newmont
                                                          Copper(/3/)  Copper
                       Newmont       Tonnage(/2/) Grade    (million   (million Metallurgical
                       Equity         (000 tons)  (% Cu)    pounds)   pounds)    Recovery
Deposit/District       -------       ------------ ------  ----------- -------- -------------
Batu Hijau, Indonesia   56.25%(/11/)   944,460    0.527%     9,964     5,605       91.6%
                        =====          =======    =====      =====     =====       ====

At December 31, 1999 in U.S. Units

                                    Copper Proven and Probable Reserve(/1/)
                         ---------------------------------------------------------------------
                                                    100%
                                       -------------------------------- Newmont
                                                            Copper(/3/)  Copper
                         Newmont       Tonnage(/2/) Grade    (million   (million Metallurgical
                         Equity         (000 tons)  (% Cu)    pounds)   pounds)    Recovery
Deposit/District         -------       ------------ ------  ----------- -------- -------------
Batu Hijau, Indonesia...  54.35%(/11/)  1,001,044   0.524%    10,481     5,697       93.0%
                          =====         =========   =====     ======     =====       ====

- --------
(1) The term "reserve" means that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.
  The term "economically," as used in the definition of reserve, implies that profitable extraction or production has been established or analytically demonstrated to be viable and justifiable under reasonable investment and market assumptions.
  The term "legally," as used in the definition of reserve, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, there should be a reasonable certainty based on applicable laws and regulations that issuance of permits or resolution of legal issues can be accomplished in a timely manner.
  The term "proven reserves" means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the result of detailed sampling and (c) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established.
  The term "probable reserves" means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.
(2) Tonnages are after allowances for losses resulting from mining methods.
(3) Contained ounces or pounds are estimates of metal contained in ore tonnages and are before allowances for processing losses. Estimated losses from processing are expressed as recovery rates and represent the estimated amount of metal to be recovered through metallurgical extraction processes.
(4) Proven and probable reserves were calculated using different cutoff grades depending on each deposit's properties. The term "cut-off grade" means the lowest grade of mineralized rock that can be included in the reserve in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and milling or leaching facilities available. In Nevada, the cutoffs utilized in 2000 were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill cutoffs varied; refractory leach materials between 0.025 and 0.110 ounce per ton; refractory mill material not less than 0.055 ounce per ton.
(5) These reserves are approximately 71% refractory in nature and are not amenable to the direct cyanidation recovery processes currently used for oxide material. Such ore must be oxidized before it is subjected to the normal recovery processes.
(6) Calculated using a cut-off grade of 0.01 ounce per ton. All ore is oxidized.
(7) Calculated using a cut-off grade not less than 0.006 ounce of gold per ton. The cutoff grade is a function of both gold and silver content. All ore is oxidized.
(8) Material available to Zarafshan-Newmont for processing from designated stockpiles or from other specified sources. Tonnage and gold content of material available to Zarafshan-Newmont for processing from such designated stockpiles or from other specified sources are guaranteed by state entities of Uzbekistan. Material is crushed to liberate the gold and leached.
(9) Calculated using a cut-off grade of 0.102 ounce per ton for refractory material. For oxide material a cut-off grade not less than 0.022 ounce per ton was used.
(10) Operations commenced in late 1999. Production is in the form of a copper-gold concentrate. Cut-off grade and recoveries vary depending on the gold and copper content. The cut-off grade used for reserve reporting is equivalent to 0.30% copper.
(11)  Percentage reflects Newmont's economic interest.

ITEM 3. LEGAL PROCEEDINGS

  In December 1983, the State of Colorado filed a lawsuit in the U.S. District Court for the District of Colorado under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"), 42 U.S.C. 9601 et seq. This case, State of Colorado v. ASARCO, Inc., et al. (Civil Action
No. 83-C-2388), was subsequently consolidated with another action, United States of America v. Apache Energy & Minerals, et al. (Civil Action No. 86-C-
1676), which was filed in August 1986. Both cases involve allegations of environmental impairment in the vicinity of Leadville, Colorado, including the area of the operations and property of the Res-ASARCO Joint Venture, the Yak Tunnel, and adjacent property, and seek remedial actions and damages from a number of defendants, including Newmont and Resurrection Mining Company, which was a partner with ASARCO Incorporated in the Res-ASARCO Joint Venture. In August 1994, the Court entered a Partial Consent Decree between and among the U.S., Newmont, Resurrection and certain other defendants. The Partial Consent Decree obligates Resurrection to pay for and perform the cleanup of sources of contamination in various areas, pursuant to the CERCLA administrative process. During 1995 and 1996, Resurrection implemented and completed remedial action at selected locations, and developed feasibility studies which were sent to the EPA for approval in 1997. Remedial activities were conducted in 2000 and will continue in 2001. The precise nature of the final remedial activities is subject to EPA and State of Colorado review and selection and public comment. At this time, the precise remedy and cost have not been fixed. The proposed settlement also requires Resurrection to reimburse the EPA and the State of Colorado for their response costs. The Partial Consent Decree does not resolve certain other potential liabilities, including liability for any natural resource damages and any groundwater or surface water contamination. See Note 20 to the financial statements in the 2000 Annual Report to Stockholders on page 45.

  For a description of the litigation relating to Newmont's ownership interest in Minera Yanacocha see Note 15 to the financial statements in the 2000 Annual Report to Stockholders on page 41. For a description of the final settlement in the fourth quarter 2000 with respect to this matter see Management's Discussion and Analysis at page 20 of the 2000 Annual Report to Stockholders.

  On June 22, 2000 and July 10, 2000, two Battle Mountain stockholders filed class action complaints alleging that Battle Mountain and its directors and executive officers breached their fiduciary duties owed to Battle Mountain stockholders by failing to seriously consider alternatives to the Newmont transaction, inadequately evaluating Battle Mountain's worth as an acquisition target, failing to enhance Battle Mountain's value as an acquisition target and failing to act independently to protect the interests of Battle Mountain Stockholders. The complaints seek, among other things, injunctive relief against the transaction and damages in an unspecified amount. While Newmont cannot predict the outcome of this litigation, it believes the complaints are without merit.

  After the approval in January 1997 of an Environmental Impact Statement for the Twin Creeks Mine in Nevada, several parties filed appeals with the Department of Interior Board of Land Appeals seeking to impose additional mitigation and other conditions upon the mining operations which could adversely affect its viability. On February 28, 2001, the Interior Board of Land Appeals issued an opinion rejecting all of the appeals. It is not known at this time whether any of the parties will appeal the decision.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  Newmont's executive officers as of March 1, 2001 were:

          Name           Age                       Office
          ----           ---                       ------
 Ronald C. Cambre.......  62 Chairman
 Wayne W. Murdy.........  56 Director, President and Chief Executive Officer
 John A. S. Dow.........     Executive Vice President, Group Executive, Latin
                          55 America
 David H. Francisco.....  51 Executive Vice President, Operations
 Bruce D. Hansen........  43 Senior Vice President and Chief Financial Officer
 Lawrence T. Kurlander..     Senior Vice President and Chief Administrative
                          61 Officer
 W. James Mullin........  55 Senior Vice President, North American Operations
 David A. Baker.........  46 Vice President, Environmental Health and Safety
 Patricia A. Flanagan...  42 Vice President, Treasurer and Assistant Secretary
 Joy E. Hansen..........  55 Vice President and General Counsel
 Donald G. Karras.......  47 Vice President, Taxes
 Linda K. Wheeler.......  47 Vice President and Controller

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

  Mr. Cambre was elected Chairman of Newmont in November 1994 (effective January 1995). He served as Chief Executive Officer of Newmont from November 1993 through December 2000. He served as President of Newmont from June 1994 through July 1999.

  Mr. Murdy was elected Chief Executive Officer of Newmont in November 2000 (effective January 2001), a director of Newmont in September 1999 and President of Newmont in July 1999. He served as Executive Vice President of Newmont from July 1996 to July 1999 and Chief Financial Officer from December 1992 through July 1999. He served as a Senior Vice President of Newmont from December 1992 to July 1996.

  Mr. Dow was designated Executive Vice President, Group Executive, Latin America of Newmont in January 2001. He served as Executive Vice President, Exploration of Newmont from July 1999 to January 2001 and as Senior Vice President, Exploration of Newmont from July 1996 through July 1999 and Vice President, Exploration from April 1992 to July 1996.

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

  Mr. Baker was designated Vice President, Environmental Health and Safety in January 2001. He served as Vice President, Environmental and Government Affairs of Newmont from November 1998 to January 2001. He served as Vice President, Environmental Affairs of Newmont since 1991.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Newmont's common stock is listed and principally traded on the New York Stock Exchange (under the symbol "NEM") and is also listed on the Brussels Stock Exchange and the Swiss Stock Exchange. The following table sets forth, for the periods indicated, the high and low sales prices per share of Newmont's common stock as reported on the New York Stock Exchange Composite Tape.

                                                         2000          1999
                                                     ------------- -------------
                                                      High   Low    High   Low
                                                     ------ ------ ------ ------
   First quarter.................................... $25.94 $19.13 $21.25 $16.63
   Second quarter................................... $28.38 $20.88 $26.44 $16.63
   Third quarter.................................... $21.69 $16.38 $30.00 $16.38
   Fourth quarter................................... $18.25 $12.75 $30.06 $20.38

  On March 1, 2001, there were 26,160 stockholders of record of Newmont's common stock. A dividend of $0.03 per share of common stock outstanding was declared in each quarter of 2000 and 1999, or a total of $0.12 per share for each such year. The determination of the amount of future dividends, however, will be made by Newmont's Board of Directors from time to time and will depend on Newmont's future earnings, capital requirements, financial condition and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

                                    2000      1999     1998      1997     1996
                                  --------  -------- --------  -------- --------
                                        (In millions, except per share)
   For the Years Ended December
    31,
   Sales........................  $1,554.9  $1,398.9 $1,453.9  $1,572.8 $1,105.7
   Income (loss) before
    cumulative effect of change
    in accounting principle.....  $  (10.5) $   24.8 $ (360.5) $   68.4 $   98.6
   Net income (loss)(/1/).......  $  (18.9) $   24.8 $ (393.4) $   68.4 $   98.6
   Income (loss) per common
    share:
   Before cumulative effect of
    change in accounting
    principle                     $  (0.06) $   0.15 $  (2.27) $   0.44 $   0.63
   Net income(/1/)..............  $  (0.11) $   0.15 $  (2.47) $   0.44 $   0.63
   Dividends declared per common
    share.......................  $   0.12  $   0.12 $   0.12  $   0.39 $   0.48
   At December 31,
   Total assets.................  $3,510.7  $3,383.4 $3,235.4  $3,614.0 $3,282.1
   Long-term debt, including
    current portion.............  $1,006.3  $1,037.5 $1,248.7  $1,222.7 $1,059.1
   Stockholders' equity.........  $1,466.4  $1,451.6 $1,439.5  $1,591.1 $1,562.8

- --------
(/1/Net)loss includes the cumulative effect of changing the accounting method for start-up costs of $32.9 million ($0.21 per share), net of tax, in 1998 and for revenue recognition of $8.4 million ($0.05 per share) in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information set forth under the caption "Management's Discussion and Analysis" in the 2000 Annual Report to Stockholders on pages 17 through 25 therein is incorporated herein by reference.

  Management's Discussion and Analysis - Supplemental Consolidated Results of
Operations and Financial Condition.........................................NM-1

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information set forth under the captions "Market Conditions and Risks", "Results of Operations -Financial Results", Note 2 and Note 10 in the 2000 Annual Report to Stockholders on pages 18 and 21, page 22, page 31 and 37, respectively, therein is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information set forth in the 2000 Annual Report to Stockholders on pages 25 through 48, 53 and 54 therein is incorporated herein by reference.

  Supplemental consolidated financial statements giving effect to the merger of Battle Mountain Gold Company with and into Newmont Mining Corporation....NM-
14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no disagreements with Arthur Andersen LLP, Newmont's independent public accountants, regarding any matter of accounting principles or practices or financial statement disclosure.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning Newmont's directors will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2001 annual meeting of stockholders and is incorporated herein by reference. Information concerning Newmont's executive officers is set forth under Item 4A in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning this item will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2001 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning this item will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2001 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning this item will be contained in Newmont's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2001 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

1. Financial Statements

  The financial statements, together with the report thereon of Arthur Andersen LLP dated February 2, 2001, included as part of Exhibit 13, are incorporated by reference in this Form 10-K Annual Report.

                                                                            Page
                                                                            ----
   Report of Independent Public Accountants................................   *
   Statements of Consolidated Income.......................................   *
   Consolidated Balance Sheets.............................................   *
   Statements of Consolidated Changes in Stockholders' Equity..............   *
   Statements of Consolidated Cash Flows...................................   *
   Notes to Consolidated Financial Statements..............................   *

- --------
* See Exhibit 13.

2. Financial Statement Schedules

                                                                            Page
                                                                            ----
Financial Statements of Nusa Tenggara Partnership, V. O. F................. NT-1

3. Exhibits

  Reference is made to the Exhibit Index beginning on page E-1 hereof.

(b) A report was filed on Form 8-K, Item 5 and 7 on December 5, 2000 with respect to filing certain historical financial data of Battle Mountain Gold Company ("Battle Mountain") and Proforma Financial Statements of Newmont Mining Corporation ("Newmont") giving effect to a merger of Newmont and Battle Mountain assuming such a merger had occurred as of September 30, 2000.

                     Management's Discussion and Analysis
    Supplemental Consolidated Results of Operations and Financial Condition

  The following provides information that management believes is relevant to an assessment and understanding of the supplemental consolidated results of operations and financial condition of Newmont and its subsidiaries (collectively, Newmont). The discussion should be read in conjunction with the supplemental consolidated financial statements and accompanying Notes included in Item 8. The supplemental consolidated financial statements give effect to the merger with Battle Mountain Gold Company described in Note 1 that is being accounted for as a pooling of interests.

Summary

  Newmont recorded a net loss to common shares before the cumulative effect of a change in accounting principle of $89.8 million ($0.47 per share) for the year ended December 31, 2000, compared with net losses of $102.0 million ($0.53 per share) and $608.6 million ($3.32 per share) for 1999 and 1998, respectively. After accounting changes for revenue recognition in 2000 and for start-up costs in 1998, net losses to common shares were $102.3 million ($0.53 per share) and $641.5 million ($3.50 per share), respectively, with the cumulative effect of such changes totaling $12.6 million ($0.06 per share) and $32.9 million ($0.18 per share), respectively, net of tax and minority interest.

  Results for 2000 included after-tax noncash charges of $44.4 million ($0.23 per share) for asset write-downs primarily on Battle Mountain properties, $27.4 million ($0.14 per share) for expenses associated with an acquisition settlement, $23.9 million ($0.12 per share) for losses on Lihir securities, $12.4 million ($0.06 per share) for amortization of put option premiums and $4.0 million ($0.02 per share) for foreign currency exchange losses. Also included were after-tax charges of $6.9 million ($0.04 per share) for merger expenses and a noncash unrealized mark-to-market gain on call option contracts of $17.4 million ($0.09 per share).

For 1999, results included after-tax noncash charges for impairment of the equity investment in Lihir of $46.8 million ($0.24 per share, also net of minority interest), for asset write-downs of $38.3 million ($0.20 per share), for an unrealized mark-to-market loss on call options of $29.1 million ($0.15 per share), for amortization of put option premiums of $12.0 million ($0.06 per share), partially offset by gains from the sale of exploration properties of $13.6 million ($0.07 per share) and by foreign currency exchange gains of $5.3 million ($0.03 per share).

  Results in 1998 included after-tax noncash charges of $529.6 million ($2.89 per share) for the write-down of assets, $90.0 million ($0.49 per share) for impairment of the equity investment in Lihir and $8.1 million ($0.04) for foreign currency exchange losses.

  As a largely unhedged company, Newmont's realized gold price of $281, $284 and $307 per equity ounce sold in 2000, 1999 and 1998, respectively, closely tracked the declining spot market price. In this environment, Newmont's focus has been to maximize cash flow through cost efficiencies and disciplined capital spending to achieve debt reduction. Newmont's Gold Medal Performance, a company-wide employee-driven effort to systematically reduce costs and improve productivity and cash flow by implementing best practices, drives this focus and in 2001 will be extended to each Battle Mountain operation. Since 1998, total cash costs of production were reduced $9 to $170 an ounce and total production costs declined $22 to $229 an ounce. Cash flow from operating activities increased to $567.8 million in 2000, from $451.2 million in each of 1999 and 1998. Long-term debt was reduced to $1,199.8 million at December 31, 2000, from $1,246.8 million at December 31, 1999.

  Gold sold in 2000 increased to 5.73 million equity ounces from 4.95 million equity ounces in each of 1999 and 1998. Production in 2001 is expected to be approximately 5.4 million equity ounces at a total cash cost of approximately $180 per ounce.

  Gold reserves at December 31, 2000 totaled 66.3 million contained equity ounces compared with 66.5 million ounces at December 31, 1999. Reserve calculations for 2000 were based on a long-term price assumption of $300 per ounce versus $325 in 1999, with the exception of the Phoenix development project in Nevada where reserves were calculated using $250 per ounce. A long-term gold price of $275 per ounce could lower reserves approximately 7%, while a $325 per ounce price could increase reserves approximately 4%.

  In 2000, copper production was 293 million equity pounds at Batu Hijau. Cash costs of production in 2000 were $0.57 per equity pound, after gold sales credits, and the average realized price was $0.82 per pound. Construction of the mine was completed during the fourth quarter of 1999, with production of
27.5 million pounds in December 1999. Copper production in 2001 is expected to be between 300 million and 340 million equity pounds. With proven and probable reserves of 10 billion contained pounds of copper (5.6 billion equity pounds) and 11.7 million contained ounces of gold (6.6 million equity ounces), Batu Hijau has a projected mine life in excess of 20 years.

Battle Mountain Merger

  On January 10, 2001, Newmont completed a merger with Battle Mountain Gold Company pursuant to an agreement and plan of merger, dated June 21, 2000, under which each share of common stock of Battle Mountain and each exchangeable share of Battle Mountain Canada Ltd. (a wholly-owned subsidiary of Battle Mountain) was converted into the right to receive 0.105 share of NMC, or approximately 24.1 million shares. Newmont also exchanged 2.3 million shares of newly issued $3.25 convertible preferred stock for all outstanding shares of Battle Mountain $3.25 convertible preferred stock. The merger is being accounted for as a pooling of interests, and as such, consolidated financial statements will include Battle Mountain's financial data as if Battle Mountain had always been part of Newmont.

  Battle Mountain has operations in Canada and Bolivia, the Phoenix project in Nevada, an interest in a joint venture operation in Australia and an investment in the Lihir mine in Papua New Guinea. Initial synergies of $20 million to $25 million annually, pre-tax, are expected from consolidation of administrative and exploration staffs, purchasing economies and application of Gold Medal Performance. The Phoenix project adds to Newmont's domestic reserve base and will provide an opportunity for additional synergies in future years from utilization of existing nearby processing facilities.

Market Conditions and Risks

 Metal Price

  Changes in the market price of gold significantly affect Newmont's profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment and production levels. Based on estimates of 2001 production and expenses, a $10-per-ounce change in the gold price would result in an increase or decrease of approximately $50 million in cash flow from operations and approximately $30 million (about $0.15 per share) in net income excluding unrealized mark-to-market gains or losses on call option contracts. Changes in the market price of copper also affect Newmont's profitability and cash flow from its equity investment in Batu Hijau. Copper is traded on established international exchanges and copper prices generally reflect market supply and demand, but can also be influenced by speculative trading in the commodity or by currency exchange rates. Based on estimates of 2001 production and expenses, a $0.10-per-pound change in the copper price would result in an increase or decrease in net income of approximately $20 million (about $0.10 per share).

  Newmont has generally sold its gold production at market prices; however, it had forward sales contracts (1) for 125 thousand ounces in each of 2000, 1999 and 1998 from its Minahasa mine in Indonesia at an average price of $454 per ounce and (2) for 34 thousand ounces in 2000 from its Golden Giant operations at an average price of $316 per ounce.

  Following a decline in spot market prices to $253 per ounce in July 1999, Newmont entered into two put and call option contracts to provide a measure of price protection. As described in Note 10, Newmont purchased near-term put option contracts for 2.85 million ounces of gold, with a strike price of $270 per ounce. This purchase was paid for by selling call option contracts for
2.35 million ounces, with strike prices between $350 and $392 per ounce, expiring in 2004 through 2009. Gold subject to call option contracts represents approximately 4% of proven and probable gold reserves at December 31, 2000. The call options are marked to market at each quarter-end and the resulting gains or losses may fluctuate significantly, primarily depending upon gold market prices and volatility.

  Newmont is not required to place collateral with respect to its commodity instruments and there are no margin calls associated with such contracts. Credit risk is minimized by dealing only with major financial institutions/counterparties.

  At December 31, 2000 the following commodity instruments were outstanding:

                                                       Ounces    Fair Value
                                                      --------- -------------
                                                                (in millions)
   Combination, matched put and call options,
    expiring 2001-2004...............................   285,819    $  2.7
   Flat forward sales contracts, 2001-2004...........    95,319       2.0
   Written call option contracts (liability),
    expiring 2004-2009............................... 2,350,000     (55.6)

  A $1.00 increase in the gold price would result in a $0.59 and $0.98 per ounce decrease in the fair value of the combination options contracts and flat forward contracts, respectively, and a $0.42 per ounce increase in the fair value of the liability associated with call option contracts as of December 31, 2000, assuming all other factors are constant.

 Foreign Currency

  In addition to the U.S., Newmont operates in Canada, Peru, Bolivia, Uzbekistan and Indonesia and has an interest in a joint venture in Australia. Gold produced at these operations is sold in the international markets for U.S. dollars. The cost and debt structures at these operations are primarily U.S. dollar-denominated, except for Canadian and Australian operations where such structures are primarily denominated in local currencies. To the extent there are fluctuations in local currency exchange rates against the U.S. dollar, the devaluation of a local currency is generally economically neutral or beneficial to the operation since local salaries and supply contracts will decrease against the U.S. dollar revenue stream. Foreign currency exchange rate losses related to Canadian and Australian operations were $6.1 million and $12.4 million in 2000 and 1998, respectively, and gains were $8.2 million in 1999.

  Indonesia has experienced significant fluctuations in its currency, the rupiah. The functional currency for Newmont's Indonesian projects is the U.S. dollar; however, certain receivables, primarily refunds of Value Added Tax, are rupiah-denominated. During 2000, 1999 and 1998, $3.9 million, $2.6 million and $3.6 million, respectively, were expensed for exchange rate adjustments.

 Interest Rates

  At December 31, 2000, Newmont's long-term debt of $1,199.8 million included $296.1 million of variable-rate debt with an average interest rate of 7.1%, and fixed-rate debt of $903.7 million, with an average interest rate of 7.4% and an estimated fair value of $907.5 million. Newmont's public debt has an investment-grade credit rating from both Moody's Investors Service (Baa3) and Standard & Poor's Ratings Services (BBB).

Results of Operations

                                                                    Total Cash
                                                                     Cost Per
                                         Equity Ozs. Sold (000)     Equity Oz.
                                         ------------------------ --------------
                                          2000     1999    1998   2000 1999 1998
                                         -------  ------- ------- ---- ---- ----
North American operations:
  Nevada operations..................... 3,047.9  2,498.7 2,806.4 $203 $211 $209
  Mesquite, California..................   130.3    164.6   154.0  221  167  176
  La Herradura, Mexico..................    50.5     40.2    12.9  131  159  115
  Golden Giant, Canada..................   406.6    356.0   365.9  151  145  122
  Holloway, Canada......................    83.4     92.7    80.3  204  198  216
South American operations:
  Yanacocha, Peru.......................   901.2    850.3   685.9   88  103   95
  Kori Kollo, Bolivia...................   247.7    256.1   295.3  204  190  165
Zarafshan-Newmont, Uzbekistan...........   251.4    271.5   187.3  129  161  207
Vera/Nancy, Australia...................   112.1     65.9    47.2   98  124  136
Minahasa, Indonesia.....................   354.2    343.9   261.0  133  103  127
Batu Hijau, Indonesia...................   178.4      6.3     n/a  n/a  n/a  n/a
Other...................................     --       --     58.1  n/a  n/a  253
  Less prepaid forward ozs. Delivered...   (35.9)     --      --
                                         -------  ------- -------
    Total/Weighted average.............. 5,727.8  4,946.2 4,954.3 $170 $173 $179
                                         =======  ======= =======

  Total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, production taxes, royalties and other cash costs.

 North American Operations

  Newmont's Nevada operations (along the Carlin Trend near Elko and in the Winnemucca region, where Twin Creeks and the Lone Tree Complex are located) include production from nine open-pit and four underground mines. Oxide ores are processed by milling or heap leaching, depending upon ore grade. The Carlin roaster and Winnemucca region autoclaves process higher-grade refractory ores. The Lone Tree flotation plant processes lower-grade refractory ores. A developed linear program is utilized to determine the best mix of ores for each processing plant to maximize recoveries and economic returns.

  Nevada production of 3.0 million ounces in 2000 was 22% higher than in 1999, reflecting one million more ore tons from its Deep Post open pit mine. Approximately 200 million tons of material were mined from surface open pits in 2000, down 10% and 27% from 1999 and 1998, respectively. Refractory ore treatment facilities, with higher processing costs than oxide ore mills, generated 68% of Nevada's production in 2000, increasing from 54% and 42% in 1999 and 1998, respectively. Nonetheless, total cash costs decreased to $203 per ounce in 2000, primarily from processing higher-grade Deep Post ore. With the depletion of the Deep Post surface deposit, production in 2001 is estimated between 2.5 million and 2.7 million ounces. As a result of lower production and higher energy costs, and with gold from refractory ores comprising approximately 70% of Nevada's 2001 production, total cash costs per ounce are expected to increase to approximately $225 per ounce.

  Production from the Deep Post underground mine is expected to commence in the second quarter of 2001. While permitting and metallurgical work will continue on the Phoenix project, no capital will be allocated for mine construction during 2001 under the current market gold price environment.

  Gold production at the Mesquite heap-leach mine in southern California decreased 21% to 130.3 thousand ounces in 2000 with 8% less ore placed on the leach pads and lower recovery rates. Total cash costs per ounce increased 32% to $221 per ounce. Production in 2001, the final year of mining, is expected to decline to approximately 80 thousand ounces, with total cash costs of approximately $200 per ounce. As discussed below, $14.8 million of Mesquite's assets were written off in 2000 as a result of continued low gold prices.

  At La Herradura, a 44%-owned joint venture with Minera Penoles, S.A. de C.V., the operator of the heap-leach operation in Sonora, Mexico, Newmont's equity share of 2000 production totaled 50.5 thousand ounces at a total cash cost of $131 per ounce. Production in 2001 is expected at approximately 60 thousand equity ounces at a total cash cost of $160 per ounce.

  Production sold from the Golden Giant underground mine in Ontario, Canada was 407 thousand ounces at a total cash cost of $151 per ounce compared with 356 thousand at $145 per ounce and 366 thousand ounces at $122 per ounce in 1999 and 1998, respectively. The mine has experienced lower average ore grades over the past three years and in 2001, production is expected to be approximately 300 thousand ounces at $180 per ounce.

  The Holloway underground mine in Ontario, Canada is an 84.65%-owned joint venture with Teddy Bear Valley Mines. In 2000, sales totaled 83 thousand equity ounces at a total cash cost of $204 per ounce and is expected to increase to approximately 110 thousand equity ounces at $215 per ounce in 2001.

 Overseas Operations

  Minera Yanacocha in Peru, a 51.35%-owned joint venture with Compania de Minas Buenaventura, S.A.A., includes four open pit mines, three leach pads and two gold recovery plants. In 2000, Yanacocha achieved record production of
1.76 million ounces (901 thousand equity ounces), a 6% increase from 1999 and 31% more than in 1998. Total cash costs of $88 per ounce, are comparatively low because of low waste-to-ore ratios and porous ore that yields high gold recoveries without crushing prior to heap leaching.

  Production at Yanacocha has grown annually through the discovery and development of reserves and increased mining and processing capacity. During 2000, approximately 132 million tons of material were mined (83 million ore tons and 49 million waste tons), a 25% increase from 1999 and 89% more tonnage than in 1998. In late 1999, Yanacocha terminated its contract mining agreement and improved productivity and efficiency by conducting mine operations with its own employees. In 2001, production is expected to exceed 2 million ounces (1 million equity ounces) with the start-up of the La Quinua mine. Total cash costs are expected to increase to approximately $110 per ounce as processing of La Quinua ore will require crushing and agglomeration before heap leaching.

  As described in Note 15, Newmont acquired an additional 13.35% interest in Minera Yanacocha in 1997. The acquisition was contested by a former partner, but resolved in Newmont's favor in 1998 with a decision of the Peruvian Supreme Court. In spite of this final decision, the former partner filed with the International Centre for Settlement of Investment Disputes a request for arbitration against the Republic of Peru, alleging that the Peruvian courts had wrongfully deprived it of its shares in Yanacocha. In late 2000, this long-standing dispute was settled among all parties. Newmont issued 2.6 million shares of NMC common stock, with a value of $40 million, in conjunction with the settlement and all pending litigation and arbitration claims, including claims against the government of Peru, were dismissed. Resolution of this matter permitted a unitization of regional properties into Minera Yanacocha in late 2000. These properties were formerly held separately by Newmont and Buenaventura. The unitization will permit a more synergistic approach to development and operation of all properties in the Yanacocha region.

  The Kori Kollo open-pit mine in Bolivia is held by Empresa Minera Inti Raymi S.A., in which Newmont has an 88% interest and Zeland Mines, S.A. has a 12% interest. Production sold in 2000 was 248 thousand equity ounces, down from 256 thousand and 295 thousand ounces in 1999 and 1998, respectively, reflecting lower average ore grades. Total cash costs increased to $204 per ounce. For 2001, production is expected at approximately 245 thousand equity ounces with cash costs of $230 per ounce.

  The Zarafshan-Newmont Joint Venture, in the Central Asian Republic of Uzbekistan, is a 50/50 joint venture between Newmont and two Uzbekistan governmental entities. Zarafshan-Newmont produces gold by crushing and heap leaching low-grade oxide ore from existing stockpiles at the government-owned Muruntau mine. Gold production in 2000 totaled 502.8 thousand ounces (251.4 thousand equity ounces) compared with 542.9 thousand ounces (271.5 thousand equity ounces) in 1999 and 374.6 thousand ounces (187.3 thousand equity ounces) in 1998. Total cash costs per ounce decreased to $129 per ounce from $161 in 1999 and from $207 in 1998. Production in 2001 is expected to be approximately 400 thousand ounces (200 thousand equity ounces), reflecting varying grades associated with ore placements throughout the year and lower recoveries, with total cash costs increasing to approximately $160 per ounce primarily as a result of lower production. Leach pad expansion construction is underway following the signing of an amended ore supply agreement under which the joint venture will purchase 150 million metric tons of ore from the Uzbek government at an average grade of 1.44 grams per metric ton. This agreement extends the operation's life to at least 2013.

  At Vera/Nancy, a 50%-owned joint venture with Normandy Mining Limited, the operator of the underground mine in Queensland, Australia, Newmont's equity share of 2000 production totaled 112 thousand ounces at a total cash cost of $98 per ounce. Increased production from 1999 and 1998 resulted from completion of a mill expansion project in 1999. Production is 2001 is expected at approximately 125 thousand equity ounces with cash costs of $100 per ounce.

  At Minahasa, in Indonesia, where Newmont has an 80% interest but receives 100% of the gold production until recouping the bulk of its investment including interest, production rose to 354.2 thousand ounces. Higher total cash costs of $133 per ounce primarily reflected expenses for community development activities and from plant disruptions caused by small protestor group demonstrations for intermittent periods during the second and third quarters of 2000. Production in 2001 is expected at approximately 320 thousand ounces, with total cash costs of approximately $135 per ounce.

  The Batu Hijau copper/gold mine in Indonesia completed its first full year of production following start-up in the fourth quarter of 1999. Newmont holds an indirect 45% equity interest in the mine, but receives 56.25% of production until recouping the bulk of its investment. Production in 2000 totaled 520.8 million pounds of copper (292.9 million equity pounds) and 320.1 thousand ounces of gold (180.1 thousand equity ounces). In 1999, production totaled
52.6 million pounds of copper (29.6 million equity pounds) and 28.7 thousand ounces of gold (16.1 thousand equity ounces). Concentrate sales in 2000 included 294.2 million equity pounds of copper and 178.4 thousand equity ounces of gold. In 1999, sales totaled 10.2 million equity pounds of copper and 6.3 thousand equity ounces of gold. Total cash costs, after gold sales credits, of $0.57 per pound in 2000 compared to $0.82 per pound in 1999. Production in 2001 is expected at between 550 million to 600 million pounds of copper (300 million to 340 million equity pounds) and between 400 thousand and 440 thousand ounces of gold (225 thousand to 250 thousand equity ounces). Total cash production costs are expected to be approximately $0.45 per pound, after gold sales credits.

 Financial Results

  Consolidated sales include 100% of Yanacocha and Kori Kollo production and Newmont's ownership share of production elsewhere, except for Batu Hijau, which is accounted for as an equity investment. Variances in sales revenue are illustrated in the following table:

                                                       2000     1999     1998
                                                     -------- -------- --------
   Consolidated sales (in millions)................. $1,809.5 $1,627.1 $1,730.5
   Consolidated production ozs. sold (000)..........  6,437.0  5,780.3  5,644.4
   Average price received per ounce................. $    281 $    284 $    307
   Average market price received per ounce.......... $    279 $    280 $    294

                                                     2000 vs 1999 1999 vs 1998
                                                     ------------ ------------
   Increase (decrease) in consolidated sales due to
    (in millions):
     Consolidated production.......................     $191.2      $  33.6
     Average gold price received...................       (8.8)      (137.0)
                                                        ------      -------
       Total.......................................     $182.4      $(103.4)
                                                        ======      =======

  Realized gold prices higher than average market gold prices resulted from sales under commodity hedging instruments of 3% of equity production in 2000, 5% in 1999 and 15% in 1998.

  Dividends, interest and other for 2000 included interest income of $10.5 million, down from $15.4 million and $18.5 million in 1999 and 1998, respectively, reflecting lower interest rates and cash balances during the year. Also included were a foreign currency exchange loss of $6.1 million, a gain of $8.2 million and a loss of $12.4 million in 2000, 1999 and 1998, respectively. In 1999, $21 million was included for the sale of two exploration properties and in 1998, $8.3 million was included for recoveries from business interruption insurance related to processing facilities in Nevada.

  Costs applicable to sales include total cash costs and provisions for estimated final reclamation expenses related to consolidated production. The increase in costs, primarily related to higher production levels at Nevada, was partially offset by cost-reduction efforts at all locations.

                                                         2000     1999    1998
                                                       --------  ------  ------
Costs applicable to sales (in millions):
North American operations:
  Nevada operations................................... $  625.6  $534.1  $599.9
  Mesquite............................................     29.4    27.5    27.9
  La Herradura........................................      6.8     6.4     1.5
  Golden Giant........................................     62.1    55.7    46.2
  Holloway............................................     19.5    19.7    17.2
South American operations:
  Yanacocha...........................................    160.4   183.8   136.5
  Kori Kollo..........................................     67.1    68.1    71.9
Vera/Nancy............................................     11.6     8.4     6.7
Zarafshan-Newmont.....................................     33.0    44.1    39.0
Minahasa..............................................     53.3    36.1    33.8
Other.................................................     (1.6)   (2.2)    7.6
                                                       --------  ------  ------
    Total............................................. $1,067.2  $981.7  $988.2
                                                       ========  ======  ======

  Certain mining costs associated with deposits that have diverse grade and waste-to-ore ratios over the mine life are capitalized. In 2000, 1999 and 1998, such costs were capitalized for certain deposits at the Nevada operations ($25 million in both 2000 and 1999 and $29.5 million in 1998) and at Minahasa ($3.6 million in 1998). These costs are charged to operating expenses as the related gold is sold. Reduced mining rates led to lower capitalized mining costs in 1999 and 2000. During 2000, all previously capitalized mining costs associated with the mined-out Deep Post surface deposit were fully amortized.

  Depreciation, depletion and amortization increased in 2000 primarily as a result of increased gold production in Nevada and Yanacocha. The decrease in 1999 primarily resulted from the 1998 asset write-down described below. In 2001, such expense is expected to be approximately $330 million.

                                                            2000   1999   1998
                                                           ------ ------ ------
Depreciation, depletion and amortization (in millions):
North American operations:
  Nevada operations....................................... $160.6 $123.8 $174.0
  Mesquite................................................    9.9    7.0   19.1
  La Herradura............................................    3.2    2.0    0.6
  Golden Giant............................................   26.5   23.2   24.1
  Holloway................................................   10.9   12.2    9.0
South American operations:
  Yanacocha...............................................   73.1   66.8   59.6
  Kori Kollo..............................................   24.0   25.6   40.8
Vera/Nancy................................................    4.4    2.8    1.5
Zarafshan-Newmont.........................................   13.4   11.2   11.3
Minahasa..................................................   25.0   23.0   20.1
Other.....................................................    8.4    6.2    8.6
                                                           ------ ------ ------
    Total................................................. $359.5 $303.8 $368.7
                                                           ====== ====== ======

  Exploration and research expenses in 2000 were $77.4 million, compared with $74.2 million in 1999 and $93.1 million in 1998. In 2001, these expenses are targeted at approximately $65 million. However, such expenses will be re-evaluated throughout 2001 depending on gold market prices and opportunities.

  Interest expense, net of amounts capitalized was $94.6 million, $77.7 million and $96.6 million in 2000, 1999 and 1998, respectively. Net interest expense in 2000 increased because of lower capitalized interest for Newmont's investment in Batu Hijau. In 2001, interest expense is expected to increase about 6%.

  Expenses for acquisition settlement of $42.2 million in 2000 related to the resolution of a dispute regarding Newmont's purchase of an additional 13.35% interest in Minera Yanacocha as described in Note 15 and in the "Overseas Operations" section above.

  Write-down of assets in 2000 of $58.4 million pre-tax related to Holloway ($30.8 million), Mesquite ($14.8 million), Kori Kollo ($5.6 million), the Mezcala property in Mexico ($6.5 million) and to inventory at the Battle Mountain Complex ($0.7 million). As described in Note 16, asset impairments represent carrying value in excess of fair value, with fair value determined using discounted future cash flow analyses. Such cash flows are based on estimated recoverable ounces, future production and capital costs and gold price assumptions. For 2000, gold price assumptions were $285 per ounce in 2001 and $300 per ounce thereafter. The Holloway write-down reduced fixed assets by $30.8 million. The Mesquite write-down reduced leach pad inventory by $9.7 million, capitalized mining by $1.4 million and fixed assets by $3.7 million. The Kori Kollo write-down reduced inventory by $4.9 million and fixed assets by $0.7 million. The write-downs had no impact on the scope of the these operations and will reduce future pre-tax Costs applicable to sales by $16.0 million and Depreciation, depletion and amortization by $35.2 million based on remaining production as of December 31, 2000, with no impact on future cash flows. The acquisition cost of the Mezcala property was written off as no future cash flows from the property were anticipated as of December 31, 2000.

  In 1999, Battle Mountain's Crown Jewel project in Washington was written-off ($35.9 million) and Nevada stockpile inventories were written down ($3.5 million). The Crown Jewel write-down related to mine development costs and represented the remaining carrying value as a result of permitting uncertainties arising from a January 2000 decision from the Washington Pollution Control Hearings Board that reversed its water rights permits and vacated its Clean Water Act certification.

  In 1998, the asset write-down of $719.8 million ($529.6 million, net of tax) was based on average gold price estimates of $300 per ounce in 1999 and 2000, $325 in 2001, and $350 thereafter. The 1998 write down related to Property, plant and mine development ($625.0 million), Inventories ($80.0 million) and Other long-term assets ($14.8 million). The write-down included $587.6 million for Nevada operations, $49.9 million for Kori Kollo, $40.3 million for Crown Jewel, $13.4 million for acquisition costs related to certain exploration properties, $10.8 million for Reona at the Battle Mountain Complex in Nevada and $17.8 million for other investments (including $7.2 million at Mesquite). The 1998 write-down had no impact on the scope of ongoing operations and reduced future pre-tax Costs applicable to sales by $185 million and Depreciation, depletion and amortization by approximately $520 million based on remaining production as of December 31, 1998, with no impact on future cash flows.

  Other expenses in 2000, 1999 and 1998 included $12.3 million, $7.9 million and $9.5 million, respectively, for environmental obligations associated with former mining activities. The year 2000 also included $13.2 million to increase the remediation liability for San Luis, Colorado and $10.0 million for costs associated with a mercury spill at Yanacocha, both described below. In 1999, $9.5 million was included for San Luis and $5.4 million for costs associated with terminating the contract mining agreement at Yanacocha. In the first quarter of 2001, merger and restructuring expenses, including transaction costs, exploration office closures and overall staff reductions, are expected to total approximately $50 million pre-tax.

  Loss on marketable securities of Lihir reflected a noncash write down of $23.9 million as of December 31, 2000, resulting from an other than temporary decline in market value based on the length of time and the extent to which such value had been less than cost basis. As described in Note 1, Lihir Gold operates a gold mine in Papua New Guinea and prior to 2000 the investment was accounted for on an equity basis.

  A noncash Unrealized mark-to-market gain on call options in 2000 of $26.8 million ($17.4 million, net of tax) and loss in 1999 of $44.8 million ($29.1 million, net of tax) reflected the change in fair value of the contracts as of the end of each period. A decrease in fair value represents an unrealized loss to the counterparty holding these contracts and a corresponding unrealized gain to Newmont. The change in fair value primarily resulted from volatility in the gold spot market during the respective periods. Over the life of the contracts, these net gains or losses will be restored to income.

  Income tax expense of $1.2 million in 2000, with an effective tax rate of 6%, included benefits of tax depletion and a reduction in deferred tax liabilities associated with undistributed earnings of foreign subsidiaries, partially offset by an increase in the valuation allowance related to deferred tax assets. In 1999, income tax expense was $21.8 million, with an effective tax rate of 37%. The $167.0 million income tax benefit in 1998 was primarily attributable to the asset write-down.

  Equity loss and impairment of affiliates included $9.9 million, $10.7 million and $9.2 related to start-up losses at Batu Hijau in 2000, 1999 and 1998, respectively, which commenced production in the fourth quarter of 1999. Also included were impairments for the equity investment in Lihir Gold of $76.2 million and $90.0 million in 1999 and 1998, respectively.

  Effective January 1, 2000, Newmont changed its method of accounting, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, to recognize revenue when third-party refined gold is delivered to the customer rather than upon the completion of the production process, or when gold was poured into dore at the mine. As discussed in Note 19, the cumulative effect of the accounting change was a $12.6 million charge to net income, net of tax and minority interest, and included $3.2 million for Minahasa, $2.2 million for Yanacocha, $1.6 million for Zarafshan-Newmont and $1.4 million for Nevada, $3.9 million for Canada, $0.2 million for Kori Kollo and $0.1 million for Vera/Nancy.

  Effective January 1, 1998, Newmont adopted the American Institute of Certified Public Accountants Statement of Position 98-5 requiring that certain start-up costs be expensed rather than capitalized. As discussed in Note 19, such costs incurred and capitalized prior to January 1, 1998 were expensed. The cumulative effect of the accounting change was $32.9 million, net of tax and minority interest, and included approximately $18 million for Batu Hijau and $11 million for Nevada operations.

Liquidity and Capital Resources

  For the year 2000, cash flow from operating activities of $567.8 million and repayments from joint ventures and affiliates of $21.6 million funded capital expenditures of $420.9 million, advances to Batu Hijau of $100.4 million, net debt repayments of $36.6 million and dividends of $27.6 million. Newmont expects to generate approximately 10% to 15% less cash from operations in 2001 (with gold price realizations comparable to 2000) as a result of lower combined production, anticipated 5% to 7% higher cash costs and merger/restructuring expenses. These cash flows are expected to sufficiently fund planned capital expenditures, dividends and consolidated debt reduction.

Investing Activities

 Batu Hijau

  As discussed above and in Note 5, Newmont has an indirect 45% interest in the Batu Hijau mine in Indonesia and its partner, an affiliate of Sumitomo Corporation, has an indirect 35% interest. Because Newmont and Sumitomo carried the interest of the 20% Indonesian partner, Newmont recognizes 56.25% of Batu Hijau's income until recouping the bulk of its investment. At December 31, 2000 and 1999, Newmont's investment in Batu Hijau was $527.6 million and $438.3 million, respectively.

  During 2000, Newmont advanced $100.4 million to Batu Hijau, but expects no further contributions in 2001. Third-party project loans of $1.0 billion were fully utilized as of December 31, 2000. These loans were guaranteed by Newmont and Sumitomo, 56.25% and 43.75%, respectively, until project completion tests were met in October 2000 when the loans became non-recourse. Newmont and Sumitomo have a contingent obligation to provide a $125 million support facility on a pro-rata basis, if required. Debt repayments of $43.5 million semi-annually will commence in May 2001.

 Capital Expenditures

  Capital expenditures increased in 2000 from 1999 and 1998 primarily for expansion of the Yanacocha mine, the unitization of Peruvian properties and the development of the Deep Post underground mine in Nevada.

                                                            2000   1999   1998
                                                           ------ ------ ------
Capital expenditures (in millions):
North American operations:
  Nevada operations....................................... $ 90.6 $ 65.0 $103.3
  Mesquite................................................    4.2    1.2    6.7
  La Herradura............................................    6.5    5.2    9.7
  Golden Giant............................................   14.9    9.7    8.7
  Holloway................................................    5.5    3.9    3.6
South American operations:
  Yanacocha (100%)........................................  276.9  126.3   82.5
  Kori Kollo..............................................    7.8    7.0    3.3
Vera/Nancy................................................    4.9   10.2    8.2
Zarafshan-Newmont.........................................    4.3    3.2    0.9
Minahasa..................................................    2.2   10.8    6.4
Other projects and capitalized interest...................    3.1   27.7   29.2
                                                           ------ ------ ------
    Total................................................. $420.9 $270.2 $262.5
                                                           ====== ====== ======

  In 2000, capital expenditures in Nevada included deferred mine development ($27.5 million, primarily for the Deep Post underground mine), capitalized mining costs ($25.0 million), development of the Phoenix project ($9.8 million), mining equipment ($10.1 million) and other replacement capital. Yanacocha capital expenditures included the La Quinua mine ($144.2 million), unitization of regional properties ($45.7 million), leach pad expansion ($30.8 million), mine development ($30.0 million) and other replacement capital.

  During 1999, capital expenditures in Nevada included capitalized mining costs ($25.0 million), deferred mine development ($15.1 million), development of the Phoenix project ($12.8 million), refractory leach pads ($5.8 million) and other ongoing capital requirements. Yanacocha capital expenditures included costs to convert to owner mining ($58.3 million), leach pad expansion ($41.2 million) and development drilling and mine development ($18.0 million).

  In 1998, capital expenditures in Nevada included capitalized mining costs ($29.5 million), refractory leach pads ($22.0 million), process equipment ($14.6 million) and Phoenix project development costs ($7.7 million). Yanacocha's expenditures included $47.8 million for mine/facility expansion and $16.4 million for development drilling.

  Capital spending in 2001 is expected to be between $325 million and $375 million; including approximately $240 million at Yanacocha (primarily for leach pad expansion and construction of the crusher and agglomeration equipment for the La Quinua mine), $60 million in Nevada (primarily for development of the Deep Post underground mine and capitalized mining), $20 million at Zarafshan-Newmont (primarily for leach pad expansion and a new conveyor system) and $20 million at all other sites for replacement capital.

 Other

  In 2000, Battle Mountain received shares of Lihir Gold as a result of its merger with Niugini Mining as described in Note 1, a portion of which were in exchange for Niugini's $54.7 million in cash. In 1998, Newmont invested $75.9 million for the acquisition of an additional interest in Minera Yanacocha. In 1999, Newmont's affiliates received $14.1 million from the sale of two exploration properties, $11.9 million from the sale of an investment in First Toronto Investments Limited and an $11.0 million liquidating dividend related to the sale of the New World project in Montana. In 1998, $34.9 million was received from the sale of the New World project.

Financing Activities

  Newmont has a $1.0 billion revolving credit facility with a consortium of banks that expires in June 2002. At December 31, 2000, $147 million was outstanding under this facility. The interest rate is variable and was 6.9% at December 31, 2000. In December 1999, Yanacocha entered into a $100 million credit facility with the International Finance Corporation for the development of its La Quinua mine. The interest rate is variable and was 8.3% at December 31, 2000, with $45 million outstanding.

  In December 2000, Zarafshan-Newmont completed a $30 million additional facility, expiring in 2007, with the European Bank for Reconstruction and Development that will be used to expand leach pad capacity. The interest rate on this facility will be based on the three-month LIBOR plus 3.25%. No borrowings were outstanding as of December 31, 2000. In July 1999, long-term debt was reduced $135 million with initial proceeds from a prepaid forward sale contract described in Note 9.

  Battle Mountain Canada had $87.1 million outstanding at December 31, 2000 under a loan agreement with the Canadian Imperial Bank of Commerce. In conjunction with this agreement, $40 million of restricted cash was set aside for repayment of a portion of the loan and $30 million was to be repaid upon the sale of Lihir Gold stock. In January 2001, subsequent to the merger with Battle Mountain, Newmont repaid this loan with the restricted cash and with borrowings from its revolving credit facility.

  Scheduled minimum long-term debt repayments are $57.1 million in 2001, as of December 31, 2000; however, certain Battle Mountain debt was prepaid in January 2001 as described in Note 8.

  Newmont expects to fund maturities of its debt through operating cash flow and/or by refinancing the debt as it becomes due.

  In conjunction with the Battle Mountain merger in January 2001, Newmont issued 24.1 million shares of NMC common stock and 2.3 million shares of $3.25 convertible preferred NMC stock. The preferred stock is convertible into shares of NMC common stock at any time at a conversion ratio of 0.5 share of NMC common stock. Holders of NMC convertible preferred stock are entitled to receive, when, as and if declared by Newmont's board of directors, an annual cash dividend of $3.25 per share, or $7.5 million for all shares, payable in equal quarterly installments.

Other

  In October 1998, NMC acquired the 6.25% minority interest of Newmont Gold Company (NGC) by merging an NMC subsidiary into NGC and issuing 10.7 million shares of NMC common stock to NGC minority interest stockholders. The merger was accounted for at historic cost, with the exception of the minority interest, which was accounted for using purchase accounting. The excess purchase price over NMC's carrying value of its minority interest (approximately $207 million) was allocated to assets and liabilities of NGC and Stockholders' equity increased $259 million.

Developments in Indonesia

  Newmont operates the Minahasa mine on the island of Sulawesi and the Batu Hijau mine on the island of Sumbawa. Both are in remote locations and have been largely unaffected by civil unrest coinciding with the recent period of political and social change in Indonesia. Both mines operate under Contracts of Work issued by the central government. Indonesia's government has publicly expressed its intention to uphold existing Contracts of Work. In early 2000, a regional court issued a provisional judgment to shut down the Minahasa mine pending resolution of a court case involving taxes on overburden. This matter was resolved in April 2000 when the regional authority agreed that such taxes were not applicable and withdrew its claim. Minahasa agreed to pay approximately $500 thousand related to materials used to build a local road as part of its community development program. During the second and third quarters of 2000, small groups of protestors demonstrated near the mine, shutting down production for intermittent periods. Protestors were led by former landowners seeking additional compensation for property sold to Minahasa over six years ago. Minahasa had previously reviewed the compensation process and determined that its procedures were proper. Compensation amounts had been set by the Indonesian government. Newmont continues to work with the local government and community leaders during this period of change.

Environmental

  Included in 2000 capital expenditures was approximately $4 million to comply with environmental regulations. Expenditures of $8 million are anticipated in 2001. Ongoing costs to comply with environmental regulations have not been a significant component of cash operating costs. Estimated future reclamation costs relating to currently producing mines are accrued over each mine life and at December 31, 2000, $108.9 million had been accrued.

  Newmont spent $18.7 million, $20.3 million and $10.9 million in 2000, 1999 and 1998, respectively, for environmental obligations related to former mining sites discussed in Note 20, and expects to spend approximately $13 million in 2001. In 2000 and 1999, the remediation liability associated with the San Luis property in Colorado was increased $13.2 million and $9.5 million, respectively. The San Luis open-pit gold mine was operated by Battle Mountain and was closed in 1996. At December 31, 2000, $63.5 million was accrued for total estimated future costs associated with all such obligations. It is reasonably possible that the ultimate liability may be as much as 40% greater or lower than the amount accrued at December 31, 2000. Environmental obligations are continuously monitored and reviewed and, although Newmont believes that its reserves are adequate, as additional facts become known, further provisions may be required.

  In June 2000, a transport contractor of Minera Yanacocha spilled approximately 151 kilograms of mercury near the town of Choropampa, Peru, which is located 53 miles southwest of the mine. Mercury is a byproduct of gold mining and was sold to a Lima firm for use in medical instrumentation and industrial applications. A comprehensive health and environmental remediation program was undertaken by Minera Yanacocha. In August 2000, Minera Yanacocha paid under protest a fine of 1.74 million soles (approximately US$500 thousand) to the Peruvian government. Minera Yanacocha entered into agreements with three of the communities impacted by this incident to provide a variety of public works as compensation for the disruption and inconvenience caused by the incident. Estimated costs of $10.0 million for these improvements, other remediation efforts, personal compensation and the fine were included in Other expense in 2000. The Company cannot reasonably predict the likelihood of any additional expenditures related to this matter.

Safe Harbor Statement

  The foregoing discussion and analysis, as well as certain information contained elsewhere in this Annual Report, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and are intended to be covered by the safe harbor created thereby. These forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from those contemplated by these forward-looking statements. Forward-looking statements involve certain factors that are subject to change including, but not limited to, the price of gold and copper; interest and currency exchange rates; geological and metallurgical assumptions; operating performance of equipment, processes and facilities; labor relations; timing of receipt of necessary governmental permits or approvals; weather and other acts of God; domestic and foreign laws or regulations, particularly relating to the environment and mining; domestic and international economic and political conditions; the ability of joint venture partners to meet their obligations; the ability of Newmont to obtain or maintain necessary financing; and other risks and hazards associated with mining operations. More detailed information regarding Newmont, its operations and factors that could materially affect its financial position and results of operations are included in NMC's Annual Report on Form 10-K as well as other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements, which relate only as of the date of this document. All subsequent written and oral forward-looking statements attributable to Newmont or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Newmont does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of the document or to reflect the occurrence of unanticipated events, except as may be required under applicable securities law.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders of Newmont Mining Corporation:

  We have audited the accompanying supplemental consolidated balance sheets of Newmont Mining Corporation (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related supplemental consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newmont Mining Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

  As explained in Notes 2 and 18 to the supplemental consolidated financial statements, the Company changed its method of accounting for revenue recognition and start-up costs, effective January 1, 2000 and 1998, respectively.

                                                 /s/ Arthur Andersen LLP
                                          _____________________________________
                                                   ARTHUR ANDERSEN LLP

Denver, Colorado,
March 20, 2001.

                           NEWMONT MINING CORPORATION

             SUPPLEMENTAL STATEMENTS OF CONSOLIDATED OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS)

                                                 Years Ended December 31,
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------  ----------  ----------
                                             (In thousands, except per share)
Sales and other income
  Sales....................................  $1,809,450  $1,627,083  $1,730,479
  Dividends, interest and other income.....      10,281      47,985      19,857
                                             ----------  ----------  ----------
                                              1,819,731   1,675,068   1,750,336
                                             ----------  ----------  ----------
Costs and expenses
  Costs applicable to sales................   1,067,241     981,713     988,192
  Depreciation depletion and amortization..     359,453     303,777     368,675
  Exploration and research.................      77,377      74,213      93,140
  General and administrative...............      61,930      67,896      63,838
  Interest, net of amounts capitalized.....      94,567      77,654      96,618
  Expenses for acquisition settlement......      42,181         --          --
  Write-down of assets.....................      58,415      39,484     719,827
  Merger expenses..........................       6,897         --          --
  Other....................................      34,606      25,980      11,060
                                             ----------  ----------  ----------
                                              1,802,667   1,570,717   2,341,350
                                             ----------  ----------  ----------
Operating income (loss)....................      17,064     104,351    (591,014)
Unrealized mark-to-market gain (loss) on
 call options..............................      26,796     (44,821)        --
Loss on marketable securities of Lihir.....     (23,863)        --          --
                                             ----------  ----------  ----------
Pre-tax income (loss) before minority
 interest, equity loss and Cumulative
 effect of changes in accounting
 principles................................      19,997      59,530    (591,014)
Income tax (expense) benefit...............      (1,206)    (21,777)    167,045
Minority interest in income of affiliates..     (91,170)    (40,691)    (67,179)
Minority interest in Newmont Gold Company..         --          --       (4,093)
Equity loss and impairment of affiliates...      (9,923)    (91,627)   (105,902)
                                             ----------  ----------  ----------
Net loss before cumulative effect of
 changes in accounting principles..........     (82,302)    (94,565)   (601,143)
Cumulative effect of changes in accounting
 principles, net...........................     (12,572)        --      (32,924)
                                             ----------  ----------  ----------
Net loss...................................     (94,874)    (94,565)   (634,067)
Preferrred stock dividends.................      (7,475)     (7,475)     (7,475)
                                             ----------  ----------  ----------
Net loss applicable to common shares.......  $ (102,349) $ (102,040) $ (641,542)
                                             ==========  ==========  ==========
Other comprehensive income (loss)..........        (526)     (3,988)      1,409
                                             ----------  ----------  ----------
Comprehensive loss.........................  $ (102,875) $ (106,028) $ (640,133)
                                             ==========  ==========  ==========
Net loss before cumulative effect of
 changes in accounting principles per
 common share, basic and diluted...........  $    (0.47) $    (0.53) $    (3.32)
Cumulative effect of changes in accounting
 principles per common share, basic and
 diluted...................................       (0.06)        --        (0.18)
                                             ----------  ----------  ----------
Net loss per common share, basic and
 diluted...................................  $    (0.53) $    (0.53) $    (3.50)
                                             ==========  ==========  ==========
Basic and diluted weighted average common
 shares outstanding........................     192,218     191,602     183,139
                                             ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                           NEWMONT MINING CORPORATION

                    SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS

                                                           At December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
                                                        (In thousands, except
                                                        shares and per share)
                        ASSETS
Cash and cash equivalents.............................. $   77,558  $  122,832
Restricted cash........................................        406         --
Short-term investments.................................      7,084       9,414
Accounts receivable....................................     29,281      50,886
Put option premiums....................................        --       19,148
Inventories............................................    361,040     353,728
Prepaid taxes..........................................     46,307      48,623
Marketable securities of Lihir.........................     37,879         --
Current portion of deferred income tax assets..........      9,624      10,226
Other current assets...................................     42,989      36,103
                                                        ----------  ----------
  Current assets.......................................    612,168     650,960
Property, plant and mine development, net..............  2,190,504   2,271,989
Investment in Batu Hijau...............................    527,568     438,318
Other investments......................................     12,814      78,989
Long-term inventory....................................    163,782     171,206
Deferred income tax assets.............................    294,939     201,139
Restricted cash........................................     41,968      40,000
Other long-term assets.................................     73,023      99,315
                                                        ----------  ----------
  Total assets......................................... $3,916,766  $3,951,916
                                                        ==========  ==========
                      LIABILITIES
Short-term borrowings.................................. $   10,000  $      --
Current portion of long-term debt......................     40,447      25,843
Debt due upon disposal of Lihir securities.............     30,000      30,000
Accounts payable.......................................     87,757      53,926
Current portion of deferred income tax liabilities.....     10,223      29,520
Other accrued liabilities..............................    220,175     223,367
                                                        ----------  ----------
  Current liabilities..................................    398,602     362,656
Long-term debt.........................................  1,129,390   1,191,023
Deferred revenue from sale of future production........    137,198     137,198
Reclamation and remediation liabilities................    160,548     134,228
Fair value of written call options.....................     55,638      82,434
Deferred income tax liabilities........................    104,649      98,855
Other long-term liabilities............................    239,384     183,703
                                                        ----------  ----------
  Total liabilities....................................  2,225,409   2,190,097
                                                        ----------  ----------
Commitments and contingencies (See Note 10 and 21)
Minority interest in affiliates........................    191,314     191,496
                                                        ----------  ----------
                 STOCKHOLDERS' EQUITY
Convertible preferred stock, $5.00 par value, 2.3
 million authorized and issued.........................    110,578     110,578
Common stock--$1.60 par value; 250 million shares
 authorized; 185.1 million and 181.6 million shares
 issued, less 157 thousand and 242 thousand treasury
 shares, respectively..................................    295,928     290,285
Additional paid-in capital.............................  1,380,419   1,353,467
Accumulated other comprehensive loss...................    (25,788)    (25,262)
Retained deficit.......................................   (261,094)   (158,745)
                                                        ----------  ----------
  Total stockholders' equity...........................  1,500,043   1,570,323
                                                        ----------  ----------
  Total liabilities and stockholders' equity........... $3,916,766  $3,951,916
                                                        ==========  ==========

        The accompanying notes are an integral part of these statements.

                           NEWMONT MINING CORPORATION

    SUPPLEMENTAL STATEMENTS OF CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY

                                                                   Accumulated
                         Convertible   Common Stock   Additional      Other     Retained
                          Preferred  ----------------  Paid-In    Comprehensive Earnings
                           Amount    Shares   Amount   Capital    Income (Loss) (Deficit)
                         ----------- ------- -------- ----------  ------------- ---------
                                                 (In thousands)
Balance at December 31,
 1997...................  $110,578   169,271 $270,832 $1,153,203    $(22,683)   $ 584,821
 Common stock issued for
  acquisition of
  minority interest of
  Newmont Gold Company..       --     10,694   17,111    242,225         --           --
 Shares issued under
  retirement savings
  plans.................       --          6        9        278         --           --
 Shares issued under
  stock compensation
  plans.................       --         52       83      1,538         --           --
 Shares exchanged.......       --        625      999       (999)        --           --
 Net loss...............       --        --       --         --          --      (634,067)
 Common stock
  dividends.............       --        --       --     (30,596)        --           --
 Preferred stock
  dividends.............       --        --       --         --          --        (7,475)
 Other..................       --        --       --         --        1,409           16
                          --------   ------- -------- ----------    --------    ---------
Balance at December 31,
 1998...................   110,578   180,648  289,034  1,365,649     (21,274)     (56,705)
 Shares issued under
  retirement savings
  plans.................       --        384      614      7,186         --           --
 Shares issued under
  stock compensation
  plans.................       --         69      110      1,230         --           --
 Shares exchanged.......       --        329      527       (527)        --           --
 Net loss...............       --        --       --         --          --       (94,565)
 Common stock
  dividends.............       --        --       --     (20,097)        --           --
 Preferred stock
  dividends.............       --        --       --         --          --        (7,475)
 Other..................       --        --       --          26      (3,988)         --
                          --------   ------- -------- ----------    --------    ---------
Balance at December 31,
 1999...................   110,578   181,430  290,285  1,353,467     (25,262)    (158,745)
 Shares issued under
  retirement savings
  plans.................       --        408      825      9,547         --           --
 Shares issued under
  stock compensation
  plans.................       --        216      193      2,195         --           --
 Shares exchanged.......       --        263      420       (420)        --           --
 Shares issued for
  acquisition
  settlement............       --      2,628    4,205     35,795         --           --
 Net loss...............       --        --       --         --          --       (94,874)
 Common stock
  dividends.............       --        --       --     (20,165)        --           --
 Preferred stock
  dividends.............       --        --       --         --          --        (7,475)
 Other..................       --        --       --         --         (526)         --
                          --------   ------- -------- ----------    --------    ---------
Balance at December 31,
 2000...................  $110,578   185,945 $295,928 $1,380,419    $(25,788)   $(261,094)
                          ========   ======= ======== ==========    ========    =========

        The accompanying notes are an integral part of these statements.

                           NEWMONT MINING CORPORTION

               SUPPLEMENTAL STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                 Years Ended December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
                                                      (In thousands)
Operating Activities
 Net loss..................................... $ (94,874) $ (94,565) $(634,067)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation, depletion and amortization....   359,453    303,777    368,675
  Amortization of capitalized mining costs....   103,079     38,334     63,820
  Deferred tax benefit........................   (69,234)   (62,895)  (228,211)
  Unrealized mark-to-market (gain) loss on
   call options...............................   (26,796)    44,821        --
  Loss on marketable securities of Lihir......    23,863        --         --
  Stock issued for acquisition settlement.....    40,000        --         --
  Write-down of assets........................    58,415     39,384    719,827
  Amortization of put option premiums.........    19,149     18,465        --
  Cumulative effect of change in accounting
   principle..................................    12,572        --      32,924
  Foreign currency exchange loss (gain).......     6,177     (8,214)    12,375
  Minority interest, net of dividends.........    61,366      1,857     34,523
  Undistributed losses of affiliated company..     9,923     91,627    105,902
  (Gain) loss on asset sales and other........    (3,015)   (24,502)     3,379
  (Increase) decrease in operating assets:
   Accounts receivable........................    (8,337)    32,482     26,920
   Inventories................................   (21,249)   (21,733)   (10,077)
   Other assets...............................   (20,256)    (1,947)    (4,581)
  Increase (decrease) in operating
   liabilities:
   Accounts payable and other accrued
    liabilities...............................    54,676     57,323    (43,522)
   Other liabilities..........................    62,857     37,001      3,292
                                               ---------  ---------  ---------
Net cash provided by operating activities.....   567,769    451,215    451,179
                                               ---------  ---------  ---------
Investing Activities
 Additions to property, plant and mine
  development.................................  (420,939)  (270,240)  (262,525)
 Advances to affiliated company...............  (100,389)  (158,878)  (147,229)
 Repayments from joint ventures and
  affiliates..................................    21,562     19,873        --
 Proceeds from sale of future production......       --     137,198        --
 Cash effect of affiliate merger/additional
  interest acquired...........................   (54,700)       --     (75,868)
 Proceeds from asset sales and other..........    10,480     42,689     40,281
                                               ---------  ---------  ---------
Net cash used in investing activities.........  (543,986)  (229,358)  (445,341)
                                               ---------  ---------  ---------
Financing Activities
 Proceeds from short-term debt................    10,000    (14,850)     9,948
 Repayments of short-term debt................       --         --     (25,771)
 Proceeds from long-term debt.................   497,000    177,000    135,000
 Repayments of long-term debt.................  (543,631)  (431,744)  (153,318)
 Dividends paid on common and preferred
  stock.......................................   (27,640)   (27,572)   (38,071)
 Decrease (increase) in restricted cash.......    (2,146)   (31,045)    10,183
 Other........................................     1,035     (1,017)    (1,443)
                                               ---------  ---------  ---------
Net cash used in financing activities.........   (65,382)  (329,228)   (63,472)
                                               ---------  ---------  ---------
Effect of exchange rate changes on cash.......    (3,675)    (5,795)    (2,400)
                                               ---------  ---------  ---------
Net change in cash and cash equivalents.......   (45,274)  (113,166)   (60,034)
Cash and cash equivalents at beginning of
 year.........................................   122,832    235,998    296,032
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $  77,558  $ 122,832  $ 235,998
                                               =========  =========  =========

  See Note 17 for supplemental cash flow information.

        The accompanying notes are an integral part of these statements.

                          NEWMONT MINING CORPORATION

            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 THE COMPANY

  Newmont Mining Corporation and its subsidiaries (collectively, "NMC" or the "Company") is a worldwide company engaged in the production of gold, exploration for gold and acquisition of gold properties. The Company also has an interest in a copper/gold mine that commenced production in late 1999. Prior to October 1998, NMC conducted its operations through its subsidiary, Newmont Gold Company ("NGC"). These supplemental consolidated financial statements give effect to the NMC/Battle Mountain merger described below.

Battle Mountain Merger

  On January 10, 2001, the Company completed a merger with Battle Mountain Gold Company ("Battle Mountain") pursuant to an agreement and plan of merger, dated as of June 21, 2000, under which each share of common stock of Battle Mountain and each exchangeable share of Battle Mountain Canada Ltd. (a wholly-owned subsidiary of Battle Mountain) was converted into the right to receive
0.105 shares of NMC, approximately 24.1 million shares. The Company also exchanged 2.3 million shares of newly issued $3.25 convertible preferred stock for all outstanding shares of Battle Mountain $3.25 convertible preferred stock. The merger was accounted for as a pooling of interests, and as such, the supplemental consolidated financial statements include Battle Mountain's financial data as if Battle Mountain had always been part of NMC.

  The Company expects one-time merger expenses to total approximately $35 million, of which $20 million relates to investment advisory and professional fees and $15 million to employee benefit and severance costs. The majority of such expenses will be charged to income in 2001. As of December 31, 2000, the Company incurred $6.9 million of such expenses.

  The following table sets forth results of operations of the previously separate companies for the periods before the combination:

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
   Sales
    Pre-merger:
     NMC........................................ $1,554.9  $1,398.9  $1,453.9
     Battle Mountain............................ $  254.5  $  228.2  $  276.6
                                                 --------  --------  --------
    Post-merger:                                 $1,809.4  $1,627.1  $1,730.5
                                                 ========  ========  ========
   Net income (loss) applicable to common
    shares:
    Pre-merger:
     NMC........................................ $  (18.9) $   24.8  $ (393.4)
     Battle Mountain............................ $  (83.4) $ (126.8) $ (248.1)
                                                 --------  --------  --------
    Post-merger:                                 $ (102.3) $ (102.0) $ (641.5)
                                                 ========  ========  ========

Niugini Mining and Lihir Gold Merger

  Battle Mountain held a 50.45% interest in Niugini Mining and, through this interest at December 31, 1999 and 1998, held a 7.52% and 8.65% interest, respectively, in Lihir Gold that operates a gold mine in Papua New Guinea. In February 2000, Lihir Gold merged with Niugini Mining whereby Niugini Mining shareholders received one share of Lihir Gold for each share of Niugini Mining, together with one additional share of Lihir Gold for each A$1.45 of Niugini Mining's net cash balance of $54.7 million. As a result of the merger, Battle Mountain received 111.3 million shares of Lihir Gold, representing a 9.74% interest reflected in Marketable securities of Lihir as a cost investment available for sale. Battle Mountain had been pursuing options to dispose of its interest in Niugini Mining since December 1998. Prior to 2000, Niugini Mining was consolidated into the Company's results and its interest in Lihir Gold was accounted for as an equity investment. As of December 31, 2000, Lihir securities were written down $23.9 million as an other than temporary loss resulting from the length of time and extent to which their market value had been less than their cost basis.

NGC Merger

  Prior to October 1998, NMC owned 93.75% of the common stock of NGC. In October 1998, NMC acquired the remaining 6.25% interest of NGC through the merger of a wholly-owned subsidiary of NMC into NGC. The merger was accounted for at historic cost, with the exception of the minority interest, which was accounted for as a purchase. The purchase price was based on the $24.25 per share value of the 10.7 million shares of NMC common stock issued to NGC stockholders. The excess purchase price over the carrying value of such minority interest (including transaction costs of $1.0 million and related deferred taxes of $53.6 million) was $206.9 million and was allocated to NGC's assets and liabilities based on their respective fair market values ($122.0 million to Investment in Batu Hijau and $84.9 million to Property, plant and mine development primarily for Yanacocha). The Company's stockholders' equity increased $259.3 million as a result of this transaction.

Operations

  The Company's sales result from operations in the United States, Canada, Mexico, Peru, Bolivia, Uzbekistan, Indonesia and Australia. Gold mining requires the use of specialized facilities and technology. The Company relies heavily on such facilities to maintain its production levels. Also, the cash flow and profitability of the Company's current operations are significantly affected by the market price of gold and copper. These commodity prices can fluctuate widely and are affected by numerous factors beyond the Company's control.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

  The consolidated financial statements include the accounts of Newmont Mining Corporation and the more-than-50%-owned subsidiaries that it controls. The Company also includes its pro-rata share of assets, liabilities and operations for unincorporated joint ventures in which it has an interest. All significant intercompany balances and transactions have been eliminated. The functional currency for all subsidiaries is the U. S. dollar, except for Canadian and Australian operations where the functional currency is the local currency.

Cash and Cash Equivalents

  Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are invested in United States Treasury bills and high-quality commercial paper and time deposits.

Investments

  Short-term investments are carried at cost, which approximates market, and include Eurodollar, government and corporate obligations rated AA or higher.

  Investments in incorporated entities in which the Company's ownership is greater than 20% and less than 50%, or which the Company does not control, are accounted for by the equity method and are included in long-term assets. Income or loss from such investments is included in Equity loss and impairment of affiliates. Other investments in nonmarketable securities in which the Company's ownership interest is less than 20% and in which the Company has no significant influence are recorded at cost in long-term assets. Unrealized gains or losses on these investments are included in Other comprehensive income (loss), while realized gains or losses are included in net income. Investments in marketable securities held for sale are marked to market at each period end. When declines in value on such securities are deemed temporary, losses are reflected in Other comprehensive loss, and if deemed other than temporary, losses are reflected in net income (loss).

Inventories

  Precious metals, ore and in-process inventories, and materials and supplies are stated at the lower of average cost or net realizable value. Prior to the change in accounting method for revenue recognition discussed below, precious metals inventory was stated at market value.

Property, Plant and Mine Development

  Expenditures for new facilities or expenditures that extend the useful lives of existing facilities are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives of such facilities. Productive lives range from 2 to 21 years, but do not exceed the estimated mine life based on proven and probable reserves.

  The Company adopted AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") effective January 1, 1998. Under this accounting method, certain costs, such as organization, training and pre-feasibility expenses incurred in the start-up phase of a project are expensed as incurred (See Note 19).

  Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized. Such costs, and estimated future development costs, are amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves. Ongoing development expenditures to maintain production are generally charged to operations as incurred.

  Significant payments related to the acquisition of land and mineral rights are capitalized. If a mineable ore body is discovered, such costs are amortized when production begins using the unit-of-production method based on proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

  Interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use.

  Gains or losses from normal sales or retirements of assets are included in other income or expense.

Asset Impairment

  The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which asset carrying value exceeds fair value. Fair value is determined using estimated future cash flow analysis. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows include estimates of recoverable ounces, gold prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on detailed engineering life-of-mine plans. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Generally, all assets at a particular mine are used together to generate cash flow. At the Nevada operations, with a number of ore types and processing facilities, assets are grouped according to the processing facility at which ores will be processed. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and market conditions and/or the Company's performance could have a material effect on the Company's financial position and results of operations (See Note 16).

Revenue Recognition

  The Company changed its accounting method for revenue recognition in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, such that revenue is recognized upon delivery of third-party refined gold to the customer. Previously, revenue was recognized when the production process was complete or when gold was poured in dore form at the mine (See Note 18). Initial proceeds from prepaid forward sales contracts are recorded as deferred revenue and are recognized in income when the related gold is delivered.

Mining Costs

  In general, mining costs are charged to operations as incurred. However, certain of the Company's deposits have diverse grade and waste-to-ore ratios over the mine's life. Mining costs for these deposits, to the extent they do not relate to current gold production, are capitalized and then charged to operations when the applicable gold is produced.

Reclamation and Remediation Costs

  Estimated future reclamation costs are based principally on legal and regulatory requirements. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using the unit-of-production method. Future remediation costs for inactive mines are accrued based on management's best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

Income and Mining Taxes

  The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company's liabilities and assets and the related income tax basis for such liabilities and assets. This method generates a net deferred income tax liability or net deferred income tax asset for the Company as of the end of the year, as measured by the statutory tax rates in effect as enacted. The Company derives its deferred income tax charge or benefit by recording the change in the net deferred income tax liability or net deferred income tax asset balance for the year. Mining taxes represent Canadian provincial taxes levied on mining operations and are classified as income taxes since such taxes are based on a percentage of mining profits.

  The Company's deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets that it believes will more likely than not fail to be realized.

Foreign Currency

  Assets and liabilities of foreign affiliates in Canada and Australia are translated at exchange rates in effect at each period end. Revenues and expenses are translated at the average exchange rate for the period. Accumulated currency translation adjustments are included in Other comprehensive income (loss). Foreign currency transaction gains or losses are included in net income.

Commodity Instruments

  On a limited basis the Company has entered into commodity contracts to protect the selling price for certain anticipated gold production. The Company does not acquire, hold or issue commodity instruments for trading or speculative purposes.

  Put option contracts purchased by the Company provide the right, but not the obligation, to sell a specified number of ounces of gold at a specified strike price. Put options qualify for deferral accounting such that gains or losses on the contracts are recognized as the designated production is delivered or as the options expire. The initial fair value of put options is recorded as Put option premiums and is amortized over the term of the options.

  Call option contracts sold by the Company provide the contract holder the right, but not the obligation, to buy a specified number of ounces of gold at a specified strike price. The call option contracts are recorded at fair value and are marked to market at each reporting date.

  Certain combination, time-matched written call and purchased put options (known as "collars") together provide a minimum and maximum potential price for contract ounces of gold. Premiums paid or received are included in sales income in the period such collars expire.

  Forward sales contracts enable the Company to deliver to a counterparty a specified number of ounces of gold at a specified price and date. Gains and losses realized on these contracts, as well as any cost or revenue associated therewith, are recognized in sales when the related gold is delivered.

  Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133 is effective January 1, 2001. SFAS No. 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income (loss) or current earnings (loss), depending on the nature of the instrument. Upon adoption of the statement, a net derivative liability of $2.8 million will be recorded, with offsetting charges of $1.8 million to cumulative effect of accounting change and a decrease of $1.0 million to Deferred income tax liabilities. Call option contracts will continue to be marked to market in current earnings.

Earnings Per Common Share

  Earnings or loss per share are presented for basic and diluted net income
(loss) and, if applicable, for net income or loss before the cumulative effect of a change in accounting principle. Basic earnings per share is computed by dividing net income or loss (the numerator) by the weighted-average number of outstanding common shares, including Battle Mountain Canada exchangeable shares, (the denominator) for the period. The computation of diluted earnings per share includes the same numerator, but the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued (such as the common share equivalents for employee stock options).

Comprehensive Income

  In addition to net income, comprehensive income includes all changes in equity during a period (such as adjustments to minimum pension liabilities, foreign currency translation adjustments and cumulative unrecognized changes in fair value of marketable securities held for sale or other investments), except those resulting from investments by and distributions to owners. Beginning January 2001 with the adoption of SFAS 133, the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges will also be included in comprehensive income.

Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Reclassifications

  Certain amounts in prior years have been reclassified to conform to the 2000 presentation.

NOTE 3 INVENTORIES

                                                         At December 31,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
                                                         (In thousands)
     Current:
      Ore and in-process inventories................ $   241,181  $   190,576
      Precious metals...............................      23,452       61,116
      Materials and supplies........................      95,395      100,786
      Other.........................................       1,012        1,250
                                                     -----------  -----------
                                                     $   361,040  $   353,728
                                                     ===========  ===========
     Ore-in-stockpiles (included in Long-term
      inventory).................................... $   163,782  $   171,206
                                                     ===========  ===========

NOTE 4 PROPERTY, PLANT AND MINE DEVELOPMENT

                                                         At December 31,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
                                                         (In thousands)
     Land and mining claims......................... $   326,023  $   295,784
     Buildings and equipment........................   3,089,978    3,019,934
     Mine development...............................     927,516      797,418
     Construction-in-progress.......................     304,846      254,196
                                                     -----------  -----------
                                                       4,648,363    4,367,332
     Accumulated depreciation, depletion and
      amortization..................................  (2,582,191)  (2,294,201)
     Capitalized mining costs.......................     124,332      198,858
                                                     -----------  -----------
                                                     $ 2,190,504  $ 2,271,989
                                                     ===========  ===========

NOTE 5 INVESTMENT IN BATU HIJAU

  The Company and an affiliate of Sumitomo Corporation ("Sumitomo") are partners in the Nusa Tenggara Partnership ("NTP") that holds 80% of P.T. Newmont Nusa Tenggara ("PTNNT"), the owner of the Batu Hijau copper/gold mine in Indonesia. Production began in the fourth quarter of 1999 and the projected mine life is in excess of 20 years. The development cost of Batu Hijau was approximately $1.83 billion.

  The Company and Sumitomo have an indirect 45% and 35% interest, respectively, in PTNNT. The remaining 20% interest is held by an unrelated Indonesian company. Because the Company and Sumitomo have carried the investment of the 20% owner, until recouping the bulk of its construction investment, including interest, the Company recognizes 56.25% of Batu Hijau's income (loss).

  The Company accounts for its investment in Batu Hijau as an equity investment due to each partner's significant participating rights in the business and the unanimous approval required for major partnership decisions. At December 31, 2000 and 1999, such investment was $527.6 million and $438.3 million, respectively, based on U.S. generally accepted accounting principles. Differences between 56.25% of the NTP's net assets and the Company's investment include (i) $220 million for the fair market value adjustment recorded by NTP in conjunction with the Company's initial contribution, (ii) $48 million for intercompany charges, (iii) $122 million for the fair market value adjustment recorded by the Company in conjunction with the NGC minority interest acquisition and (iv) $148 million for contributions recorded by the Company that were classified as debt by NTP. Certain of these amounts are amortized or depreciated on a unit-of-production basis. The Company's investment also reflects $42 million for exploration expenditures incurred prior to the formation of NTP. (See Note 17 for a description of the the Company's equity loss in Batu Hijau. Batu Hijau's Net income (loss) reflects the elimination of interest between PTNNT and NTP).

  Project development was funded by $1.0 billion from third party loans (Senior Debt) and $0.83 billion from the Company and Sumitomo. The Senior Debt was guaranteed by the Company and Sumitomo, 56.25% and 43.75%, respectively, until project completion tests were met in October 2000, at which time the debt became non-recourse. Repayment of borrowings under the Senior Debt will be in semi-annual installments of $43.5 million from May 2001 through November 2010. The semi-annual installments will be reduced to $22.1 million from May 2011 through November 2013. The interest rate is based on blended fixed and floating rates. The weighted average interest rates were 6.6% and 6.4% during 2000 and 1999, respectively, and 7.0% and 6.6% at December 31, 2000 and 1999, respectively.

  Following is summarized financial information for NTP based on U.S. generally accepted accounting principles (in thousands):

                                                   Years Ended December 31,
                                                   --------------------------
                                                     2000     1999     1998
                                                   --------  ------- --------
   Sales and other income......................... $431,893  $15,224 $     93
   Income (loss) before cumulative effect of a
    change in accounting principle................ $(70,761) $11,846 $(19,284)
   Net income (loss).............................. $(70,761) $11,846 $(69,410)

                                                            At December 31,
                                                         ---------------------
                                                            2000       1999
                                                         ---------- ----------
   Current assets....................................... $  209,011 $  137,542
   Property, plant and mine development, net............ $2,020,386 $1,956,515
   Other assets......................................... $  135,674 $  154,604
   Debt and related interest to partners and
    affiliates.......................................... $  283,504 $  195,478
   Other current liabilities............................ $  198,455 $  207,645
   Long-term debt--third parties (including current
    portion)............................................ $1,000,000 $1,000,000
   Other liabilities.................................... $    2,013 $      132

NOTE 6 OTHER ACCRUED LIABILITIES

                                                               At December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (In thousands)
   Payroll and related benefits.............................. $ 66,386 $ 60,531
   Interest..................................................   29,989   30,408
   Deferred revenue..........................................   14,850      --
   Reclamation and remediation...............................   14,412   13,529
   Taxes other than income...................................    9,249    4,004
   Income and mining taxes...................................   11,372   51,085
   Royalties.................................................    1,624    6,737
   Severance benefits........................................      743    1,489
   Other.....................................................   71,550   55,584
                                                              -------- --------
                                                              $220,175 $223,367
                                                              ======== ========

NOTE 7 INCOME TAXES

  The Company's income tax (expense) benefit consisted of (in thousands):

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
   Current:
     Domestic..................................... $(31,774) $ (7,072) $    --
     Foreign......................................  (59,131)  (75,428)  (59,444)
                                                   --------  --------  --------
                                                    (90,905)  (82,500)  (59,444)
                                                   --------  --------  --------
   Deferred:
     Domestic.....................................   33,501    69,693   234,509
     Foreign......................................   56,198    (8,970)   (8,020)
                                                   --------  --------  --------
                                                     89,699    60,723   226,489
                                                   --------  --------  --------
   Total tax (expense) benefit.................... $ (1,206) $(21,777) $167,045
                                                   ========  ========  ========

  The Company's income tax (expense) benefit differed from the amounts computed by applying the United States corporate income tax statutory rate for the following reasons (in thousands):

                                                Years Ended December 31,
                                               -----------------------------
                                                 2000      1999      1998
                                               --------  --------  ---------
   U.S. corporate income tax at statutory
    rate...................................... $ (6,999) $(20,835) $ 206,855
   Percentage depletion.......................   13,616    11,353     29,793
   Valuation allowance on deferred tax
    assets....................................  (17,986)  (30,925)  (111,048)
   Foreign tax credits........................    1,834     7,631      9,105
   Foreign losses.............................   19,297    18,959     41,848
   Other......................................  (10,968)   (7,960)    (9,508)
                                               --------  --------  ---------
   Total tax (expense) benefit................ $ (1,206) $(21,777) $ 167,045
                                               ========  ========  =========

  The Company's pretax income (loss) before minority interest, equity loss and cumulative effect of a change in accounting principle consisted of (in thousands):

                                                  Years Ended December 31,
                                                -------------------------------
                                                  2000       1999       1998
                                                ---------  ---------  ---------
   Domestic.................................... $(186,040) $(149,153) $(670,383)
   Foreign.....................................   206,037    208,683     79,369
                                                ---------  ---------  ---------
                                                $  19,997  $  59,330  $(591,014)
                                                =========  =========  =========

  Components of the Company's consolidated deferred income tax assets and liabilities are as follows (in thousands):

                                                            At December 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
   Deferred tax assets:
     Exploration costs................................... $  76,266  $  58,085
     Depreciation........................................    43,922     36,877
     Depletion of the cost of land and mining claims.....   230,824    235,318
     Alternative minimum tax credit carry forward........    51,214     45,540
     Capitalized inventory costs.........................    22,360     19,665
     Remediation and reclamation costs...................    23,915     32,079
     Mine development costs..............................     4,826    (16,698)
     Net operating loss carry forwards...................    52,182     40,725
     Retiree benefit costs...............................    19,341     18,263
     Sale/leaseback transaction, net.....................     2,761      6,184
     Relocation/reorganization costs.....................       625      1,215
     Unrealized mark-to-market adjustments and
      amortization of put option premiums................     6,307     22,150
     Other...............................................     1,795     (3,130)
                                                          ---------  ---------
                                                            536,338    496,273
     Valuation allowance for deferred tax assets.........  (191,117)  (174,108)
                                                          ---------  ---------
     Net deferred tax assets.............................   345,221    322,165
                                                          ---------  ---------
   Deferred tax liabilities:
     Net undistributed earnings from subsidiaries........   (66,008)  (146,094)
     Capitalized mining costs............................   (40,550)   (65,243)
     Capitalized interest................................   (30,813)   (24,849)
     Other...............................................   (18,159)    (2,989)
                                                          ---------  ---------
       Deferred tax liabilities..........................  (155,530)  (239,175)
                                                          ---------  ---------
     Deferred tax assets, net of deferred tax
      liabilities........................................ $ 189,691  $  82,990
                                                          =========  =========

  Net deferred tax assets of $314.4 million and $222.8 million related to domestic tax jurisdictions and net deferred tax liabilities of $115.5 million and $83.7 million related to foreign tax jurisdictions at December 31, 2000 and 1999, respectively.

NOTE 8 DEBT

Long-Term Debt

  Long-term debt consisted of (in thousands):

                                                          At December 31,
                                                       ----------------------
                                                          2000        1999
                                                       ----------  ----------
   Sale-leaseback of refractory ore treatment plant... $  327,125  $  335,482
   Credit facility....................................    147,000     210,000
   Canadian Imperial Bank of Commerce loan............     87,120     104,400
   8 3/8% debentures, net.............................    199,916     199,902
   8 5/8% notes.......................................    150,000     150,000
   6% convertible subordinated debentures.............     99,980      99,980
   Medium-term notes..................................     32,000      32,000
   Project financings.................................    156,696     115,102
                                                       ----------  ----------
                                                        1,199,837   1,246,866
   Current maturities.................................    (40,447)    (25,843)
   Debt due upon disposal of Lihir Gold securities....    (30,000)    (30,000)
                                                       ----------  ----------
                                                       $1,129,390  $1,191,023
                                                       ==========  ==========

  Scheduled minimum long-term debt repayments are $57.1 million in 2001, $351.1 million in 2002, $105.7 million in 2003, $53.3 million in 2004, $312.6 million in 2005 and $320.0 million thereafter. These scheduled payments include amounts associated with the Canadian Imperial Bank of Commerce loan, which was paid-in-full following the NMC/Battle Mountain merger. The Company may accelerate credit facility repayments, depending on available operating cash flow.

 Sale-Leaseback of the Refractory Ore Treatment Plant

  In September 1994, the Company entered into a sale and leaseback agreement for its refractory ore treatment plant located at Carlin, Nevada. The transaction was accounted for as debt and the cost of the refractory ore treatment plant was recorded as a depreciable asset. The lease term is 21 years and aggregate future minimum lease payments, which include interest, as of December 31, 2000 and 1999 were $519.4 million and $549.1 million, respectively. Payments are $29.7 million annually over the next five years. The lease includes purchase options during and at the end of the lease at predetermined prices. The interest rate on this sale-leaseback transaction is 6.36%. Because this asset is specialized, it is not practicable to estimate the fair value of this debt. In connection with this transaction, the Company entered into certain interest rate hedging contracts that were settled for a gain of $11 million, which is recognized as a reduction of interest expense over the term of the lease. Including this gain, the effective interest rate on the transaction is 6.15%.

 Credit Facilities

  In June 1997, the Company entered into a $1.0 billion revolving credit facility with a consortium of banks. As of December 31, 2000, $147.0 million was outstanding under the credit facility, which expires in June 2002. Interest rates are variable, can be fixed for up to six months at the option of the Company and are subject to adjustment if changes in the Company's long-term debt ratings occur. As of December 31, 2000 and 1999, the interest rate was 6.9% and 6.7%, respectively, and the weighted average interest rate for such years was 6.9% and 5.4%, respectively. An annual facility fee, currently 0.1%, is required based on the lenders' total commitment. The fair value of amounts outstanding under the credit facility at December 31, 2000 approximated the related carrying amount.

  The credit facility contains certain covenants, including limitations on aggregate consolidated indebtedness (including guarantees) to 60% of total capitalization, requirements for $1.0 billion of minimum consolidated tangible net worth and limitations on incurring liens, fundamental business changes and transactions with affiliates.

 Canadian Imperial Bank of Commerce (CIBC) Loan

  Battle Mountain Canada entered into a $145.0 million loan agreement with CIBC in 1997 in conjunction with its purchase of Niugini Mining from Battle Mountain that was secured by Niugini Mining stock. As of December 31, 200 and 1999, $87.1 million and $104.4 million was outstanding. In October 1999, the loan was restructured into three "tranches". A $40.0 million tranche, due December 31, 2003, was to be repaid from a $40.0 million collateral cash account established at the time of restructuring (reflected in Restricted cash). A $30.0 million tranche was due the earlier of the sale of Lihir Gold stock or December 31, 2003, and a $34.4 million tranche was payable in 14 equal quarterly installments beginning September 30, 2000. The interest rate was variable and the weighted average interest rate was 7.6% and 7.1% for 2000 and 1999, respectively. The fair value of the amounts outstanding as of December 31, 2000 approximated the related carrying amount. In January 2001, subsequent to the NMC/Battle Mountain merger, all tranches of the CIBC loan were repaid with the $40.0 million collateral cash account and from the Company's Credit Facilities.

 8 3/8% Debentures

  Unsecured debentures in an aggregate principal amount of $200 million maturing July 1, 2005 bearing an annual interest rate of 8.375% were outstanding at December 31, 2000 and 1999. The debentures were priced at 99.928% to yield 8.386% and are not redeemable prior to maturity. Interest is payable semi-annually in January and July. The costs related to the issuance of the debentures were capitalized and are amortized to interest expense over the term of the debentures. Using prevailing interest rates on similar instruments, the fair value of these debentures was approximately $202.6 million and $195.6 million at December 31, 2000 and 1999, respectively.

 8 5/8% Notes

  Unsecured notes with a principal amount of $150 million due April 1, 2002 bearing an annual interest rate of 8.625% were outstanding at December 31, 2000 and 1999. Interest is payable semi-annually in April and October and the notes are not redeemable prior to maturity. Using interest rates prevailing on similar instruments at December 31, 2000 and 1999, the estimated fair value of this debt was $153.9 million and $150.6 million, respectively.

 6% Convertible Subordinated Debentures

  Unsecured debentures of Battle Mountain in an aggregate principal amount of $100 million maturing 2005 bearing an annual interest rate of 6% were outstanding at December 31, 200 and 1999. Interest is payable annually in January and the debentures were convertible into Battle Mountain stock at a conversion price of $20.625 per share, subject to adjustment in certain events. As a result of the NMC/Battle Mountain merger, the debentures are convertible at the option of the holders into shares of NMC common stock at any time on or after January 10, 2001 and prior to maturity, unless previously redeemed at the option of the Company. The conversion rate is 25.45 shares of NMC for each $5,000 principal amount of debentures converted. Approximately 509 thousand shares of NMC common stock have been registered for issuance upon conversion of these debentures. Using prevailing interest rates on similar instruments, the fair value of these debentures was approximately $82.0 million and $80.0 million at December 31, 2000 and 1999, respectively.

 Medium-Term Notes

  Unsecured notes totaling $32 million were outstanding as of December 31, 2000 and 1999, respectively, with a weighted average fixed interest rate of 7.68% and maturing on various dates beginning early 2003 to late 2004. Interest is payable semi-annually in March and September and the notes are not redeemable prior to maturity. Using interest rates prevailing on similar instruments at December 31, 2000 and 1999, the estimated fair value of these notes was $31.5 million and $31.0 million, respectively.

 Project Financings

  Minera Yanacocha

  Minera Yanacocha issued debt through the sale of $100 million 8.4% 1997 Series A Trust Certificates ("Certificates") to various institutional investors. At December 31, 2000 and 1999, $78 million and $88 million, respectively, was outstanding under the financing. Interest on the Certificates is fixed at 8.4% and repayments are required quarterly through 2004. The fair value of the Certificates was $75.7 million and $81.0 million at December 31, 2000 and 1999, respectively.

  Minera Yanacocha also had $1.7 million outstanding under loans with the International Finance Corporation ("IFC") and with Deutsche Investitions und Entwicklungsgesellschaft mbH ("DEG") at December 31, 1999. The IFC and DEG loans matured in 2000. Weighted average interest rates on the IFC and DEG loans were 9.0% as of and for the year ended December 31, 1999 and the fair value of the fixed-rate portion of such loans approximated carrying value.

  In December 1999, Minera Yanacocha entered into a $100 million credit facility with the IFC for the development of its La Quinua project. At December 31, 2000, $45.0 million was outstanding and none was outstanding as of December 31, 1999. Interest rates are LIBOR plus 2.375% on the $20 million "A tranche" and LIBOR plus 2.0% on the $80 million "B tranche". As of December 31, 2000, the interest rate was 8.3% and the weighted average interest rate for 2000 was 8.3%. The fair value of amounts outstanding at December 31, 2000 approximated the related carrying amount. Also in December 1999, Minera Yanacocha assumed certain lease and purchase agreements for mining equipment. The net present value of future minimum payments was $8.3 million and $11.4 million, at December 31, 2000 and 1999, respectively, with an interest component of 11.1% for both years.

  All Minera Yanacocha debt (non-recourse to Newmont) is secured by certain restricted funds and substantially all of Minera Yanacocha's property, plant and equipment.

  Minera Yanacocha has a $20 million line of credit with Banco de Credito del Peru that expires in July 2004. The interest rate is LIBOR plus 2% and is adjusted annually to current market rates. As of December 31, 2000 the amount outstanding under this credit line was $8 million. The interest rate for the period the loan was outstanding in 2000 and at December 31, 2000 was 8.6%.

  Zarafshan-Newmont

  The Company, through a wholly-owned subsidiary, is a 50% participant in the Zarafshan-Newmont joint venture ("Zarafshan-Newmont") in the Republic of Uzbekistan. The other 50% participants are two Uzbek government entities. As of December 31, 2000 and 1999, Zarafshan-Newmont had $18.0 million outstanding under a loan with the European Bank for Reconstruction and Development ("EBRD") secured by the assets of the project. The loan is to be repaid in semi-annual installments of $6.0 million beginning July 2001. The interest rate is 4.25% over the three-month LIBOR. The weighted average interest rates for 2000 and 1999 were 10.9% and 9.6%, respectively, and the interest rates at December 31, 2000 and 1999 were 11.0% and 10.4%, respectively. The carrying amount of the loan is estimated to approximate its fair market value. The Company has guaranteed payment of certain amounts due under the loan, which totaled $9.0 million at December 31, 2000 and 1999, and the Uzbek partners have guaranteed payment of the balance.

  In December 2000, Zarafshan-Newmont completed an additional $30 million loan under the EBRD facility that will be used primarily for capital expansion. This loan will be available through December 15, 2002 and will be repaid in eight equal semi-annual payments of $3.75 million, beginning July 2003 and ending January 2007. The interest rate will be based on the three-month LIBOR plus 3.25% and no amounts were outstanding at December 31, 2000. The assets of Zarafshan-Newmont secure this loan, 50% of which is guaranteed by the Company and 50% by the Uzbek partners.

 Inti Raymi

  In conjunction with the development of its Kori Kollo mine in Bolivia, Inti Raymi arranged term credit facilities with various international lending institutions. As of December 31, 2000 and 1999, $5.0 million was outstanding under one such remaining credit facility. The loan is payable on March 1, 2002 and is convertible at any time at the holder's option into a 3.98% interest ownership interest in Inti Raymi. The interest rate is fixed at 11%. Due to the nature of this instrument, the fair value is not practicably determinable.

Capitalized Interest

  Capitalized interest was $5.5 million, $23.3 million and $13.7 million in 2000, 1999 and 1998, respectively.

NOTE 9 DEFERRED REVENUE FROM SALE OF FUTURE PRODUCTION

  In July 1999, the Company entered into a prepaid forward sale contract for approximately 483 thousand ounces of gold, with initial proceeds of $137.2 million, for delivery in June 2005, 2006 and 2007. Such proceeds were recorded as deferred revenue and will be recognized in income when the related gold is physically delivered. Any additional proceeds will be determined at each delivery date based on the excess of the then existing market price (not to exceed $380 per ounce) over $300 per ounce. The prepaid forward sale contract also included semi-annual delivery requirements of approximately 17,950 ounces beginning June 2000 through June 2007. Newmont entered into forward purchase contracts at prices increasing from $263 per ounce in 2000 to $354 per ounce in 2007 to coincide with these delivery commitments.

NOTE 10 OPTION CONTRACTS AND COMMODITY INSTRUMENTS

 Option Contracts

  In late July and early August 1999, the Company purchased put option contracts for 2.85 million ounces of gold, with a strike price of $270 per ounce. This purchase was paid for by selling call option contracts for 2.35 million ounces at the strike prices noted below. Put option contracts for one million ounces were subject to termination if the market price reached $270 per ounce at any time prior to such contracts' expiration date, which was August 2000 through July 2001. These put option contracts were thus terminated in September 1999. Call options in 2004 and 2005 terminate if the market price is $240 per ounce or lower at any time prior to expiration.

  As of December 31, 2000, the following contracts were outstanding:

                                                                    Sold Call
                                                                     Options
                                                                 ---------------
                                                                    Ozs    Price
                                                                 --------- -----
     2004.......................................................   250,000 $350
     2005.......................................................   250,000 $350
     2008....................................................... 1,000,000 $386
     2009.......................................................   850,000 $385

  The put options qualified for deferral accounting such that gains and losses on the contracts were recognized as the designated production was delivered or as the options expired. The initial fair value of the options of $37.6 million was recorded as Put option premiums and were amortized over the term of the options. In 2000 and 1999, $19.1 million and $18.5 million, respectively, was amortized in Sales, including the premiums associated with terminated put options. The call option contracts, with an initial fair value of $37.6 million, are marked to market at each reporting date and on December 31, 2000 and 1999, had a fair value of $55.6 million and $82.4 million, respectively, resulting in a noncash, unrealized gain of $26.8 million in 2000 and a loss of $44.8 million in 1999. At December 31, 2000, a $1.00 increase in the gold price would result in a $0.42 per ounce increase in the fair value of the call option contracts.

 Commodity Instruments

  Commodity instruments for certain Battle Mountain operations were outstanding as of December 31, 2000:

                                       2001   2002   2003  2004  Total/Average
                                      ------ ------ ------ ----- -------------
   Combination call and put options:
     Written call options:
       Ounces........................ 92,752 92,752 92,752 7,563    285,819
       Average strike price per
        ounce........................ $  348 $  348 $  348 $ 359    $   348
     Purchased put options:
       Ounces........................ 92,752 92,752 92,752 7,563    285,819
       Average strike price per
        ounce........................ $  286 $  286 $  286 $ 296    $   286
     Flat forward contracts:
       Ounces........................ 31,252 31,252 31,252 1,563     95,319
       Average price per ounce....... $  314 $  314 $  314 $ 323    $   314

  The Company is not required to place collateral with respect to its commodity instruments and there are no margin calls associated with such contracts. Credit risk is minimized by dealing only with major financial institutions/counterparties. The combination call and put options contracts had a fair value of $2.7 million and $3.2 million at December 31, 2000 and 1999, respectively. The flat forward contracts had a fair value of $2.0 million and negative $0.5 million at December 31, 2000 and 1999, respectively. A $1.00 increase in the gold price would result in a $0.59 per ounce and $0.98 per ounce decrease in the fair value of the combination option contracts and flat forward contracts, respectively, at December 31, 2000.

NOTE 11 STOCKHOLDERS' EQUITY

  NMC Common Stock. As discussed in Note 1, NMC issued 24.1 million shares in exchange for Battle Mountain common stock and Battle Mountain exchangeable shares in January 2001. In October 1998, NMC issued 10.7 million shares of common stock in conjunction with the acquisition of NGC's minority interest. The Company paid dividends of $0.12 per common share of NMC stock in each of 2000, 1999 and 1998.

  Convertible Preferred Stock: At December 31, 2000 and 1999, 2.3 million shares of Battle Mountain $3.25 convertible preferred stock were outstanding, with a liquidation preference of $50 per share. In conjunction with the NMC/Battle Mountain merger, NMC issued 2.3 million shares of $3.25 convertible preferred stock in exchange for Battle Mountain preferred stock. The preferred stock is convertible into shares of NMC at any time at a conversion ratio of
0.5 share of NMC common stock and is redeemable at the option of the Company solely for shares of NMC Common Stock. Holders of NMC convertible preferred stock are entitled to receive, when, as and if declared by the Company's board of directors, an annual cash dividend of $3.35 per share, payable in equal quarterly installments. The Company paid $7.5 million in preferred stock dividends in each of 2000, 1999 and 1998.

  Stock Rights. In September 2000, the Company paid a dividend of one series A junior participating preferred stock purchase right ("PSPR") for each outstanding share of NMC common stock. These rights replaced NMC's existing PSPRs that expired in September 2000. The rights agreement works by imposing a significant penalty upon any person or group which acquires 15% or more of NMC's outstanding common stock without the approval of its board of directors. Each PSPR entitles the holder to purchase from NMC one one-thousandth of a share of NMC participating preferred stock for $100 (subject to adjustment) once such rights become exercisable. Until exercised, holders of PSPRs have no stockholder rights. The PSPRs become exercisable only if a defined acquiring person has acquired 15% or more of NMC common stock or has begun a tender or exchange offer that would result in such person owning 15% or more of NMC common stock. If such events occur, PSPR holders (other than the acquiring person) may, for $100, purchase shares of NMC common stock (or in certain circumstances common stock of the acquiring company) with a market value of $200, based on the market price of NMC common stock prior to such acquisition (or the market price of the acquiring corporation's stock). NMC may redeem the PSPRs for $0.01 each prior to an announcement that a defined acquiring person exists.

NOTE 12 STOCK OPTIONS

Employee Stock Options

  Under the Company's stock option plans, options to purchase shares of stock have been granted to key employees at the fair market value of such shares on the date of grant. The options under these plans vest over a two-year period and, for certain options granted to key employees, over a four-year period, and are exercisable over a period not exceeding ten years. At December 31, 2000, 4,871,658 shares were available for future grants under the Company's plans. In conjunction with the Battle Mountain merger, 850 thousand shares of NMC common stock were authorized for issuance in connection with outstanding Battle Mountain stock options that were assumed by the Company.

  The following table summarizes annual activity for all stock options for each of the three years in the period ended December 31:

                                 2000                 1999                 1998
                          -------------------- -------------------- -------------------
                                      Weighted             Weighted            Weighted
                                      Average              Average             Average
                          Number of   Exercise Number of   Exercise Number of  Exercise
                            Shares     Price     Shares     Price    Shares     Price
   All Stock Options      ----------  -------- ----------  -------- ---------  --------
Outstanding at beginning
 of year................  11,511,797    $30     6,559,745    $38    4,591,610    $46
Granted.................   1,502,325    $19     5,253,469    $19    2,376,716    $27
Exercised...............    (110,500)   $25        (1,625)   $22       (9,046)   $28
Forfeited...............    (231,948)   $37      (299,792)   $36     (399,535)   $44
                          ----------    ---    ----------    ---    ---------    ---
Outstanding at end of
 year...................  12,671,674    $29    11,511,797    $30    6,559,745    $38
                          ==========    ===    ==========    ===    =========    ===
Options exercisable at
 year end...............   7,501,483    $33     4,233,780    $42    2,959,156    $49
Weighted average fair
 value of options
 granted during the
 year...................  $    12.55           $    11.90           $   18.88
                          ==========           ==========           =========

  The following table summarizes information about stock options outstanding at December 31, 2000 with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting (included in the "All Stock Options" table):

                                 Options
                               Outstanding             Options Exercisable
                               -----------             --------------------
                                              Weighted             Weighted
                             Weighted Average Average              Average
   Range of        Number       Remaining     Exercise   Number    Exercise
Exercise Prices  Outstanding Contractual Life  Price   Exercisable  Price
- ---------------  ----------- ---------------- -------- ----------- --------
  $13 to $19      3,754,725     8.3 years       $17     1,468,125    $18
  $20 to $24      2,754,804     8.3 years       $21     1,474,979    $21
  $25 to $29      1,944,774     7.9 years       $27       982,609    $28
  $30 to $35        647,547     6.0 years       $32       592,283    $32
  $36 to $44      1,551,272     4.9 years       $39     1,412,546    $39
  $45 to $59        785,919     4.6 years       $53       785,919    $53
  $60 to $63        729,279     7.8 years       $62       518,308    $63
  ----------     ----------     ---------       ---     ---------    ---
  $13 to $63     12,168,320     7.4 years       $29     7,234,769    $33
  ==========     ==========     =========       ===     =========    ===

  Certain key executives were granted options that, although the exercise price was equal to the fair market value on the date of grant, cannot be exercised when otherwise vested unless the market price of NMC's common stock is a defined amount above the option exercise price. In addition, the same executives were granted options with exercise prices in excess of the fair market value on the date of grant. Generally, these key executive options vest over a period of one to five years and are exercisable over a ten-year period. At December 31, 2000, 503,354 of these options were outstanding and 266,714 were exercisable. Information about these stock options outstanding (included in the "All Stock Options" table) at December 31, 2000 is summarized below:

                                        Options Outstanding                Options Exercisable
                          ------------------------------------------------ --------------------
                                                                  Weighted             Weighted
                           Range of              Weighted Average Average              Average
                           Exercise    Number       Remaining     Exercise   Number    Exercise
                            Prices   Outstanding Contractual Life  Price   Exercisable  Price
                          ---------- ----------- ---------------- -------- ----------- --------
Options with exercise
 prices in excess of the
 fair market value on
 the date of the grant..  $40 to $56   266,714      2.5 years       $50      266,714     $ 50
Options that cannot be
 exercised until the
 market price exceeds a
 fixed amount above the
 exercise price.........  $30 to $41   236,640      2.8 years       $37          --      $--

  The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, because stock option exercise prices equal the market value on the date of grant, no compensation cost has been recognized for its stock options. Had compensation cost for the options been determined based on market value at grant dates in 2000, 1999 and 1998, as prescribed by SFAS No. 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below (in thousands, except per share):

                                                Years Ended December 31,
                                              -------------------------------
                                                2000       1999       1998
                                              ---------  ---------  ---------
   Net income (loss) applicable to common
    shares
     As reported............................. $(102,349) $(102,040) $(641,542)
     Pro forma............................... $(129,719) $(129,086) $(658,243)
   Net income (loss) per share, basic and
    diluted
     As reported............................. $   (0.53) $   (0.53) $   (3.50)
     Pro forma............................... $   (0.67) $   (0.67) $   (3.59)

  For purposes of determining the pro forma amounts, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 2000, 1999 and 1998, respectively: weighted average risk-free interest rates of 6.4%, 6.4% and 4.5%; dividend yield of 0.6%, 0.6% 0.5%; expected lives of nine years, eight years and six years; and volatility of 56%, 52% and 85%, respectively.

  Compensation costs included in the pro forma amounts reflect only fair values of options granted after January 1, 1995. These amounts may not be indicative of actual results had the Company used fair-value-based accounting for stock options.

Other Stock-Based Compensation

  In 1997, the Company adopted an intermediate term incentive plan ("ITIP") under which restricted stock may be granted to certain key employees. These shares are granted upon achievement of certain financial and operating thresholds at fair market value on the grant date. ITIP stock grants are subject to certain restrictions related to ownership and transferability that currently lapse two years (for ownership) and five years (for transfer) from the date of the grant. In 2000 and 1999, 95,814 and 62,800 shares of restricted stock, respectively, were issued under ITIP, of which 126,170 shares remain restricted at December 31, 2000. In 1998, the Company awarded 10,643 shares of restricted stock to certain key executives, of which none remain restricted at December 31, 2000. Compensation expense recorded for these grants was $2.4 million, $1.1 million and $1.2 million in 2000, 1999 and 1998, respectively.

NOTE 13 EMPLOYEE PENSION AND OTHER BENEFIT PLANS

Pension Plans

  The Company's pension plans include: (1) six qualified non-contributory defined benefit plans (for salaried employees and substantially all domestic hourly employees); (2) five non-qualified supplemental plans (for salaried employees whose benefits under the qualified plan are limited by federal legislation); (3) two qualifed defined contribution plans (for salaried and hourly Canadian employees); and (4) a non-qualified cash balance international plan (for select employees who are not eligible to participate in the U.S.- based plans because of citizenship). The vesting period for each plan is five years of service. The plans' benefit formulas are based on an employee's years of credited service and either (i) such employee's last five years average pay (salaried plan), (ii) a percentage of annual pay (international plan) or (iii) a flat dollar amount adjusted by a service-weighted multiplier (hourly plan).

  Pension costs are determined annually by independent actuaries and pension contributions to the qualified plans are made based on funding standards established under the Employee Retirement Income Security Act of 1974.

Other Benefit Plans

  The Company provides defined medical benefits to qualified retirees (and to their eligible dependents) who were salaried employees and defined life insurance benefits to qualified retirees who were salaried employees. In general, participants become eligible for these benefits upon retirement directly from the Company if they are at least 55 years old and the combination of their age and years of service with the Company equals 75 or more.

  Defined medical benefits cover most of the reasonable and customary charges for hospital, surgical, diagnostic and physician services and prescription drugs. Life insurance benefits are based on a percentage of final base annual salary and decline over time after retirement commences.

  The following tables provide a reconciliation of changes in the plans' benefit obligations and assets' fair values over the two-year period ended December 31, 2000 and a statement of the funded status as of December 31 of both years (in thousands):

                                        Pension Benefits     Other Benefits
                                        ------------------  ------------------
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------
Change in Benefit Obligation:
  Benefit obligation at beginning of
   year................................ $181,743  $189,782  $ 49,322  $ 58,747
  Service cost-benefits earned during
   the year............................    7,530     9,358     2,570     4,053
  Interest cost........................   13,631    12,723     3,209     3,511
  Amendments...........................    2,860       --        --        --
  Actuarial loss (gain)................    5,406   (20,575)   (8,573)  (15,126)
  Settlement (gain) loss...............     (333)      --        --        --
  Foreign currency exchange (gain)
   loss................................     (289)      960       (36)       79
  Settlement payments..................  (12,431)      --        --        --
  Benefits paid........................   (8,771)  (10,505)   (1,430)   (1,942)
                                        --------  --------  --------  --------
  Benefit obligation at end of year.... $189,346  $181,743  $ 45,062  $ 49,322
                                        ========  ========  ========  ========
Change in Fair Value of Assets:
  Fair value of assets at beginning of
   year................................ $182,666  $167,728  $    --   $    --
  Adjustment to fair value of assets...      --      4,587       --        --
  Actual return (loss) on plan assets..   (1,340)   15,911       --        --
  Employer contributions...............    3,802     4,152       --        --
  Administrative expenses..............     (248)     (247)      --        --
  Foreign currency exchange gain
   (loss)..............................     (567)    1,040       --        --
  Settlement payments..................  (12,293)      --        989     1,450
  Benefits paid........................   (8,771)  (10,505)     (989)   (1,450)
                                        --------  --------  --------  --------
  Fair value of assets at end of year.. $163,249  $182,666  $    --   $    --
                                        ========  ========  ========  ========
  Funded status........................ $(26,097) $    923  $(45,062) $(49,322)
  Unrecognized prior service cost......   11,499     6,612     1,528     1,676
  Unrecognized net loss (gain).........    2,754   (21,819)  (25,372)  (18,045)
  Unrecognized net obligation..........      143        50       --        --
                                        --------  --------  --------  --------
  Accrued cost......................... $(11,701) $(14,234) $(68,906) $(65,691)
                                        ========  ========  ========  ========

  The Company's non-qualified pension plans and postretirement benefit plans have Accumulated Benefit Obligations ("ABO") in excess of plan assets. The ABO was $15.7 million and $12.9 million for supplemental pension plans, $2.2 million and $2.0 million for the international pension plans, and $45.1 million and $49.3 million for postretirement benefit plans, at December 31, 2000 and 1999, respectively.

  The following table provides amounts recognized in the consolidated balance sheets as of December 31 (in thousands):

                                        Pension Benefits     Other Benefits
                                        ------------------  ------------------
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------
Amounts recognized in the consolidated
 balance sheets:
  Accrued benefit cost................  $(21,923) $(23,179) $(68,906) $(65,691)
  Intangible asset....................     6,357     3,151       --        --
  Accumulated other comprehensive
   income.............................     3,865     5,794       --        --
                                        --------  --------  --------  --------
  Net amount recognized...............  $(11,701) $(14,234) $(68,906) $(65,691)
                                        ========  ========  ========  ========

  In accordance with the provisions of SFAS No. 87, an adjustment was required to reflect a minimum liability for the supplemental pension plan in 2000, 1999 and 1998. As a result of such adjustment, an intangible asset was recorded and (to the extent the minimum liability adjustment exceeded the unrecognized net transition liability) Stockholders' equity was reduced $2.4 million, $3.5 million and $2.3 million (net of related deferred income tax benefits) at December 31, 2000, 1999 and 1998, respectively.

  The following table provides components of net periodic pension benefit cost for the indicated fiscal years (in thousands):

                             Pension Benefits            Other Benefits
                        ----------------------------  ----------------------
                          2000      1999      1998     2000    1999    1998
                        --------  --------  --------  ------  ------  ------
Components of net
 periodic pension
 benefit cost:
  Service cost......... $  7,530  $  9,358  $  8,665  $2,569  $4,022  $3,848
  Interest cost........   13,631    12,723    11,805   3,209   3,511   3,476
  Expected return on
   plan assets.........  (16,742)  (14,824)  (13,064)    --      --      --
  Recognition of net
   actuarial gain......     (691)     (215)     (281)   (280)   (165)   (128)
  Amortization of prior
   service cost........      729       730       796     148     148     278
  Amortization of loss
   (gain)..............      298       366       280    (993)    (97)    (12)
  Amortization of net
   obligation (asset)..      (93)     (204)     (163)    --      --      --
                        --------  --------  --------  ------  ------  ------
    Total net periodic
     pension benefit
     cost.............. $  4,662  $  7,934  $  8,038  $4,653  $7,419  $7,462
                        ========  ========  ========  ======  ======  ======

  For the pension plans, prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants. Postretirement benefits other than pensions are accrued during an employee's service to the Company.

  Assumptions used in measuring the Company's benefit obligation were as follows:

                                        Pension Benefits    Other Benefits
                                        ------------------  ----------------
                                          2000      1999     2000     1999
                                        --------  --------  -------  -------
   Weighted-average assumptions as of
    December 31:
     Discount rate.....................     7.75%     7.75%    7.75%    7.75%
     Expected return on plan assets....     9.25%     9.25%     N/A      N/A
     Rate of compensation increase.....     4.00%     4.00%    4.00%    4.00%

  The assumed health care cost trend rate to measure the expected cost of benefits was 7% for 2001, 6% for 2002 and 5% each year thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

                                                      1% Increase 1% Decrease
                                                      ----------- -----------
   Effect on total of service and interest cost
    components of net periodic postretirement health
    care benefit cost................................   $  944      $  (797)
   Effect on the health care component of the
    accumulated postretirement benefit obligation....   $6,047      $(5,260)

Savings Plan

  The Company has four qualified defined contribution savings plans, two that cover salaried employees and two that cover substantially all hourly employees. In addition, the Company has a non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulations.

When an employee meets eligibility requirements, the Company matches 100% of employee contributions of up to 6% and 4% of base salary for the salaried and hourly plans, respectively. The Company's matching contributions under these plans were $9.9 million, $9.7 million and $9.7 million in 2000, 1999 and 1998, respectively.

NOTE 14 DIVIDENDS, INTEREST AND OTHER INCOME

                                                                Years Ended
                                                               December 31,
                                                             ------------------
                                                             2000   1999  1998
                                                             -----  ----- -----
                                                               (in millions)
   Interest income.......................................... $10.5  $15.4 $18.5
   Foreign currency exchange gain (loss), net...............  (6.1)   8.2 (12.4)
   Gain on sale of exploration properties...................   1.6   20.6   3.6
   Recoveries from business interruption insurance..........   --     --    8.3
   Other....................................................   4.3    3.8   1.8
                                                             -----  ----- -----
     Total.................................................. $10.3  $48.0 $19.8
                                                             =====  ===== =====

NOTE 15 EXPENSES FOR ACQUISITION SETTLEMENT

  In the third quarter of 2000, the Company resolved a long-standing legal dispute regarding the acquisition of an additional interest in Minera Yanacocha, a gold mining operation located in Peru. The Company issued $40 million of NMC common stock, 2.6 million shares, under terms of the settlement and, charged $42.2 million, including expenses, to income.

  Prior to 1997, the Company's interest in Minera Yanacocha was 38% and was accounted for on an equity basis. Beginning in 1997, when the additional 13.35% interest was deemed to be acquired, Minera Yanacocha was consolidated into the Company's financial statements. The acquisition was disputed as described below.

  In November 1993, the French government announced its intention to privatize the mining assets of Bureau de Recherches Geologiques et Minieres, the geological and mining bureau of the French government ("BRGM") and in September 1994, BRGM announced its intention to transfer its 24.7% interest in Minera Yanacocha to a third party. The Company and Compania de Minas Buenaventura, S.A.A. ("Buenaventura"), then 38.0% and 32.3% owners of Minera Yanacocha, respectively, filed suit in Peru to seek enforcement of their preemptive rights with respect to the proposed BRGM transfer. In September 1996, the trial court ruled in favor of the Company and Buenaventura and held that the preemptive rights were triggered in November 1993, and that the value of the 24.7% interest was $109.3 million. In June 1998, the Peruvian Supreme Court issued a resolution upholding the decision.

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

  Under the settlement, all pending litigation and arbitration claims were dismissed, including the BRGM's claims against the government of Peru.

NOTE 16 WRITE-DOWN OF ASSETS

  In 2000, as a result of a prolonged period of low gold prices, the Company reduced the carrying value of its long-lived assets by $58.4 million. Specifically, the write-down related to the Holloway mine in Canada ($30.8 million), the short-lived Mesquite mine in California ($14.8 million), the Kori Kollo mine in Bolivia ($5.6 million), the acquisition cost of the Mezcala property in Mexico ($6.5 million) and the Battle Mountain Complex in Nevada ($0.7 million). The write-down reduced fixed assets by $30.8 million. Mesquite write-down reduced leach pad inventory by $9.7 million, capitalized mining by $1.4 million and fixed assets by $3.7 million. The Kori Kollo write-down reduced inventory by $4.9 million and fixed assets by $0.7 million.

  In 1999, the write-down of $39.5 million related to the Crown Jewel project in Washington ($36.0 million) and to Nevada stockpile inventories ($3.5 million). The Crown Jewel write-down related to mine development costs and represented the remaining carrying value of the property as a result of permitting uncertainties resulting from a January 2000 decision from the Washington Pollution Control Hearings Board decision that reversed its water rights permits and vacated its Clean Water Act certification.

  In 1998, the Company adjusted the carrying value of certain long-lived assets to their estimated fair values resulting in an impairment loss of $719.8 million ($529.6 million net of tax). The write-down included $587.6 million for Nevada operations, $49.9 million for Kori Kollo, $40.3 million for Crown Jewel, $13.4 million for acquisition costs related to certain exploration properties, $10.8 million for Reona at the Battle Mountain Complex in Nevada and $17.8 million for other investments (including $7.2 million at the Mesquite mine). The 1998 write-down related to Property, plant and mine development ($625.0 million), Ore-in-stockpiles inventories ($67.0 million), Materials and supplies inventory ($13.0 million) and Other long-term assets ($14 .8million).

NOTE 17 EQUITY IN LOSS OF AFFILIATES AND IMPAIRMENT

                                                          For the years ended
                                                             December 31,
                                                        -----------------------
                                                         2000   1999     1998
                                                        ------ ------- --------
   Equity loss in Batu Hijau........................... $9,923 $10,675 $  9,164
   Equity loss in Lihir Gold...........................    --    4,782    6,776
   Lihir Gold impairment...............................    --   76,170   89,962
                                                        ------ ------- --------
     Total............................................. $9,923 $91,627 $105,902
                                                        ====== ======= ========

  Financial information relating to the Company's equity investment in Batu Hijau was as follows (in millions):

                                                   Years Ended December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  -------- --------
   Sales......................................... $  431.3  $   15.2 $    --
   Interest income............................... $    0.5  $    --  $    --
   Interest expense.............................. $  133.0  $   17.1 $   11.0
   Depreciation and amortization................. $   81.6  $    8.8 $    0.1
   Net income (loss) before cumulative effect of
    a change in accounting Principle............. $  (98.6) $   10.3 $  (26.8)
   Cumulative effect of a change in accounting
    principle.................................... $    --   $    --  $  (49.3)
   Capital expenditures.......................... $  158.8  $  607.9 $  826.3
   Total assets at December 31,.................. $2,228.5  $2,107.6 $1,353.5

  The equity loss in Batu Hijau was $9.9 million in 2000 (based on 56.25% of Batu Hijau's net loss of $98.6 million plus $29.2 million of eliminated intercompany interest, $12.5 million for eliminated management fees, and $3.9 million for other items). In 1999, the Company's equity loss was $10.7 million (based on 56.25% of Batu Hijau's net income of $10.3 million plus $5.2 million of eliminated intercompany interest, reduced by $20.6 million to reclassify deferred tax benefits and increased by $1.2 million for other items) and in 1998, $9.2 million (based on 56.25% of the Batu Hijau loss after elimination of $11 million intercompany interest).

  As described in Note 1, Lihir Gold was accounted for as an equity investment prior to 2000. The Company recorded $76.2 million and $90.0 million in 1999 and 1998, respectively, for impairment losses resulting from declines in Lihir Gold's market value. Beginning in 2000, Lihir Gold stock was carried as marketable equity securities held for sale and as of December 31, 2000 were written down $23.9 million as an other than temporary loss resulting from the length of time and extent to which their market value had been less than their cost basis.

NOTE 18 ACCOUNTING CHANGES

  As described in Note 2, the Company changed its method of accounting for revenue recognition in the fourth quarter of 2000, effective January 1, 2000, to record sales upon delivery of third-party refined gold to the customer. Previously, revenue was recognized upon the completion of the production process, or when gold was poured into dore at the mine site. The cumulative effect of the change in accounting principle as of January 1, 2000 was $12.6 million, net of tax and minority interest.

  The Company adopted SOP 98-5 effective January 1, 1998. The change resulted in expensing certain costs incurred in the start-up phase of a project. Previously capitalized start-up costs (incurred prior to January 1, 1998) of $32.9 million (net of tax and minority interest) were reflected in the cumulative effect of the change and included approximately $18 million for Batu Hijau and $11 million for Nevada operations.

NOTE 19 SUPPLEMENTAL CASH FLOW INFORMATION

  Net cash provided by operating activities included the following cash payments (in thousands):

                                                       Years Ended December 31,
                                                       ------------------------
                                                        2000    1999     1998
                                                       ------- ------- --------
   Income taxes, net of refunds....................... $86,608 $28,500 $ 57,278
   Interest, net of amounts capitalized............... $91,510 $73,422 $102,748

  In 2000, NMC issued 2.6 million shares of common stock in conjunction with the acquisition settlement described in Note 15 that resulted in noncash increases to Common stock ($4.2 million) and Additional paid-in capital ($35.8 million).

  In 2000, Minera Yanacocha entered into certain leases that resulted in a noncash increase to Property, plant and mine development and Long-term debt ($2.3 million).

  In December 1999, Minera Yanacocha assumed certain equipment lease and purchase agreements (see Note 8) that resulted in a noncash increase to Property, plant and mine development and Long-term debt ($12.4 million).

  In the third quarter of 1999, NMC entered into two put and call option contracts described in Note 10. As a result, noncash increases to Put option premiums and Fair value of written call options ($37.6 million) were recorded for the initial fair value of these contracts.

  In October 1998, NMC acquired the remaining 6.25% interest in NGC. As described in Note 1, this transaction resulted in noncash increases to:
Stockholders' equity ($259 million), Investment in Batu Hijau ($122 million), Property, plant and mine development ($85 million), Deferred income tax liability ($54 million); and a noncash decrease to Minority interest ($107 million).

  In 1998, the Company retired mostly fully depreciated property, plant and mine development with an original cost of $50 million, which is not reflected in the statements of consolidated cash flows.

NOTE 20 SEGMENT AND RELATED INFORMATION

  The Company predominantly operates in a single industry as a worldwide corporation engaged in gold production, exploration for gold and acquisition of gold properties. The Company has operations in North America, South
America, Indonesia, Uzbekistan and Australia and its reportable segments are based on the geographic location of these operations. Earnings from operations do not include general corporate expenses, interest (except project-specific interest) or income taxes (except for equity investments).

  Financial information relating to the Company's consolidated segments is as follows (in millions):

                            North       South              Zarafshan-
Year Ended December 31,    American   American   Minahasa,  Newmont,
2000                      Operations Operations* Indonesia Uzbekistan Australia  Other    Consolidated
- -----------------------   ---------- ----------- --------- ---------- --------- --------  ------------
Sales...................   $1,011.1    $572.9     $120.9     $ 70.2     $31.5   $    2.8    $1,809.4
Interest income.........   $    --     $  3.6     $  0.1     $  --      $ --    $    6.8    $   10.5
Interest expense........   $    0.3    $  5.1     $  --      $  1.7     $ --    $   87.6    $   94.6
Depreciation and
 amortization...........   $  211.2    $ 97.1     $ 25.0     $ 13.3     $ 4.4   $    8.4    $  359.4
Pre-tax income (loss)
 before minority
 interest, equity loss
 and cumulative effect
 of a change in
 accounting principle...   $   22.7    $214.8     $ 45.5     $ 23.1     $15.5    $(301.6)   $   20.0
Cumulative effect of a
 change in accounting
 principle..............   $   (5.2)   $ (5.2)    $ (2.1)    $ (2.4)    $(0.1)  $    2.4    $  (12.6)
Significant non-cash
 items:
 Amortization of
  capitalized mining....   $   95.4    $  --      $  7.7     $  --      $ --    $    --     $  103.1
 Write-down of assets...   $   45.5    $  5.6     $  --      $  --      $ --    $    7.3    $   58.4
Capital expenditures....   $  121.7    $284.7     $  2.2     $  4.3     $ 4.9   $    3.1    $  420.9
Total assets at December
 31, 2000...............   $1,849.7    $881.7     $ 96.8     $ 97.3     $30.8   $  960.5    $3,916.8
- --------
* Not reduced for minority interest

                            North       South              Zarafshan-
Year Ended December 31,    American   American   Minahasa,  Newmont,
1999                      Operations Operations* Indonesia Uzbekistan Australia  Other    Consolidated
- -----------------------   ---------- ----------- --------- ---------- --------- --------  ------------
Sales...................   $  865.8    $549.2     $118.3     $ 75.3     $18.5   $    --     $1,627.1
Interest income.........   $    --     $  3.8     $  0.1     $  --      $ --    $   11.5    $   15.4
Interest expense........   $    0.4    $  7.5     $   --     $  2.7     $ --    $   67.1    $   77.7
Depreciation and
 amortization...........   $  168.2    $ 92.4     $ 23.0     $ 11.2     $ 2.8   $    6.2    $  303.8
Pre-tax income (loss)
 before minority
 interest and equity
 loss...................   $   49.0    $184.9     $ 58.5     $ 17.2     $ 7.3   $ (257.4)   $   59.5
Significant non-cash
 items:
 Amortization of
  capitalized mining....   $   30.6    $  --      $  7.2     $  --      $ --    $    0.5    $   38.3
 Write-down of assets...   $    3.5    $  --      $  --      $  --      $ --    $   35.9    $   39.4
Capital expenditures....   $   85.0    $133.3     $ 10.8     $  3.2     $10.2   $   27.7    $  270.2
Total assets at December
 31, 1999...............   $1,998.7    $677.8     $132.6     $107.4     $36.0   $  999.4    $3,951.9
- --------
* Not reduced for minority interest

                            North       South              Zarafshan-
Year Ended December 31,    American   American   Minahasa,  Newmont,
1998                      Operations Operations* Indonesia Uzbekistan Australia  Other    Consolidated
- -----------------------   ---------- ----------- --------- ---------- --------- --------  ------------
Sales...................   $1,055.6    $496.4     $ 96.6     $ 55.1     $14.4   $   12.4    $1,730.5
Interest income.........   $    --     $  3.2     $  0.2     $  --      $ --    $   15.1    $   18.5
Interest expense........   $    0.4    $  9.0     $ --       $  5.1     $ --    $   82.1    $   96.6
Depreciation and
 amortization...........   $  226.8    $100.4     $ 20.1     $ 11.3     $ 1.5   $    8.6    $  368.7
Pre-tax income (loss)
 before minority
 interest, equity loss
 and cumulative effect
 of a change in
 accounting principle...   $ (488.7)   $118.4     $ 41.2     $ (0.5)    $ 6.2   $ (267.6)   $ (591.0)
Cumulative effect of a
 change in accounting
 principle..............   $  (10.6)   $  --      $ (1.5)    $ (2.5)    $ --    $  (18.3)   $  (32.9)
Significant non-cash
 items:                                                                 $ --
 Amortization of
  capitalized mining....   $   48.4    $  --      $  4.2     $  --      $ --    $   11.2    $   63.8
 Write-down of assets...   $  606.6    $ 49.9     $  --      $  --      $ --    $   63.3    $  719.8
Capital expenditures....   $  132.0    $ 85.8     $  6.4     $  0.9     $ 8.2   $   29.2    $  262.5
Total assets at December
 31, 1998...............   $2,078.6    $608.1     $147.2     $122.3     $24.8   $1,041.0    $4,022.0

- --------
* Not reduced for minority interest

  Revenues from export and domestic sales were as follows (in millions):

                                                     Years Ended December 31,
                                                    ----------------------------
                                                      2000      1999      1998
                                                    --------  --------  --------
   Europe.......................................... $1,446.6  $1,350.8  $1,382.0
   Canada..........................................    141.6     124.7     131.9
   Bolivia.........................................     81.1      84.9     103.9
   United States...................................      6.6       5.0      21.2
   Other...........................................    162.2      80.2      91.5
                                                    --------  --------  --------
     Total......................................... $1,838.1* $1,645.6* $1,730.5
                                                    ========  ========  ========

- --------
* Excludes $9.6 million for gold delivery requirements associated with the pre-paid forward sale contract in 2000, and $19.1 million and $18.5 million for put option premium amortization in 2000 and 1999, respectively.

  Long-lived assets in the United States and other countries are as follows (in millions):

                                                               As of December 31
                                                               -----------------
                                                                 2000     1999
                                                               -------- --------
   United States.............................................. $1,806.8 $1,890.9
   Canada.....................................................    119.2    163.8
   Indonesia..................................................    590.7    569.8
   Peru.......................................................    619.5    414.8
   Bolivia....................................................     34.8     53.2
   Other......................................................    133.6    208.5
                                                               -------- --------
                                                               $3,304.6 $3,301.0
                                                               ======== ========

  The Company is not economically dependent on a limited number of customers for the sale of its product because gold can be sold through numerous commodity market traders worldwide. In 2000, sales to one customer totaled $1.1 billion or 62% of total sales. In 1999, sales to two customers totaled $771 million and $531 million or 47% and 32%, respectively. In 1998, sales to two customers totaled $869 million and $264 million or 51% and 15% of total sales, respectively.

NOTE 21 COMMITMENTS AND CONTINGENCIES

Environmental Obligations

  The Company's mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2000 and December 31, 1999, $108.9 million and $89.8 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

  Certain appeals were filed by third parties with the Department of Interior Board of Land Appeals in conjunction with the Twin Creeks Environmental Impact Statement. Those appeals sought to impose mitigation and other conditions on the mine operations. The Company has been recently advised that such appeals have been resolved in the Company's favor at the administrative level.

  In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company's best estimate of its liability for these matters, $63.5 million and $56.6 million were accrued for such obligations at December 31, 2000 and December 31, 1999, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 40% greater or lower than the amount accrued at December 31, 2000. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised.

  Details about certain of the more significant sites involved are discussed below.

 Idarado Mining Company ("Idarado")--80.1% owned

  In July 1992, the Company and Idarado signed a consent decree with the State of Colorado ("State") that was agreed to by the U.S. District Court of Colorado to settle a lawsuit brought by the State under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), generally referred to as the "Superfund Act." Idarado settled natural resources damages and past and future response costs and provided habitat enhancement work. In addition, Idarado agreed in the consent decree to undertake specified remediation work at its former mining site in the Telluride/Ouray area of Colorado. Remediation work at this property is substantially complete. If the remediation does not achieve specific performance objectives defined in the consent decree, the State may require Idarado to implement supplemental activities at the site, also as defined in the consent decree. Idarado and the Company have obtained a $7.0 million reclamation bond to secure their potential obligations under the consent decree.

 Resurrection Mining Company ("Resurrection")--100% owned

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

 Dawn Mining Company LLC ("Dawn")--51% owned

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

 San Luis, Colorado--100% owned

  The San Luis open-pit gold mine in southern Colorado was operated by Battle Mountain and ceased operations in November 1996. Since then substantial closure and reclamation work has been undertaken. In 1998, Battle Mountain provided notice to regulatory agencies and began implementation of a response plan for identified elevated levels of naturally-occurring constituents detected in its monitoring well located downgradient from the west pit of the mine. In early 1999, the Colorado Mined Land Reclamation Board held a formal public hearing to consider the matter and determined that no violation had occurred. Subsequently, Battle Mountain has received approval for a number of technical revisions to the current permit which outline the necessary response actions to be taken with respect to remediation and protection of the uncontaminated portion of the aquifer. In August 1999, the Colorado Department of Public Health and Environment (CDPHE") issued a notice of violation of the Water Quality Control Act and in October 1999 amended the notice to authorize operation of a water treatment facility and the discharge of treated water. Battle Mountain has made all submittals required by the CDPHE notice and conducted the required response activities. Battle Mountain negotiated a settlement with CDPHE resolving alleged violations that was effective September 1, 2000. In October 2000, the CDPHE received an "Application for Reconsideration of Order for Civil Penalty" by project opponents seeking to appeal the terms of the settlement. The application was denied by CDPHE. The parties have filed a judicial appeal in the District Court for Costilla County, Colorado, naming the CDPHE as defendant. Battle Mountain has intervened in the appeal to protect its interests in the settlement. In 2000 and 1999, the remediation liability for San Luis was increased $13.2 million and $9.5 million, respectively. The Company cannot reasonably predict the likelihood or outcome of this or any future action against Battle Mountain or the Company relating to this site.

Guarantee of Third Party Indebtedness

  The Company guaranteed a former subsidiary's $35.7 million Pollution Control Revenue Bonds, due 2009. The former subsidiary is BHP Copper Inc., formerly known as Magma Copper Company. It is expected that the Company will be required to remain liable on this guarantee as long as the bonds remain outstanding; however, the Company has not been required to pay any of these amounts, nor does it expect to have to pay any in the future.

Other Commitments and Contingencies

  In June 2000, a transport contractor of Minera Yanacocha spilled approximately 151 kilograms of mercury near the town of Choropampa, Peru, which is located 53 miles southwest of the mine. Mercury is a byproduct of gold mining and was sold to a Lima firm for use in medical instrumentation and industrial applications. A comprehensive health and environmental remediation program was undertaken by Minera Yanacocha. In August 2000, Minera Yanacocha paid under protest a fine of 1,740,000 soles (approximately US$500,000) to the Peruvian government. Minera Yanacocha entered into agreements with three of the communities impacted by this incident to provide a variety of public works as compensation for the disruption and inconvenience caused by the incident. Estimated costs of $10.0 million for these improvements, other remediation efforts, personal compensation and the fine were included in Other expense in 2000. The Company cannot reasonably predict the likelihood of any additional expenditures related to this matter.

  Under a 1992 agreement with Barrick Goldstrike Mines Inc. ("Barrick"), Barrick mined the Deep Post deposit, which is located on both companies' property and with respect to which both companies shared mining costs and dewatering costs. The Company paid $36.5 million and $14.5 million for its share of such costs in 2000 and 1999, respectively. No payments were made in 1998 and mining was completed during 2000.

  The Golden Giant property in Canada includes a quarter claim acquired from two unrelated mining companies that retained a 50% net profits royalty based on a deemed production rate of 500 tons per day. In addition, a 3% net smelter return is paid to the original quarter claim prospectors.

  In a 1993 asset exchange, a wholly-owned subsidiary transferred a coal lease under which the subsidiary had collected advance royalty payments totaling $484 million. From 1994 to to 2018, remaining payments under the lease to the transferee total $390 million. In the event of title failure as stated in the lease, this subsidiary has a primary obligation to refund previously collected payments and has a secondary obligation to refund any of the $390 million collected by the transferee, if the transferee fails to meet its refund obligation The subsidiary has no direct liability to the lessor and has title insurance on the leased coal deposits of $240 million covering the secondary obligation. The Company and the subsidiary regard the circumstances entitling the lessor to a refund as remote. The Company has agreed to maintain the subsidiary's net worth at $108 million until July 1, 2005.

  The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements.

  At December 31, 2000, there were $95.6 million of outstanding letters of credit and surety bonds primarily for bonding reclamation plans and reinsurance agreements. The surety bonds and letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

  The Company is from time to time involved in various legal proceedings of a character normally incident to its business. It does not believe that adverse decisions in any pending or threatened proceeding or that amounts which it may be required to pay by reason thereof will have a material adverse effect on its financial condition or results of operations.

NOTE 22 UNAUDITED SUPPLEMENTARY DATA

Quarterly Data

  The following is a summary of selected quarterly financial information (in millions except per share amounts):

                                                     2000
                          ----------------------------------------------------------
                                       Three Months Ended
                          ---------------------------------------------  Year Ended
                          March 31, June 30, September 30, December 31, December 31,
                          --------- -------- ------------- ------------ ------------
Sales...................   $453.2    $411.1     $419.4       $ 525.8      $1,809.5
Gross profit(/1/).......   $105.7    $ 86.9     $ 73.9       $ 116.3      $  382.8
Net income (loss) before
 cumulative effect of a
 change in accounting
 principle applicable to
 common
 shares(/2/)(/3/).......   $  6.1    $(25.9)    $(36.5)      $( 33.5)     $  (89.8)
Net loss applicable to
 common shares..........   $ (6.5)   $(25.8)    $(36.5)      $ (33.5)     $ (102.3)
Net income (loss) before
 cumulative effect of a
 change in accounting
 principle per common
 share, basic and
 diluted................   $ 0.03    $(0.13)    $(0.19)      $ (0.18)     $  (0.47)
Net income (loss) per
 common share, basic and
 diluted................   $(0.03)   $(0.13)    $(0.19)      $ (0.18)     $  (0.53)
Basic weighted average
 shares outstanding.....    191.9     192.0      192.2         192.8         192.2
Dividends declared per
 NMC common share.......   $ 0.03    $ 0.03     $ 0.03       $  0.03      $   0.12
Closing price of NMC
 common stock...........   $22.44    $21.63     $17.00       $ 17.06      $  17.06
                                                     1999
                          ----------------------------------------------------------
                                       Three Months Ended
                          ---------------------------------------------  Year Ended
                          March 31, June 30, September 30, December 31, December 31,
                          --------- -------- ------------- ------------ ------------
Sales...................   $380.9    $369.2     $382.5       $ 494.5      $1,627.1
Gross profit(/1/).......   $ 75.4    $ 58.4     $ 62.9       $ 144.9      $  341.6
Net income (loss).......   $ (4.6)   $(10.1)    $(59.0)      $ (28.3)     $ (102.0)
Net income (loss) per
 common share, basic and
 Diluted................   $(0.02)   $(0.05)    $(0.31)      $ (0.15)     $  (0.53)
Basic weighted average
 shares outstanding.....    191.4     191.5      191.6         191.7         191.6
Dividends declared per
 NMC common share.......   $ 0.03    $ 0.03     $ 0.03       $  0.03      $   0.12
Closing price of NMC
 common stock...........   $17.50    $19.88     $25.88       $ 24.50      $  24.50

- --------
(1) Sales less costs applicable to sales and depreciation, depletion and amortization.
(2) In the quarter ended December 31, 2000, the Company changed its method of accounting for revenue recognition, as described in Note 19. The accounting principle was applied retroactively to January 1, 2000, and 2000 quarterly information was restated.
(3) Included an after-tax charge of $0.4 million, none, $1.4 million and $1.3 million in the quarters ended March 31, June 30, September 30 and December 31, respectively, for expenses related to the change in accounting principle and an after-tax impairment charge of $21.3 million, in the quarter ended December 31.

Ratio of Earnings to Fixed Charges

  The ratio of earnings to fixed charges was 1.4, 0.5, (5.2), 1.9, and 1.1 for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively. The ratio of earnings to fixed charges represents income before income taxes and interest expense divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Earnings in 1998 were inadequate to cover fixed charges, with a deficiency of $706 million. The Company guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.

                        NUSA TENGGARA PARTNERSHIP V.O.F.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands of United States dollars)

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
Sales and other income
  Copper sales.................................. $431,325  $ 15,213  $    --
  Interest income...............................      568        11        93
                                                 --------  --------  --------
                                                  431,893    15,224        93
                                                 --------  --------  --------
Costs and expenses
  Costs applicable to sales.....................  321,501    15,618       --
  Depreciation and amortization.................   85,319     9,310       120
  Exploration...................................      768        24     1,471
  General and administrative....................       26        59       194
  Interest expense..............................   98,302    11,967       --
  Other.........................................        7    14,071    14,231
                                                 --------  --------  --------
                                                  505,923    51,049    16,016
                                                 --------  --------  --------
Net loss before tax and cumulative effect of a
 change in accounting principle.................  (74,030)  (35,825)  (15,923)
Income tax benefit (expense)....................    3,269    47,671    (3,361)
                                                 --------  --------  --------
Net income (loss) before cumulative effect of a
 change in accounting principle.................  (70,761)   11,846   (19,284)
  Cumulative effect of a change in accounting
   principle....................................      --        --    (50,126)
                                                 --------  --------  --------
Net income (loss)............................... $(70,761) $ 11,846  $(69,410)
                                                 ========  ========  ========


   The accompanying notes are an integral part of these financial statements.

                        NUSA TENGGARA PARTNERSHIP V.O.F.

                          CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands of United States dollars)

                                                             At December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
                         ASSETS
Assets
  Cash and cash equivalents.............................. $   10,395 $    3,407
  Accounts receivable from affiliates....................        100         62
  Metal sales receivables................................     53,529      2,252
  Value added taxes receivable...........................     52,638     35,000
  Inventories............................................     86,251     94,744
  Other..................................................      6,098      2,077
                                                          ---------- ----------
    Current assets.......................................    209,011    137,542
                                                          ---------- ----------
Non-current assets
  Ore inventory..........................................     57,116     14,417
  Property, plant and mine development--net..............  2,020,386  1,956,515
  Debt issuance costs....................................     21,360     26,849
  Value added taxes receivable...........................        --      62,500
  Deferred tax assets....................................     57,098     50,738
  Other..................................................        100        100
                                                          ---------- ----------
    Non-current assets...................................  2,156,060  2,111,119
                                                          ---------- ----------
    Total assets......................................... $2,365,071 $2,248,661
                                                          ========== ==========

            LIABILITIES AND PARTNERS' EQUITY
Liabilities
  Current portion of senior debt......................... $   86,732 $      --
  Related party debt and interest........................    268,469    195,478
  Working capital loan and accrued interest to
   affiliates............................................     15,035        --
  Accounts payable and accrued expenses..................    108,159    139,099
  Accounts payable--affiliates...........................     72,636     53,024
  Deferred revenue                                             6,587      6,198
  Taxes payable..........................................      5,620      4,906
  Other..................................................      5,453      4,418
                                                          ---------- ----------
    Current liabilities..................................    568,691    403,123
  Senior debt............................................    913,268  1,000,000
  Reclamation liabilities................................      2,013        132
                                                          ---------- ----------
    Total liabilities....................................  1,483,972  1,403,255
                                                          ---------- ----------
Partners' Equity
  Capital account--Newmont Indonesia Limited.............    495,618    475,541
  Capital account--Nusa Tenggara Mining Corporation......    385,481    369,865
                                                          ---------- ----------
    Total partners' equity...............................    881,099    845,406
                                                          ---------- ----------
    Total liabilities and partners' equity............... $2,365,071 $2,248,661
                                                          ========== ==========

   The accompanying notes are an integral part of these financial statements.

                        NUSA TENGGARA PARTNERSHIP V.O.F.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                (Amounts in thousands of United States dollars)

                                                     NIL       NTMC
                                                    56.25%    43.75%    Total
                                                   --------  --------  --------
Balance at December 31, 1997...................... $325,517  $253,180  $578,697
Cash contributions................................  130,838   101,763   232,601
Net loss for the year.............................  (39,043)  (30,367)  (69,410)
                                                   --------  --------  --------
Balance at December 31, 1998......................  417,312   324,576   741,888
Cash contributions................................   51,566    40,106    91,672
Net income for the year...........................    6,663     5,183    11,846
                                                   --------  --------  --------
Balance at December 31, 1999......................  475,541   369,865   845,406
Cash contributions................................   59,880    46,574   106,454
Net loss for the year.............................  (39,803)  (30,958)  (70,761)
                                                   --------  --------  --------
Balance at December 31, 2000...................... $495,618  $385,481  $881,099
                                                   ========  ========  ========



   The accompanying notes are an integral part of these financial statements.

                        NUSA TENGGARA PARTNERSHIP V.O.F.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Amounts in thousands of United States dollars)

                                                 Years Ended December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
Operating Activities
  Net income (loss)........................... $ (70,761) $  11,846  $ (69,410)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Depreciation and amortization.............    85,319      9,310        120
    Deferred tax benefit......................    (6,360)   (50,738)       --
    Cumulative effect of a change in an
     accounting principle.....................       --         --      50,126
  (Increase) decrease in operating assets:
    Accounts and other receivables............   (60,770)    (2,155)         9
    Inventories...............................   (57,803)  (100,980)     8,181
    Other assets..............................         2        177    (27,942)
  Increase in operating liabilities:
    Accounts payable..........................    94,855     78,310     14,763
    Other liabilities.........................     2,439     13,725      3,628
                                               ---------  ---------  ---------
Net cash used in operating activities.........   (13,079)   (40,505)   (20,525)
                                               ---------  ---------  ---------
Investing Activities
  Value added taxes...........................    54,317    (35,928)   (54,077)
  Additions to property, plant and mine
   development................................  (212,349)  (567,950)  (806,597)
                                               ---------  ---------  ---------
Net cash used in investing activities.........  (158,032)  (603,878)  (860,674)
                                               ---------  ---------  ---------
Financing Activities
  Equity contributions from Newmont Indonesia
   Limited....................................    59,880     51,566    130,838
  Equity contributions from Nusa Tenggara
   Mining Corporation.........................    46,574     40,106    101,763
  Proceeds from senior debt...................       --     360,000    640,000
  Proceeds from Partners (NIL & NTMC).........    56,747    191,827        --
  Proceeds from working capital loan from
   affiliates.................................    35,000        --         --
  Repayment of working capital loan to
   affiliates.................................   (20,000)       --         --
  Debt issuance costs.........................      (102)    (1,403)    (1,390)
                                               ---------  ---------  ---------
Net cash provided by financing activities.....   178,099    642,096    871,211
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................     6,988     (2,287)    (9,988)
Cash and cash equivalents at beginning of
 year.........................................     3,407      5,694     15,682
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $  10,395  $   3,407  $   5,694
                                               =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                       NUSA TENGGARA PARTNERSHIP V.O.F.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

  Nusa Tenggara Partnership V.O.F. ("NTP" or the "Partnership") is a general partnership organized under the laws of The Netherlands. NTP is 56.25%-owned by Newmont Indonesia Limited ("NIL"), a subsidiary of Newmont Mining Corporation ("NMC"), both Delaware, U.S.A. corporations, and 43.75%-owned by Nusa Tenggara Mining Corporation ("NTMC"), a Japanese corporation owned by Sumitomo Corporation ("Sumitomo") (74.3%), Sumitomo Metal Mining Co., Ltd. (14.3%), Mitsubishi Materials Corporation (7.1%) and Furukawa Co., Ltd. (4.3%). Both NMC and Sumitomo have significant participating rights in the NTP business and unanimous approval is needed for various NTP decisions.

  NTP was formed to develop and mine the Batu Hijau copper/gold deposit located in Sumbawa, Nusa Tenggara Barat, Indonesia. Proven and probable reserves totaled 10.0 billion and 10.5 billion pounds of copper and 11.7 million and 11.8 million ounces of gold, at December 31, 2000 and 1999, respectively. Operations commenced in the fourth quarter of 1999, with initial sales of concentrate in December 1999. Copper sales totaled 523.0 million and
18.2 million pounds and gold sales totaled 317,100 ounces and 11,300 ounces of gold for 2000 and 1999, respectively. The cost for the development of the open-pit mine, mill and infrastructure, including employee housing, a port, electrical generation facilities, interest during construction and working capital was approximately US$1.83 billion.

  NTP holds an 80% interest in P.T. Newmont Nusa Tenggara ("PTNNT"), an Indonesian corporation that holds the Contract of Work ("COW") issued by the Indonesian government, granting PTNNT sole rights to develop the Batu Hijau mine. The remaining 20% interest in PTNNT is held by P.T. Pukuafu Indah ("PTPI"), an unrelated Indonesian company. PTPI's interest is a "carried interest" such that at the request of PTPI, NTP funds PTPI's share of capital contributions to PTNNT. Contributions made on behalf of PTPI are recoverable by NTP from 70% of PTPI's share of future dividends from PTNNT. (See Note 9)

  Substantially all Partnership transactions relate to its 80% interest in PTNNT. Certain NTP and PTNNT actions and transactions require unanimous approval of NTP partners.

  Copper and gold mining requires the use of specialized facilities and technology. PTNNT relies heavily on such facilities to reach and maintain its production levels. Also, the cash flow and profitability of PTNNT's operations are significantly affected by market prices of copper and gold. Such commodity prices fluctuate widely and are affected by numerous factors beyond PTNNT's control.

  Over the past four years, Indonesia has experienced significant fluctuations of its currency, the Rupiah. The country also faces political and social challenges. NTP's cost and debt structure is primarily U.S. dollar-denominated. To the extent that there are fluctuations in the Rupiah, its devaluation is generally economically neutral or beneficial to NTP since local salaries and supply contracts will decrease against the U.S. dollar. Excluding certain tax receivables described in Note 2, PTNNT's activities have not been materially affected by the economic, social and political situation in Indonesia, primarily because they are located in a remote location.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Financial Statements

  The financial statements have been prepared using generally accepted accounting principles of the United States ("U.S. GAAP").

 Principles of Consolidation

  The financial statements reflect the consolidated financial position and the results of operations of NTP and PTNNT. Because PTPI's interest in PTNNT is a "carried interest", PTNNT is consolidated on a 100% basis with no minority interest as PTPI has not earned into its 20% interest. All significant intercompany balances and transactions have been eliminated.

 Foreign Currency Transactions and Balances

  NTP maintains its accounting records in U.S. dollars ("USD" or "US$"). The USD is the functional currency of NTP. Transactions in other currencies are recorded in USD based on exchange rates prevailing at the time of such transactions. Monetary assets and liabilities denominated in other currencies are translated into USD at exchange rates prevailing at the balance sheet dates, and any resulting gains or losses are reflected in current earnings.

 Cash and Cash Equivalents

  Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are primarily invested in money market accounts.

 Taxes Receivable

  PTNNT pays value added taxes ("VAT") on its purchases of goods and services. VAT paid while in the "development stage" is statutorily refundable within a twelve-month period from submission of a formal refund claim to the Indonesian tax authorities. Beginning December 1999, VAT is refundable each month, up to a maximum amount equal to 7% of the total concentrate export value. If the VAT refund exceeds 7% of total concentrate export value, such excess is carried forward to the next month and the cumulative un-recovered VAT refund is subject to that month's maximum.

  VAT payments and refunds are local currency transactions, and consequently are subject to exchange rate fluctuations. VAT receivable balances are adjusted to reflect the Rupiah / USD exchange rate as of the balance sheet dates and are classified as current or long-term based on expected refund date.

 Inventories

  Current and non-current ore inventory and concentrate inventory are stated at the lower of average cost or net realizable market value. Included in the valuation of these inventories is all direct cost associated with the mining of the ore as well as an allocable portion of mine support costs. The carrying value for concentrate inventory also includes related processing costs. Depreciation and amortization costs are not included in the inventory valuation. Materials and supplies inventories are valued at cost including tax and inland freight.

 Property, Plant and Mine Development

  Expenditures for new facilities or expenditures that extend the useful lives of existing facilities are capitalized and depreciated over the estimated productive lives of the facilities. Depreciation for mining and milling life-of-mine assets is determined using unit-of-production method based on estimated life-of-mine tonnage. Other assets are depreciated on a straight-line basis over the estimated productive lives, ranging from four to 10 years or the mine life.

  The Partnership adopted AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") effective January 1, 1998. Under this accounting method, certain costs, such as organization, training and pre-feasibility expenses, incurred in the start-up phase of a project are expensed as incurred. This change resulted in expensing certain start-up costs that totaled US$14.2 million in 1998 (included in other expense). Previously capitalized start-up costs (incurred prior to January 1, 1998) of US$50.1 million were expensed as the cumulative effect of the accounting change in 1998.

  The excess of the agreed fair value of the assets contributed to NTP when it was initially funded over the historical cost basis was recorded as deferred mineral rights (Note 3). Such costs are amortized by the unit-of-production method during the production life-of-mine.

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

  Interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use.

  Gains or losses from normal sales or retirements of assets are included in other income or expense.

 Asset Impairment

  The Partnership reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which asset carrying value exceeds its fair value. Fair value is generally determined using estimated future cash flow analysis. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows include estimates of recoverable pounds and ounces, metal prices (considering current and historical prices, price trends and related factors), production, capital and reclamation costs, all based on detailed engineering life-of-mine plans. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flow from other asset groups. This is computed by using all assets related to the Batu Hijau mine. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and actual market conditions and/or the Partnership's performance could have a material effect on the Partnership's financial position and results of operations.

 Debt Issuance Costs

  Costs incurred to arrange the third party senior debt for development of PTNNT's Batu Hijau mine, including financial advisory fees, legal fees, loan origination and commitment fees, accounting and tax advisory services, etc., were capitalized as deferred debt issuance costs. Such costs are amortized over the term of the loan which started at the beginning of commercial production (as defined by the senior debt agreement) using the effective interest method. Amortization of debt issuance costs is included as a component of interest expense.

 Revenue Recognition

  Copper sales are recognized when the title of the concentrates is transferred to the buyer which coincides with the transfer of the risk of loss that passes to the buyer when the concentrates are moved over the vessel's rail at the Port. Certain conditions are met prior to recognizing revenue. Such conditions are (1) issuance of an initial assays and weight certificate,
(2) issuance of a provisional invoice and (3) loading of concentrates. Concentrate sales are recorded based on 100% of a provisional sales price that is in accordance with terms specified in customer contracts. Factors entering into the calculation of the provisional sales price are (1) metals prices, pursuant to the terms of related contracts, calculated using the price from the second calendar week prior to shipment and based on London Metals Exchange prices and (2) treatment and refining charges. In accordance with contract terms, 90% of the revenue is collected within three business days after concentrate arrives at the smelter. The balance is received at final settlement and is based on the average copper price in the third month after the month of arrival. Until final settlement occurs, adjustments to the provisional sales price are made to take into account metal price changes, based upon month-end market prices, and metal quantity upon receipt of the final assay and weight certificate, if different from the initial certificate. Final delivery to purchasers in Japan, Korea, and Australia takes approximately 14 days and to purchasers in Europe approximately 30 days. During the periods presented, the maximum price adjustment was 2% for copper and 3% for gold. Risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date recorded and the date of final settlement.

 Deferred Revenue

  Cash has been received by NTP on certain concentrates prior to shipment. Proceeds received from such advance sales are recorded as deferred revenue and are recognized in income when shipped.

 Mining Costs

  Due to the diverse grade and waste-to-ore ratios over the mine life, mining costs are capitalized or deferred and are charged to operations on the basis of the average life-of-mine grade and waste-to-ore ratios per equivalent unit of copper recovered.

 Reclamation Costs

  Estimated future reclamation costs are based principally on legal and regulatory requirements. Such costs are accrued and charged over the expected operating life of the mine using the units-of-production method.

 Income Taxes

  PTNNT accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of its assets and liabilities and the related income tax basis of such assets and liabilities. This method generates a net deferred income tax asset or net deferred income tax liability as of the end of the year, as measured by the statutory tax rates in effect as enacted. PTNNT derives its deferred income tax benefit or charge by recording the change in the net deferred income tax asset or net deferred income tax liability balance for the year.

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

 Commodity Instruments

  PTNNT does not acquire, hold or issue commodity instruments for trading or speculative purposes. Financial instruments are used to manage copper price risk. Copper is an internationally traded commodity, and its prices are effectively determined by the London Metals Exchange ("LME"). On a limited basis, PTNNT hedges sales commitments by entering into copper swap contracts. Swap contracts are settled at the LME average monthly price in accordance with the terms of the contracts. In addition, PTNNT has put in place derivative instruments against the Australian dollar. These derivative instruments on the Australian dollar relate to Australian denominated purchases. Gains or losses on these contracts are recognized in income when the hedged transaction occurs.

  Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133 is effective January 1, 2001. SFAS No. 133 requires recognition of derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses must be recorded in either other comprehensive income or current earnings, depending on the nature of the instrument. Upon adoption, an asset of US$357 thousand will be recorded for the fair value of copper swap contracts that qualify as cash flow hedges, with offsetting benefit of US$232 thousand to other comprehensive income and a decrease of US$125 thousand to deferred income tax asset. The Australian currency exchange contract upon adoption will be marked to market with a charge to earnings of US$27 thousand.

 Comprehensive Income

  In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Partnership has no comprehensive income items in 2000, 1999 and 1998.

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

 Reclassifications

  Certain amounts in prior years have been reclassified to conform to the 2000 presentation.

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

4. INVENTORIES

  Inventories consisted of the following (in thousands of US$):

                                                               At December 31,
                                                             -------------------
                                                              2000    1999
                                                             ------- -------
   Current:
     Ore inventory.......................................... $ 6,932 $13,685
     Concentrate inventory..................................   3,090  19,861
     Materials and supplies.................................  76,229  61,198
                                                             ------- -------
       Total inventories....................................  86,251  94,744
                                                             ------- -------
   Non-current:
     Ore inventory.......................................... $57,116 $14,417
                                                             ======= =======

5. PROPERTY, PLANT AND MINE DEVELOPMENT

  Property, plant and mine development consisted of the following (in thousands of US$):

                                                            At December 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
   Deferred mineral rights.............................. $  219,509  $  219,509
   Machinery and equipment..............................     41,504     269,059
   Buildings and infrastructure.........................  1,469,184   1,018,047
   Mine development.....................................    157,102     157,871
   Capitalized interest.................................     76,240      74,092
   Construction-in-progress.............................    174,363     233,323
                                                         ----------  ----------
                                                          2,137,902   1,971,901
   Accumulated depreciation and amortization............   (108,659)    (23,503)
   Capitalized mining costs.............................     (8,857)      8,117
                                                         ----------  ----------
   Property, plant and mine development-net............. $2,020,386  $1,956,515
                                                         ==========  ==========

6. ACCOUNTS PAYABLE AFFILIATES

  Accounts payable--affiliates were comprised of the following amounts (in thousands of US$) and are described in Note 12.

                                                               At December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
Technology and Know How Agreement Royalties--NTL.............. $37,222  $26,272
Technology and Know How Agreement Royalties--Sumitomo.........  28,951   20,434
Consulting Services Agreement--NISL...........................   1,687    2,316
Payroll Agency Agreements--NIIL and NGELP.....................   3,979    3,230
Consulting Services Agreement--NPN............................     894      772
Other.........................................................     (97)     --
                                                               -------  -------
  Total....................................................... $72,636  $53,024
                                                               =======  =======

7. INCOME TAXES

  NTP's Indonesian income tax (benefit) expense consisted of (in thousands of US$):

                                                  Years Ended December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
   Current.......................................  $ 3,091  $  3,067   $3,361
   Deferred......................................   (6,360)  (50,738)     --
                                                  --------  --------  -------
     Total (benefit) expense.....................  $(3,269) $(47,671)  $3,361
                                                  ========  ========  =======

  NTP's income tax (benefit) expense differed from the amounts computed by applying the COW corporate income tax statutory rate for the following reasons
(in thousands of US$):

                                                  Years Ended December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
   Indonesian corporate income tax (benefit) at
    COW rate..................................... $(36,752) $(14,162) $(9,392)
   Valuation allowance on deferred tax assets....      286   (36,576)   9,392
   Non deductible interest expense...............   27,221       --       --
   Other.........................................    2,885       --       --
                                                  --------  --------  -------
   Income tax benefit............................   (6,360)  (50,738)     --
   Income withholding tax........................    3,091     3,067    3,361
                                                  --------  --------  -------
     Total (benefit) expense..................... $ (3,269) $(47,671) $ 3,361
                                                  ========  ========  =======

  Components of NTP's deferred income tax assets are as follows (in thousands of US$):

                                                              At December 31,
                                                             ------------------
                                                               2000      1999
                                                             ---------  -------
   Deferred tax assets
     Net operating loss carry-forward....................... $ 149,218  $ 9,793
     Capitalized start-up costs.............................    18,586   19,198
     Capitalized mining costs...............................     3,100      --
     Exploration costs......................................    11,806   15,467
     Capitalized interest...................................     1,168    5,956
     Depreciation...........................................       --     8,007
     Other..................................................     2,743      535
                                                             ---------  -------
   Gross deferred tax assets................................   186,621   58,956
     Valuation allowance for deferred tax assets............    (5,663)  (5,377)
                                                             ---------  -------
   Net deferred tax assets..................................   180,958   53,579
                                                             ---------  -------
   Deferred tax liabilities
     Depreciation...........................................  (115,904)     --
     Inventories............................................    (5,598)     --
     Capitalized mining costs...............................       --    (2,841)
     Other..................................................    (2,358)     --
                                                             ---------  -------
   Deferred tax liabilities.................................  (123,860)  (2,841)
                                                             ---------  -------
   Net deferred tax assets.................................. $  57,098  $50,738
                                                             =========  =======

  Primarily based on estimates of future sources of taxable income, NTP believes that it, more likely than not, will utilize US$180.9 million of the US$186.6 million of deferred income tax assets at December 31, 2000. This estimate reflects a valuation allowance of US$5.7 million.

8. DEBT

 Senior Debt

  On July 30, 1997, PTNNT entered into a US$1.0 billion project financing facility for the Batu Hijau project ("Senior Debt"), of which US$1.0 billion was outstanding as of December 31, 2000 and 1999. The Senior Debt includes commitments from three export-credit agencies with participation by various commercial banks. The completion tests associated with this debt were satisfied during the fourth quarter of 2000 making the Senior Debt non-recourse to NMC and Sumitomo. The fair market value cannot be practicably determined due to the lack of available market information for this type of debt.

  Repayment of borrowings under the Senior Debt will be in semi-annual installments of US$43.5 million from May 2001 through November 2010. The semi-annual installments will be reduced to US$22.1 million from May 2011 through November 2013. The interest rate is based on blended fixed and floating rates and at current market rates on December 31, 2000, the weighted average interest rate would be approximately LIBOR plus 1.214%. The weighted average interest rates were 6.6%, 6.4% and 6.2% during 2000, 1999 and 1998, respectively, and 7.0% and 6.6% at December 31, 2000 and 1999, respectively.

  Senior Debt covenants, conditions, warranties and representations include among others:

  Limitation on Indebtedness--PTNNT shall not incur any indebtedness, other than the US$1 billion Senior Debt, except for "Permitted Indebtedness", which includes subordinated debt from NTP, sponsor loans and second sponsor loans discussed below, unsecured working capital debt with maturity not in excess of one year and not exceeding US$35 million, and other indebtedness with aggregate principal not to exceed US$5 million at any one time.

  "Restricted Payments"--PTNNT was prohibited from making any Restricted Payments during the construction period and prior to passing the completion test. Restricted Payments include dividends or return of capital and payment of principal or interest on subordinated loans to NTP, its partners or their affiliates. The completion test was passed in the fourth quarter of 2000 and Restricted Payments can be made provided certain conditions and financial ratios are met. No restricted payments have been made to date.

 Loans and Accrued Interest to Partners

  In 1999, PTNNT entered into separate shareholder subordinated loan agreements with NIL and NTMC ("Sponsor Loans") under which US$195.6 million and US$191.8 million of principal and US$16.5 million and US$3.7 million of accrued interest were outstanding at December 31, 2000 and 1999, respectively. Borrowings under Sponsor Loans are guaranteed by NTP and are payable on demand, subject to Senior Debt subordination terms. The interest rate is based on the annual SIBOR rate and the interest rate on any unpaid interest is based on the annual SIBOR rate plus 1%. The weighted average interest rates during 2000 and 1999 were 6.8% and 5.8% and at December 31, 2000 and 1999 were 6.2%
and 6.1%, respectively. Payments of Sponsor Loan principal and interest are Restricted Payments under provisions of the Senior Debt.

  On January 5, 2000, PTNNT entered into separate shareholder subordinated loan agreements ("Second Sponsor Loans") with NIL and NTMC under which US$53 million of principal and US$3.4 interest were outstanding at December 31, 2000. The terms of the Second Sponsor Loans are similar to the Sponsor Loans described above where; (i) borrowings are guaranteed by NTP and are payable on demand, subject to Senior Debt subordination terms, (ii) interest rates are based on the annual SIBOR rate for principal and the annual SIBOR rate plus 1% for unpaid accrued interest and (iii) loan repayments and interest are Restricted Payments under provisions of the Senior Debt. The weighted average interest rate during 2000 was 6.8% and at December 31, 2000 was 6.2%.

  On June 27, 2000, PTNNT entered into a working capital loan agreement with NMC and Sumitomo Corporation Capital Asia Pte. Ltd. The loan totaled US$35 million and repayments of principal and interest are not considered Restricted Payments under terms of the Senior Debt discussed above. In December 2000 US$20 million was repaid and there was a balance of US$15 million at December 31, 2000. The length of the loan is for a one, two or three month period at the option of PTNNT with a final maturity date of June 27, 2001. The interest rate is based on the three-month SIBOR plus 2%. However, if any principal amount is not paid by the due date the interest rate is based on the three-month SIBOR plus 4%. The weighted average interest rate during 2000 was 8.7% and at December 31, 2000 was 7.4%. It is expected this loan will be renewed or refinanced in 2001.

 Capitalized Interest

  Capitalized interest was US$2.1 million, US$35.8 million and US$38.3 million in 2000, 1999 and 1998, respectively.

9. PTPI CARRIED INTEREST IN PTNNT

  As described in Note 1, PTPI owns a 20% carried interest in PTNNT, whose paid-in capital totaled US$283.7 million and US$177.3 million at December 31, 2000 and 1999, respectively. PTPI's share of such capital was funded with loans from NIL and NTMC, through NTP, and totaled US$56.7 million and US$35.5 million at December 31, 2000 and 1999, respectively. These loans are subject to interest at the six-month SIBOR plus two percent. PTPI agreed to assign 70% of its rights to dividends from PTNNT to repay such loans, including interest, pursuant to an Acknowledgement of Indebtedness and Assignment of Dividends agreement with NIL. Interest accrued under these loans are fully covered by an allowance until recoverability of such interest is determined.

10. MAJOR CUSTOMERS AND EXPORT SALES

  PTNNT sells its concentrates primarily pursuant to long-term sales agreements. As a percentage of total sales, 78% of total sales were pursuant to such contracts during 2000. Two of these agreements each accounted for more than 10% of sales in 2000 and were US$83.4 million and US$53.9 million and together accounted for 32% of total sales. As a percentage of total sales, 100% were pursuant to such long-term sales agreements during 1999, and two customers accounted for US$13.8 million and US$4.0 million of total sales, each of which accounted for more than 10% of total sales, and together accounted for 96% of total sales.

11. SUPPLEMENTAL CASH FLOW INFORMATION

  Excluded from the consolidated statements of cash flows were the effects of non-cash transactions wherein PTNNT purchased spare parts inventory, but defers payment until such inventory is used. The amount so purchased was US$23.6 million at December 31, 2000 and was US$12.5 million at December 31, 1999 and was US$6.8 million at December 31, 1998.

  Interest paid net of amounts capitalized totaled US$68.6 million and US$6.1 million in 2000 and 1999, respectively. All interest incurred during 1998 was capitalized as part of property, plant and mine development.

  Taxes paid consisting of withholding taxes on interest earned, were US$7.8 million, US$3.1 million and US$3.4 million in 2000, 1999 and 1998, respectively.

12. OTHER SIGNIFICANT AGREEMENTS

 Technology and Know-How Agreements

  On July 2, 1996, PTNNT entered into a Technology and Know-How Agreement with Newmont Technologies Limited ("NTL"), a subsidiary of NMC, whereby NTL agreed to provide proprietary information, technology, know-how and related intellectual property rights. Under the terms of this agreement, PTNNT pays NTL a royalty of 1.6875% of the preceding month's aggregate capital expenditures determined in accordance with U.S. GAAP, and US$3.9375 per equivalent ounce of gold produced by PTNNT.

  A similar Technology and Know-How Agreement was executed with Sumitomo Corporation on the same date, providing a royalty of 1.3125% of aggregate capital expenditures and US$3.0625 per equivalent ounce of gold produced.

  Charges under these agreements totaled US$21.6 million, US$15.7 million and US$25.5 million during 2000, 1999 and 1998, respectively. The associated liabilities at December 31, 2000 and 1999 were US$66.2 million and US$46.7 million, respectively, and were included in accounts payable-affiliates (Note
6).

 Consulting Services Agreements

  In July 1996, PTNNT entered into a Consulting Services Agreement with Newmont International Services Limited ("NISL"), a subsidiary of NMC, whereby NISL agreed to provide certain support; advisory and consulting services related to general project engineering, control and development; procurement advice and implementation; contract negotiation support; general construction advice and support; operations management support; tax and legal planning; general and administrative services; and management and business support services. NISL provides these services primarily outside of the Republic of Indonesia. Under the terms of this agreement, PTNNT reimburses NISL for its actual payroll costs, including related employee benefits, incurred to provide these services, other out-of-pocket costs, and an administrative fee. Charges totaled US$10.4 million in 2000, US$6.1 million in 1999 and US$4.6 million in 1998 and Accounts payable affiliates included US$1.7 million and US$2.3 million at December 31, 2000, and 1999, respectively (Note 6).

  PTNNT has a similar Consulting Services Agreement with NTMC. Pursuant to this agreement, charges totaled US$0.4 million in 2000, US$0.7 million in 1999 and US$1.2 million in 1998, and US$27 thousand were payable at December 31, 2000 and 1999 (Note 6).

  In June 1999, PTNNT entered into a Consulting Services Agreement with Newmont Pacific Nusantara ("NPN"), a subsidiary of NMC, whereby NPN agreed to provide certain support; legal, tax, government relations and public relations support. NPN provides these services primarily in the Republic of Indonesia. Under the terms of this agreement, PTNNT reimburses NPN for its actual payroll costs, including related employee benefits, incurred to provide these services, other out-of-pocket costs, and an administrative fee. Charges totaled US$2.9 million and US$0.8 million in 2000 and 1999, respectively. Accounts payable-affiliates included US$0.9 million and US$0.8 million at December 31, 2000, and 1999, respectively (Note 6) for this agreement.

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

  Under the terms of these agreements, PTNNT reimburses the agents for salaries, related employee benefits and other reasonable expenses and pays a fee of US$20 for each salary payment made. Agency payments totaled

US$16.5 million in 2000, US$15.1 million in 1999 and US$9.0 million in 1998, and Accounts payable-affiliates included US$3.9 million, and US$3.2 million at December 31, 2000 and 1999, respectively (Note 6).

 Batu Hijau Project Engineering and Construction Agreements

  PTNNT entered into an On-Shore Agreement with P.T. Fluor Daniel Indonesia ("FDI") whereby FDI agreed to construct PTNNT's processing facilities and related infrastructure, and to provide project management, procurement, engineering and construction management. Such services were performed in Indonesia and related payments were made in USD on a cost reimbursable basis. During 2000, 1999, and 1998, US$3.8 million, US$301 million and US$437 million, respectively, were charged for such services and accounts payable and accrued liabilities included no amounts at December 31, 2000, and US$18 million at December 31, 1999. The services under this agreement were completed in 2000.

  PTNNT entered into an Off-Shore Agreement with Fluor Daniel Engineers and Constructors, Ltd. ("FDEC") whereby FDEC agreed to perform the engineering design and procurement of equipment for PTNNT's processing facilities and related infrastructure, and provide project management, procurement, engineering and construction management. Such services were performed outside Indonesia and related payments were made in USD on a cost reimbursable basis with an additional discretionary fee payable as determined by the Partnership. During 2000, 1999, and 1998, US$0.5 million, US$91 million and US$609 million, respectively, were charged for such services and accounts payable and accrued liabilities included no amounts at December 31, 2000, and US$6 million at December 31, 1999.

 Maintenance and Repair Cost Agreements

  During 1999, PTNNT entered into a long term Maintenance and Repair Cost agreements ("MARC") with P.T. Trakindo Utama ("Trakindo"), an Indonesian company, to provide maintenance on PTNNT's Caterpillar equipment at a fixed cost per operating hour. Under the terms of the MARC agreements, Trakindo will provide all normal "wear and tear" parts and labor necessary to perform maintenance and repairs on such equipment. Inception to date contract expenditures charged for such services was US$32.4 million with the future value of the contracts amounting to US$290.2 million. The contracts are effective through December 31, 2007. Either party can cancel the contracts with one year written notice.

13. HEDGING PROGRAMS

  In September 1999, PTNNT entered into a hedging transaction, referred to as a swap contract, for 12,000 metric tonnes (MT) of copper, or 1,000 MT per month beginning March 2000. This contract allows PTNNT to realize US$2,000 per MT (about US$91 cents per pound), if the LME copper price is at or above a stated reference level US$1,600 per MT (about US$73 cents per pound). The fair value of the contract at December 31, 2000 was positive US$357 thousand.

  PTNNT entered into hedging transactions, referred to as a currency exchange contracts, for 2.0 million Australian dollars each month during 2001 at an average of US$54.7 cents for each A$1.00 and during October to December 2000, at an average of US$54.4 cents for each A$1.00. The fair value of this contract at December 31, 2000 was a negative US$41 thousand.

14. COMMITMENTS AND CONTINGENCIES

  A. NTP's exploration, development and mining activities are subject to various Indonesian laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. NTP conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. NTP has incurred, and in the future expects to incur, expenditures to comply with such laws and regulations; however, NTP cannot predict the amount of such future expenditures.

  B. NTP is from time to time involved in various legal proceedings of a character normally incident to its business. It does not believe that adverse decisions in any pending or threatened proceedings or that any amounts it may be required to pay by reason thereof will have a material adverse effect on its financial condition or results of operations.

  C. In 2000, a new Indonesian statute required the payment of termination, gratuity and compensation benefits in the event of involuntary as well as voluntary employment termination, for which PTNNT accrued and charged to expense US $593 thousand.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Newmont Mining Corporation

                                                /s/ Timothy J. Schmitt
                                       By: ___________________________________
                                                   Timothy J. Schmitt
                                              Vice President, Secretary and
                                                Assistant General Counsel

March 31, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2001.

              Signature                         Capacity
              ---------                         --------
         /s/ Ronald C. Cambre          Chairman and Director
______________________________________
           Ronald C. Cambre

          /s/ Wayne W. Murdy           President, Chief Executive
______________________________________  Officer and Director
            Wayne W. Murdy              (Principal Executive
                                        Officer)

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

         /s/ Linda K. Wheeler          Vice President and
______________________________________  Controller (Principal
           Linda K. Wheeler             Accounting Officer)

        /s/ Vincent A. Calarco                  Director
______________________________________
          Vincent A. Calarco

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

         /s/ Robert H. Quenon                   Director
______________________________________
           Robert H. Quenon

         /s/ Moeen A. Qureshi                   Director
______________________________________
           Moeen A. Qureshi

        /s/ Michael K. Reilly                   Director
______________________________________
          Michael K. Reilly

         /s/ James V. Taranik                   Director
______________________________________
           James V. Taranik

     /s/ William I. M.Turner, Jr.               Director
______________________________________
      William I. M. Turner, Jr.

                           NEWMONT MINING CORPORATION

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
  3(a)   --Restated Certificate of Incorporation. Incorporated by reference to
          Exhibit 3.1 to Newmont Mining Corporation's Form 10-Q filed on August
          9, 2000.

  3(b)   --Certificate of Elimination of Series A Junior Participating
          Preferred Stock.

  3(c)   --Certificate of Designations of $3.25 Convertible Preferred Stock.
          Incorporated by reference to Exhibit 4.1 to Newmont Mining
          Corporation's Post-Effective Amendment No. 1 to Form S-4 filed
          December 4, 2000.

  3(d)   --By-Laws as amended through September 15, 1999 and adopted September
          15, 1999. Incorporated by reference to Exhibit 3(a) to Newmont Mining
          Corporation's current report on Form 8-K filed on September 6, 2000.

  4(a)   --Rights Agreement dated August 31, 2000 between Newmont Mining
          Corporation and Mellon Investor Services, L.L.C. (formerly
          ChaseMellon Shareholder Services LLC), as Rights Agent, which includes the Form of Certificate of Designations of Series A Junior
          Participating Preferred Stock as Exhibit A. Incorporated by reference to Exhibit 4.1 to Newmont Mining Corporation's Registration Statement
          on Form 8-A dated September 6, 2000.

  4(b)   --Indenture dated March 23, 1992 between Newmont Mining Corporation and Bank of Montreal Trust Company. Incorporated by reference to
          Exhibit 4 to Newmont Mining Corporation's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1992.

  4(c)   --First Supplemental Indenture dated May 15, 2000 between Newmont
          Mining Corporation and The Bank of New York (a successor to Bank of
          Montreal Trust Company).

  4(d)   --In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the
          Newmont Mining Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of Newmont Mining Corporation. Newmont
          Mining Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.

  4(e)   --Pass Through Trust Agreement dated as of July 15, 1994 between
          Newmont Gold Company and The First National Bank of Chicago relating to the Pass Through Certificates, Series 1994-A1. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information)
          Pass-Through Agreement between Newmont Gold Company and The First
          National Bank of Chicago relating to the Pass-Through Certificates,
          Series 1994-A2.) Incorporated by reference to Exhibit 4.1 to Newmont
          Gold Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1994.

  4(f)   --Lease dated as of September 30, 1994 between Newmont Gold Company and Shawmut Bank Connecticut, National Association relating to Trust
          No. 1 and a 75% undivided interest in Newmont Gold Company's refractory gold ore treatment facility. (The front cover of this
          Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information)
          entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.2 to Newmont Gold Company's Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1994.

  4(g)   --Trust Indenture and Security Agreement dated as of July 15, 1994 between Shawmut Bank Connecticut, National Association and The First
          National Bank of Chicago relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company's refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar
          (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.)
          Incorporated by reference to Exhibit 4.3 to Newmont Gold Company's
          Quarterly Report on Form 10-Q for the quarter ended September 30,
          1994.

 10(a) --1982 Key Employees Stock Option Plan. Incorporated by reference to
        Exhibit to Newmont Mining Corporation's Registration Statement on Form
        S-8 (No. 33-10141).

 10(b) --1987 Key Employees Stock Option Plan as amended as of October 25,
        1993. Incorporated by reference to Exhibit 10(e) to Newmont Mining
        Corporation's Annual Report on Form 10-K for year ended December 31,
        1993.

 10(c) --1992 Key Employees Stock Plan as amended as of October 25, 1993.
        Incorporated by reference to Exhibit 10(p) to Newmont Mining
        Corporation's Annual Report on Form 10-K for the year ended December
        31, 1993.

 10(d) --1996 Employees Stock Plan amended and restated effective as of March
        17, 1999. Incorporated by reference to Exhibit 10(d) to Newmont Mining
        Corporation's Annual Report on Form 10-K for the year ended December
        31, 1998.

 10(e) --1999 Employees Stock Plan. Incorporated by reference to Exhibit 10(e) to Newmont Mining Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

 10(f) --Agreement dated October 15, 1993, effective November 1, 1993, among
        Newmont Mining Corporation, Newmont Gold Company and Ronald C. Cambre.
        Incorporated by reference to Exhibit 10 to Newmont Mining Corporation's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 10(g) --Amendment No. 1, dated June 24, 1997, to Agreement dated October 15,
        1993, effective November 1, 1993 among Newmont Mining Corporation,
        Newmont Gold Company and Ronald C. Cambre. Incorporated by reference to
        Exhibit 10 to Newmont Mining Corporation's Quarterly Report on Form 10-
        Q for the quarter ended June 30, 1997.

 10(h) --Amendment No. 2, dated November 28, 2000, to Agreement dated October
        15, 1993, effective November 1, 1993, among Newmont Mining Corporation,
        Newmont Gold Company and Ronald C. Cambre.

 10(i) --Employment Agreement dated January 1, 2001, by and between Newmont
        Mining Corporation and Ronald C. Cambre.

 10(j) --Agreement dated September 8, 1998, effective August 6, 1998, between
        Newmont Gold Company and Lawrence T. Kurlander. Incorporated by reference to Exhibit 10 to Newmont Gold Company's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1998.

 10(k) --Agreement dated as of February 1, 1999 among Newmont Mining
        Corporation, Newmont Gold Company and Ronald C. Cambre. Incorporated by reference to Exhibit 10(b) to Newmont Mining Corporation's Current
        Report on Form 8-K, dated July 12, 1999.

 10(m) --Annual Incentive Compensation Plan dated as of January 1, 2000.

 10(n) --Intermediate Term Incentive Compensation Plan dated amended and restated as of January 1, 1998. Incorporated by reference to Exhibit
        10(l) to Newmont Mining Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

 10(o) --Executive Change of Control Severance Plan dated as of February 1,
        1999. Incorporated by reference to Exhibit 10(n) to Newmont Mining
        Corporation's Annual Report on Form 10-K for the year ended December
        31, 1998.

 10(p) --Newmont Mining Corporation 2000 Non-Employee Directors Stock Plan, as
        Amended and Restated as of May 17, 2000. Incorporated by reference to
        Exhibit 10 to Newmont Mining Corporation's Quarterly Report on Form 10-
        Q for the quarter ended September 30, 2000.

 10(q) --Agreement dated September 15, 1999 among Newmont Mining Corporation,
        Newmont Gold Company and Bruce D. Hansen. Incorporated by reference to
        Exhibit 10(a) to Newmont Mining Corporation's Quarterly Report on Form
        10-Q for the quarter ended September 30, 1999.

 10(r) --Agreement dated August 20, 1999 between Newmont Gold Company and John
        A. S. Dow, as Executive, and Executive's Spouse. Incorporated by reference to Exhibit 10(b) to Newmont Mining Corporation's Quarterly
        Report on Form 10-Q for the quarter ended September 30, 1999.

 10(s) --Agreement dated February 1, 1999 among Newmont Mining Corporation,
        Newmont Gold Company and Lawrence T. Kurlander. Incorporated by reference to Exhibit 10(a) to Newmont Mining Corporation's Quarterly
        Report on Form 10-Q for the quarter ended March 31, 1999.

 10(t) --Agreement dated February 1, 1999 among Newmont Mining Corporation,
        Newmont Gold Company and certain executive officers. Incorporated by reference to Exhibit 10(b) to Newmont Mining Corporation's Quarterly
        Report on Form 10-Q for the quarter ended March 31, 1999.

 10(u) --Letter Agreement dated May 6, 1993 between Newmont Gold Company and
        Wayne W. Murdy. Incorporated by reference to Exhibit 10 to Newmont Gold
        Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
        1993.

 10(v) --Letter Agreement dated March 23, 2001 between Wayne W. Murdy and
        Newmont Mining Corporation.

 10(w) --Consulting Agreement dated April 1, 1999 between Newmont International
        Services Limited and Robert J. Miller. Incorporated by reference to
        Exhibit 99 to Newmont Mining Corporation's Quarterly Report on Form 10-
        Q for the quarter ended June 30, 1999.

 10(x) --First Amendment to Consulting Agreement dated June 26, 2000 between
        Newmont International Services Limited and Robert J. Miller.

 10(y) --Agreement and Plan of Merger, dated as of June 21, 2000, by and among Newmont Mining Corporation, Bounty Merger Corp. and Battle Mountain
        Gold Company, incorporated by reference to Appendix A of the proxy statement/prospectus included in Newmont Mining Corporation's
        Registration Statement on Form S-4 filed on November 22, 2000.

 10(z) --Arrangement Agreement, dated June 21, 2000 by and among Newmont Mining
        Corporation, Bounty Merger Corp., Battle Mountain Gold Company and
        Battle Mountain Canada Ltd., incorporated by reference to Appendix B of the proxy statement/prospectus included in Newmont Mining Corporation's
        Registration Statement on Form S04 filed on November 22, 2000.

 12    --Statement re Computation of Ratio of Earnings to Fixed Charges.

 13    --Those portions of Newmont Mining Corporation's 2000 Annual Report to
        Stockholders that are incorporated herein by reference.

 21    --Subsidiaries of Newmont Mining Corporation.

 23    --Consent of Arthur Andersen LLP.

 24    --Power of Attorney.