Form 10-Q
period 2001-03-31
NEWMONT MINING CORP
filed 2001-05-01
CIK 71824

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED March 31, 2001

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

     Commission File Number:  1-1153


                           NEWMONT MINING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                       13-2526632
           --------                                       ----------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
incorporation or organization)

 1700 Lincoln Street, Denver, Colorado                      80203
----------------------------------------                    -----
(Address of principal executive offices)                  (Zip Code)


                                  303-863-7414
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

There were 195,471,625 shares of common stock outstanding on April 27, 2001.

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements
-----------------------------

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                     Statements of Consolidated Operations
                        (In thousands, except per share)
                                  (Unaudited)

                                                                                     Three Months
                                                                                        Ended
                                                                                       March 31,
                                                                                  -------------------
                                                                                    2001       2000
                                                                                    ----       ----
Sales and other income
 Sales                                                                            $424,097   $453,090
 Dividends, interest and other                                                       3,428      4,436
                                                                                  --------   --------
                                                                                   427,525    457,526
                                                                                  --------   --------
Costs and expenses
 Costs applicable to sales                                                         269,292    261,372
 Depreciation and depletion                                                         75,176     86,016
 Exploration and research                                                           15,315     17,136
 General and administrative                                                         14,479     15,326
 Interest, net of capitalized interest of $2,847
  and $463, respectively                                                            20,272     24,732
 Merger and restructuring                                                           60,510         --
 Other                                                                               3,543      1,198
                                                                                  --------   --------
                                                                                   458,587    405,780
                                                                                  --------   --------

Operating income (loss)                                                            (31,062)    51,746

Unrealized mark-to-market gain on call options                                      15,573        236
                                                                                  --------   --------

Pre-tax income (loss) before minority interest, equity loss and
  cumulative effect of changes in accounting principle                             (15,489)    51,982

Income tax expense                                                                  (2,546)   (11,062)
Minority interest in income of affiliates                                          (14,816)   (24,839)
Equity loss of Batu Hijau                                                           (4,395)    (8,104)
                                                                                  --------   --------

Net income (loss) before cumulative effect of changes in accounting principle      (37,246)     7,977

Cumulative effect of changes in accounting principle, net                              (61)   (12,572)
                                                                                  --------   --------

Net loss                                                                           (37,307)    (4,595)

Preferred stock dividends                                                           (1,869)    (1,869)
                                                                                  --------   --------

Net loss applicable to common shares                                              $(39,176)  $ (6,464)
                                                                                  ========   ========


Other comprehensive loss, net of tax                                                (4,657)   (18,912)
                                                                                  --------   --------
Comprehensive loss                                                                $(43,833)  $(25,376)
                                                                                  ========   ========

Net income (loss) before cumulative effect of changes in accounting principles
  per common share, basic and diluted                                             $  (0.20)  $   0.03
                                                                                  ========   ========
Net loss per common share, basic and diluted                                      $  (0.20)  $  (0.03)
                                                                                  ========   ========

Basic and diluted weighted average shares outstanding                              192,607    191,897

Cash dividends declared per common share                                          $   0.03   $   0.03
                                                                                  ========   ========

                 See Notes to Consolidated Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                                                      March 31,   December 31,
                                                        2001          2000
                                                     ----------     ----------
Assets
 Cash and cash equivalents                           $   47,179     $   77,558
 Restricted cash                                             --            406
 Short-term investments                                   7,084          7,084
 Accounts receivable                                     23,929         29,281
 Inventories                                            329,289        361,040
 Marketable securities of Lihir                          31,542         37,879
 Prepaid taxes                                           41,139         46,307
 Current portion of deferred income tax assets            9,624          9,624
 Other current assets                                    41,578         42,989
                                                     ----------     ----------
  Current assets                                        531,364        612,168

Property, plant and mine development, net             2,193,988      2,190,504
Investment in Batu Hijau                                514,095        527,568
Long-term inventory                                     166,653        163,782
Deferred income tax assets                              317,817        294,939
Restricted cash                                           1,366         41,968
Other long-term assets                                   94,288         85,837
                                                     ----------     ----------
  Total assets                                       $3,819,571     $3,916,766
                                                     ==========     ==========


Liabilities
 Short-term borrowings                               $       --     $   10,000
 Current portion of long-term debt                       48,329         40,447
 Debt due upon disposal of Lihir securities                  --         30,000
 Accounts payable                                        57,783         87,757
 Current portion of deferred income tax liabilities       8,001         10,223
 Other accrued liabilities                              172,618        220,175
                                                     ----------     ----------
  Current liabilities                                   286,731        398,602

 Long-term debt                                       1,164,950      1,129,390
 Reclamation and remediation liabilities                163,295        160,548
 Deferred revenue from sale of future production        137,198        137,198
 Fair value of written call options                      40,065         55,638
 Deferred income tax liabilities                         99,969        104,649
 Other long-term liabilities                            268,475        239,384
                                                     ----------     ----------
  Total liabilities                                   2,160,683      2,225,409
                                                     ==========     ==========
 Contingencies (Notes 5 and 11)

Minority interest in affiliates                         200,932        191,314
                                                     ----------     ----------

Stockholders' equity
 Convertible preferred stock                             11,500        11, 500
 Common stock                                           312,773        295,928
 Additional paid-in capital                           1,463,723      1,479,497
 Accumulated other comprehensive loss                   (30,445)       (25,788)
 Retained deficit                                      (299,595)      (261,094)
                                                     ----------     ----------
  Total stockholders' equity                          1,457,956      1,500,043
                                                     ----------     ----------
  Total liabilities and stockholders' equity         $3,819,571     $3,916,766
                                                     ==========     ==========

                 See Notes to Consolidated Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                     Statements of Consolidated Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                        ----------------------
                                                           2001        2000
                                                           ----        ----
Operating activities:
 Net loss                                               $ (37,307)  $  (4,595)
 Adjustments to reconcile net loss to net cash provided
  by operating activities:
  Depreciation and depletion                               75,176      86,016
  Amortization of capitalized mining costs                  9,612      22,717
  Amortization of put option premiums                          --       6,537
  Noncash merger and restructuring expenses                21,589          --
  Unrealized mark-to-market gain on call options          (15,573)       (236)
  Deferred taxes                                          (19,790)    (12,716)
  Foreign currency exchange loss (gain)                     1,017        (535)
  Cumulative effect of accounting changes                      61      12,572
  Minority interest, net of dividends                       9,618      10,116
  Undistributed losses of Batu Hijau                        4,395       8,104
  Gain on sale of assets and other                           (674)        (47)
  (Increase) decrease in operating assets:
  Accounts receivable                                       4,216     (15,817)
  Inventories                                              29,735         617
  Other assets                                              8,215       1,662
  Increase (decrease) in operating liabilities:
  Accounts payable and accrued expenses                   (66,314)    (32,603)
  Other liabilities                                        (5,369)     10,625
                                                        ---------   ---------
Net cash provided by operating activities                  18,607      92,417
                                                        ---------   ---------

Investing activities:
  Additions to property, plant and mine development       (99,813)    (56,883)
  Repayments from (advances to) Batu Hijau                  8,794     (91,800)
  Repayments from joint ventures and affiliates                --       5,557
  Cash effect of affiliate merger                              --     (54,700)
  Proceeds from asset sales and other                         188       1,739
                                                        ---------   ---------
Net cash used in investing activities                     (90,831)   (196,087)
                                                        ---------   ---------

Financing activities:
  Repayment of short-term borrowings                      (10,000)         --
  Proceeds from long-term borrowings                      462,000     213,000
  Repayments of long-term borrowings                     (448,560)   (137,967)
  Decrease in restricted cash                              40,000          --
  Dividends paid on common and preferred stock             (7,730)     (6,903)
  Other                                                      (324)     (1,107)
                                                        ---------   ---------
Net cash provided by financing activities                  35,386      67,023
                                                        ---------   ---------

Effect of exchange rate changes on cash                     6,459       2,553

Net change in cash and cash equivalents                   (30,379)    (34,094)
Cash and cash equivalents at beginning of period           77,558     122,832
                                                        ---------   ---------
Cash and cash equivalents at end of period              $  47,179   $  88,738
                                                        =========   =========

Supplemental information:
 Interest paid, net of amounts capitalized of $2,847
  and $463, respectively                                $  28,175   $  34,031
 Income taxes paid                                      $  18,424   $  25,885

                 See Notes to Consolidated Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


(1)  Basis of Preparation of Financial Statements
     ---------------------------------------------

     These unaudited interim consolidated financial statements of Newmont Mining Corporation ("NMC") and its subsidiaries (collectively, the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the supplemental financial statements of the Company included in its 2000 Annual Report on Form 10-K.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     On January 10, 2001, the Company completed a merger with Battle Mountain Gold Company ("Battle Mountain") where each share of common stock of Battle Mountain and each exchangeable share of Battle Mountain Canada Ltd. (a wholly-owned subsidiary of Battle Mountain) was converted into the right to receive
0.105 share of NMC common stock, or approximately 24.1 million shares. The Company also exchanged 2.3 million shares of newly issued $3.25 convertible preferred stock for all outstanding shares of Battle Mountain $3.25 convertible preferred stock. The merger was accounted for as a pooling of interests, and as such, consolidated financial statements include Battle Mountain's financial data as if Battle Mountain had always been part of Newmont.

     The following table sets forth results of operations of the previously separate companies for the periods before the combination (in millions):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2001            2000
                                                         ----            ----
     Sales - pre-merger:
         Company                                       $    --         $ 367.6
         Battle Mountain                                    --            85.5
     Sales - post merger                                 424.1              --
                                                       -------         -------
     Total                                             $ 424.1         $ 453.1
                                                       =======         =======
     Net loss applicable to common shares
           pre-merger:
         Company                                       $    --          $ (2.1)
         Battle Mountain                                    --            (4.4)
     Net loss applicable to common shares
           post-merger                                   (39.2)             --
                                                       -------         -------
     Total                                             $ (39.2)        $  (6.5)
                                                       =======         =======

(2) Inventories
    -----------
                                       At March 31,    At December 31,
                                          2001              2000
                                          ----              ----
  (In thousands)
  Current:
  Ore and in-process inventories        $226,465         $241,181
  Precious metals                          9,743           23,452
  Materials and supplies                  93,079           95,395
  Other                                        2            1,012
                                        --------         --------
                                        $329,289         $361,040
                                        ========         ========
  Non-current:
    Ore in stockpiles                   $166,653         $163,782
                                        ========         ========

(3)  Investment in Batu Hijau
     ------------------------

     The Company has an indirect 45% interest in P.T. Newmont Nusa Tenggara (PTNNT), the owner of the Batu Hijau copper/gold mine in Indonesia, through the Nusa Tenggara Partnership (NTP). The equity investment in Batu Hijau was $514.1 million and $527.6 million at March 31, 2001 and December 31, 2000, respectively, based on accounting principles generally accepted in the U.S. Differences between 56.25% of NTP's net assets and the Company's investment include (i) $220 million for the fair market value adjustment recorded by NTP in conjunction with the Company's initial contribution, (ii) $51.2 million for intercompany charges, (iii) $122 million for the fair market value adjustment recorded by the Company in conjunction with the purchase of a subsidiary minority interest and (iv) $139.8 million for contributions recorded by the Company that were classified as debt by NTP. Certain of these amounts are amortized or depreciated on a unit-of-production basis. (See Note (10) for a description of the Company's equity income (loss) in Batu Hijau, where its net
income reflects the elimination of interest between PTNNT and NTP).   NTP's
long-term debt was guaranteed by the Company and its partner until project completion tests were met in October 2000, at which time such debt became non-recourse. Repayment of this debt will be in semi-annual installments of $43.5 million from May 2001 through November 2010, and $22.1 million from May 2011 through November 2013.

     Following is NTP summarized financial information based on U.S. generally accepted accounting principles (in thousands):

Three Months Ended March 31,
                                  2001             2000
                                  ----             ----
     Revenues                 $   92,047        $   87,995
     Net loss                 $  (20,401)       $  (27,422)
     Dividends received       $       --        $       --

                                                     At March 31,  At December 31,
                                                         2001           2000
                                                     ------------  ---------------
Current assets                                        $  193,706      $  209,011
Property, plant and mine development, net             $1,994,784      $2,020,386
Other assets                                          $  141,214      $  135,674

Current portion of long-term debt                     $   86,732      $   86,732
Current liabilities                                   $  199,138         198,455
Debt and related interest to partners and affiliates  $  270,201      $  283,504
Long-term debt                                        $  913,268      $  913,268
Other liabilities                                     $    2,523      $    2,013

(4)  Restricted Cash and Debt Due Upon Disposal of Lihir
     ---------------------------------------------------

     Battle Mountain Canada had $87.1 million outstanding at December 31, 2000 under a loan agreement with the Canadian Imperial Bank of Commerce, with respect to which a restricted, collateral cash account had been established for repayment of a portion of the loan. Another portion of the loan was due the earlier of the sale of Lihir Gold stock or December 31, 2003. Subsequent to the NMC/Battle Mountain merger, the entire loan was repaid from the collateral cash account and from the Company's credit facility.

(5)  Option Contracts and Commodity Instruments
     ------------------------------------------

     In mid-1999, the Company purchased near-term put option contracts for 2.85 million ounces of gold, with a strike price of $270 per ounce, which expired August 1999 through December 2000. This purchase was paid for by selling call option contracts for 2.35 million ounces at average strike prices noted below:

                                  Ounces              Price
                                -----------          -------
     2004                         250,000              $350
     2005                         250,000              $350
     2008                       1,000,000              $386
     2009                         850,000              $385

     The initial fair value of the put options of $37.6 million was amortized over the term of the options. The call options, with an initial fair value of $37.6 million, are marked to market at each reporting date in current earnings and on March 31,

2001 and December 31, 2000, had a fair value of $40.1 million and $55.6 million, respectively. The noncash unrealized mark to market gain was $15.6 million and $0.2 million, for the three months ended March 31, 2001 and 2000, respectively. At March 31, 2001, a $1.00 increase in the gold price would result in a $0.36 per ounce increase in the fair value of the liability associated with call options.

     The Company had the following commodity instruments as of March 31, 2001:

                                                                2001     2002     2003    2004  Total/Average
                                                             --------  -------  -------  -----  -------------
Combination call and put options:
     Written call options - ounces                            69,564   92,752   92,752   7,563        262,631
            Average strike price per ounce                   $   348  $   348  $   348  $  359       $    348
     Purchased put options - ounces                           69,564   92,752   92,752   7,563        262,631
            Average strike price per ounce                   $   286  $   286  $   286  $  296       $    286
Flat forward contracts - ounces                               23,439   31,252   31,252   1,563         87,506
            Average price per ounce                          $   314  $   314  $   314  $  323       $    314

     The Company is not required to place collateral with respect to its commodity instruments and there are no margin calls associated with such contracts. Credit risk is minimized by dealing only with major financial institutions/counterparties. The combination put and call options have been designated as cash flow hedges and had a fair value of $6.2 million and $2.7 million at March 31, 2001 and January 1, 2001, respectively, included in other long-term assets. The effective portion of these hedges is marked to market through accumulated other comprehensive income (loss). The flat forwards had a fair value of $2.4 million and $2.0 at March 31, 2001 and December 31, 2000. A $1.00 increase in the gold price would result in a $0.62 per ounce and $0.98 per ounce decrease in the fair value of the combination options and flat forwards, respectively, at March 31, 2001.

(6)  Dividends, Interest and Other Income
     ------------------------------------

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                        2001            2000
                                                       -----           -----
                                                            (in millions)
Interest income                                        $ 0.6           $ 2.8
Foreign currency exchange gain (loss), net              (1.0)           0 .5
Land sales                                               3.6              --
Other                                                    0.2             1.1
                                                       -----           -----
        Total                                          $ 3.4           $ 4.4
                                                       =====           =====

(7)  Merger and Restructuring Expenses
     ---------------------------------

           In conjunction with the NMC/Battle Mountain merger, expenses of $28.1 million were incurred in the three months ended March 31, 2001. Total merger expenses of $35.0 million, of which $6.9 million were incurred in 2000, included $19.8 million for investment/professional advisory fees, $11.7 for employee benefits and severance costs and $3.5 million for office closures and related disposals of redundant assets.

           Expenses associated with restructuring the Company's exploration program and a voluntary early retirement program were $32.4 million and included $22.1 million for retirement benefits and $10.3 million for employee severance and office closures.

(8)  Accounting Changes
     ------------------

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Unless specific hedging criteria are met, changes in the derivative's fair value are recognized currently in earnings. Gains and losses on derivative hedging instruments are recorded in either other comprehensive income (loss) or current earnings (loss), depending on the nature of the instrument. The cumulative effect of the change was ($0.1) million.

     The Company changed its method of accounting for revenue recognition in the fourth quarter of 2000, effective January 1, 2000, to record sales upon delivery of third-party refined gold to the customer. Previously, revenue was recognized upon the completion of the production process, or when gold was poured into dore at the mine site. The cumulative effect of the change was $12.6 million, net of tax and minority interest.

(9)  Comprehensive Loss
     ------------------

     Other comprehensive loss, net of tax, included $4.2 million and $17.8 million for temporary losses on marketable securities of Lihir Gold for the three months ended March 31, 2001 and 2000, respectively. The first quarter of 2001 also included a $0.7 million loss for the effective portion of the change in fair value of cash flow hedge instruments.

(10) Segment Information
     --------------------

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

     Financial information relating to the Company's consolidated segments is as follows (in millions):



                                                                            Three Months Ended March 31, 2001
                                                  ---------------------------------------------------------------------------------
                                                     North       South                 Zarafshan-
                                                    American    American    Minahasa,   Newmont,
                                                   Operations  Operations*  Indonesia  Uzbekistan  Australia   Other   Consolidated
                                                  -----------  -----------  ---------  ----------  ---------  -------  ------------
Sales                                                $231.5       $141.5      $ 30.5      $ 13.2     $ 7.4     $   --     $ 424.1
Interest income                                      $   --       $  0.2      $   --      $   --     $  --     $  0.4     $   0.6
Interest expense                                     $  0.1       $  1.3      $   --      $  0.3     $  --     $ 18.6     $  20.3
Depreciation and amortization                        $ 39.1       $ 24.9      $  5.6      $  2.9     $ 1.1     $  1.6     $  75.2
Pre-tax income (loss) before minority interest,
 equity loss and cumulative effect of a change       $  5.5       $ 42.8      $ 11.8      $  3.3     $ 3.1     $(97.6)    $ (31.1)
 in accounting principle
Cumulative effect of a change in
 accounting principle                                $ (0.1)      $   --      $   --      $   --     $  --     $   --     $  (0.1)
Significant non-cash items:
 Amortization of capitalized mining                  $  5.7       $   --      $  3.9      $   --     $  --     $  --     $   9.6
Capital expenditures                                 $ 26.0       $ 67.3      $   --      $  0.9     $ 0.9     $  4.7     $  99.8

*  Not reduced for minority interest

                                                                            Three Months Ended March 31, 2000
                                                  ---------------------------------------------------------------------------------
                                                     North       South                 Zarafshan-
                                                    American    American    Minahasa,   Newmont,
                                                   Operations  Operations*  Indonesia  Uzbekistan  Australia   Other   Consolidated
                                                  -----------  -----------  ---------  ----------  ---------  -------  ------------
Sales                                                $245.7       $144.9      $ 36.4      $ 18.7     $ 7.4     $   --     $ 453.1
Interest income                                      $   --       $  1.0      $   --      $   --     $  --     $  1.8     $   2.8
Interest expense                                     $  0.1       $  2.2      $   --      $  0.5     $  --     $ 21.9     $  24.7
Depreciation and amortization                        $ 51.6       $ 22.4      $  5.8      $  2.8     $ 1.3     $  2.1     $  86.0
Pre-tax income (loss) before minority interest,
 Equity loss and cumulative effect of a              $ 15.6       $ 62.0      $ 18.2      $  7.3     $ 2.7     $(53.8)    $  52.0
 change in accounting principle
Cumulative effect of a change in
 accounting principle                                $ (5.2)      $ (5.2)     $ (2.1)     $ (2.4)    $(0.1)    $  2.4     $( 12.6)
Significant non-cash items:
 Amortization of capitalized mining                  $ 22.4       $   --      $  0.3      $   --               $   --     $  22.7
Capital expenditures                                 $ 21.2       $ 31.8      $  0.8      $  1.0     $ 1.4     $ 0.7      $  56.9

*  Not reduced for minority interest

           The Company operates the Batu Hijau mine in Indonesia that is accounted for as an equity investment. Batu Hijau financial information, based on U.S. generally accepted accounting principles, was as follows (in millions):

                                      Three Months Ended
                                           March 31,
                                      -------------------
                                          2001       2000
                                      --------   --------
     Sales                            $   91.8   $   87.9
     Interest expense                 $   32.7   $   31.6
     Depreciation and amortization    $   22.0   $   17.6
     Net loss                         $  (27.4)  $  (35.0)
     Capital expenditures             $   31.9   $   62.7
     Total assets, at March 31        $2,196.8   $2,218.1

     Equity loss of Batu Hijau was $4.4 million in the first quarter of 2001 (based on 56.25% of Batu Hijau's income and elimination of $7.2 million and $2.6 million of intercompany interest and management fees, respectively, and amortization adjustments of $1.2 million) and $8.1 million in the comparable 2000 period (based on 56.25% of the Batu Hijau loss and elimination of $6.7 million and $4.1 million of intercompany interest and management fees, respectively, and amortization adjustments of $0.8 million).

(11) Contingencies

     (a) Reclamation Obligations

     The Company's mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2001 and December 31, 2000, $112.4 million and $108.9 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

     Certain appeals were filed by third parties with the Department of Interior Board of Land Appeals in conjunction with the Twin Creeks Environmental Impact Statement. Those appeals sought to impose mitigation and other conditions on the mine operations. The Company has been advised that such appeals have been resolved in the Company's favor at the administrative level.

     In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company's best estimate of its liability for these matters, $60.3 million and $63.5 million were accrued for such obligations at March 31, 2001 and December 31, 2000, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 40% greater or lower than the amount accrued at December 31, 2000. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised.

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


   Resurrection Mining Company ("Resurrection")--100% owned

     The Company, Resurrection and other defendants were named in lawsuits filed by the State of Colorado, under the Superfund Act in 1983, and subsequently consolidated with a lawsuit filed by the U.S. Environmental Protection Agency ("EPA") in 1986. These proceedings seek to compel the defendants to remediate the impacts of pre-existing, historic mining activities near Leadville, Colorado that date back to the mid-1800's, which the government agencies claim are causing substantial environmental problems in the area.

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

     In late 1999, Dawn initiated state approval for a revised mill closure plan that, if implemented, would expedite the reclamation process at the mill. The State of Washington recently approved this revised plan. The currently approved clean fill plan for the mill is secured by a $19.9 million bond that is 50% secured by a letter of credit and is guaranteed by the Company.


  San Luis, Colorado--100% owned

     The San Luis open-pit gold mine in southern Colorado was operated by a subsidiary of Battle Mountain and ceased operations in November 1996. Since then substantial closure and reclamation work has been performed. In August 1999, the Colorado Department of Public Health and Environment ("CDPHE") issued a notice of violation of the Water Quality Control Act and in October 1999 amended the notice to authorize operation of a water treatment facility and the discharge of treated water. Battle Mountain has made all submittals required by the CDPHE notice and conducted the required response activities. Battle Mountain negotiated a settlement with CDPHE resolving alleged violations that was effective September 1, 2000. In October 2000, the CDPHE received an "Application for Reconsideration of Order for Civil Penalty" by project opponents seeking to appeal the terms of the settlement. The application was denied by CDPHE. Project opponents have filed a judicial appeal in the District Court for Costilla County, Colorado, naming the CDPHE as defendant. Battle Mountain has intervened in the appeal to protect its interests in the settlement. In 2000 and 1999, the remediation liability for San Luis was increased $13.2 million and $9.5 million, respectively. The Company cannot reasonably predict the likelihood or outcome of this or any future action against Battle Mountain or the Company relating to this site.

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

     In 1999, the Company entered into a prepaid forward sale contract for approximately 483,333 ounces of gold, with initial proceeds of $137.2 million, for delivery in June 2005, 2006 and 2007. Such proceeds were recorded as deferred revenue and will be recognized in income when the related gold is delivered. Additional proceeds will be determined at each delivery date based on the excess of the then existing market price (not to exceed $380 per ounce) over $300 per ounce. The prepaid forward sale contract also included semi-annual delivery requirements of approximately 17,950 ounces beginning June 2000 through June 2007. The Company entered into forward purchase contracts at prices increasing from $263 per ounce in 2000 to $354 per ounce in 2007 to coincide with these delivery commitments. The fair value of the forward purchase contracts, included in other long-term assets, was $5.7 million at March 31, 2001 and changes in fair value are reflected in other comprehensive income.

(12) Supplementary Data
     -------------------

     The ratio of earnings to fixed charges for the three months ended March 31, 2001 was 0.1. The ratio of earnings to fixed charges represents income before income taxes and interest expense divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. The Company guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.

ITEM 2. Management's Discussion and Analysis of Results of Operations and
-------------------------------------------------------------------------
        Financial Condition
        --------------------

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

     As described in Note (1), Newmont completed a merger with Battle Mountain Gold Company on January 10, 2001, where each share of common stock of Battle Mountain and each exchangeable share of Battle Mountain Canada Ltd. (a wholly-owned subsidiary of Battle Mountain) was converted into the right to receive
0.105 share of NMC stock, or approximately 24.1 million shares. The transaction was accounted for as a pooling of interests and as such, consolidated financial statements include Battle Mountain's financial data as if Battle Mountain had always been part of Newmont.

SUMMARY

     Newmont recorded a net loss to common shares before the cumulative effect of a change in accounting principle of $39.1 million ($0.20 per share) and net income of $6.1 million ($0.03 per share) in the first quarter of 2001 and 2000, respectively. After accounting changes for derivative instruments in 2001 and for revenue recognition in 2000, net losses to common shares were $39.2 million ($0.20 per share) and $6.5 million ($0.03 per share, respectively, with the cumulative effect of such changes totaling $0.1 million ($0.00 per share) and $12.6 million ($0.07 per share), respectively, net of tax and minority interest.

     The first quarter of 2001 included, net of tax, $43.7 million ($0.23 per share) for merger and restructuring and $10.1 million ($0.05 per share) for a noncash unrealized mark-to-market gain on call option contracts. The first quarter of 2000 included, net of tax, $4.3 million ($0.02 per share) for put option premium amortization.

     Total equity gold sales, total cash costs and average realized gold prices were as follows:

                                    Three Months Ended March 31,
                                    ----------------------------
                                           2001    2000
                                           ----    ----

     Equity gold sales ounces (000)       1,422   1,387
     Total cash costs per ounce          $  172  $  171
     Total costs per ounce               $  221  $  230
     Average price realized per ounce    $  264  $  288

MARKET CONDITIONS AND RISKS

     METAL PRICE

     Changes in the market price of gold significantly affect Newmont's profitability and cash flow. Gold prices can fluctuate widely and are affected by numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment and global mine production levels. The gold price fell to a 20-year low of $253 in July 1999, has since periodically recovered moderately, but has declined to a $255-to-$270 per-ounce-range in 2001. Changes in the market price of copper also affect Newmont's profitability and cash flow from its Batu Hijau mine in Indonesia.

     Newmont has generally sold its production at market prices, but has used a limited number of commodity instruments to provide a measure of price protection. At March 31, 2001, the following commodity instruments were outstanding:

     --------------------------------------------------------------------------------------------------
                                                                          Ounces           Fair Value
     --------------------------------------------------------------------------------------------------
                                                                                          (in millions)
     --------------------------------------------------------------------------------------------------
     Combination, matched put and call options, expiring 2001-2004       262,631              $ 6.2
     --------------------------------------------------------------------------------------------------
     Flat forward sales contracts, 2001-2004                              87,506                2.4
     --------------------------------------------------------------------------------------------------
     Written call option contracts liabliity, expiring 2004-2009       2,350,000              (40.1)
     --------------------------------------------------------------------------------------------------

     The option contracts are marked to market at each quarter-end and the resulting gains or losses in current earnings may fluctuate significantly, primarily depending upon gold spot market prices and volatility. The combination, matched put and call options have been designated as cash flow hedges such that changes in the effective portion of the hedge is marked to market through accumulated other comprehensive income or loss. A one-dollar increase in the gold price would result in a $0.62 and $0.98 per ounce decrease in the fair value of the combination option contracts and flat forward contracts, respectively, and a $0.36 increase in the fair value of the liability associated with written call options as of March 31, 2001, assuming all other factors are constant.

     FOREIGN CURRENCY

     In addition to the U.S., Newmont conducts operations in Canada, Peru, Bolivia, Uzbekistan and Indonesia and has an interest in joint ventures in Mexico and Australia. Gold produced at these operations is sold in the international markets for U.S. dollars. The cost and debt structures at these operations are also primarily U.S. dollar denominated, except for Canadian and Australian operations where such structures are primarily denominated in local currencies. To the extent that there are fluctuations in local currency exchange rates against the U.S. dollar, the devaluation of a local currency is generally economically neutral or beneficial to the operation since local salaries and supply contracts will decrease against the U.S. dollar revenue stream. Foreign currency exchange rate gains/(losses) related to Canadian and Australian operations were $(1.0) million and $0.5 million in the three months ended March 31, 2001 and 2000, respectively.

RESULTS OF OPERATIONS

     GOLD SALES

     For the three months ended March 31:

                                                             Total Cash Cost
                                                             ---------------
                                              Equity Ounces   Per Equity Oz.
                                              -------------   --------------
                                              2001     2000    2001    2000
                                              ----     ----    ----    ----
     North American operations:
          Nevada operations                  729.6    631.0   $ 200   $ 220
          Mesquite, California                39.5     37.6     211     205
          La Herradura, Mexico                12.7     10.3     151     152
          Golden Giant                        71.6    166.2     193     142
          Holloway                            23.0     29.3     195     165
     South American operations:
          Yanacocha, Peru                    238.9    218.8     109      88
          Korri Kollo, Bolivia                60.5     64.8     200     201
     Zarafshan-Newmont, Uzbekistan            49.7     64.6     141     121
     Minahasa, Indonesia                     115.0    107.2     113     113
     Vera/Nancy, Australia                    30.2     25.5      95     130
     Batu Hijau, Indonesia                    51.6     32.1     n/a     n/a
                                           -------  -------

            Total/Weighted average         1,422.3  1,387.4   $ 172   $ 171
                                           =======  =======

     In the context of this Item 2 and "Management's Discussion and Analysis" included in Newmont's Annual Report on Form 10-K for the year ended December 31, 2000, the terms "production" or "gold sales" (expressed in ounces) refers to gold ounces sold during the applicable period in accordance with Newmont's revenue recognition policy. References to "production" in Item 2, "Properties", in Newmont's Annual Report reflect the number of ounces poured at the mine site during the applicable period.

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

     Gold sales in the first quarter of 2001 increased 16% to 730 thousand ounces from the comparable 2000 period. Total cash costs for the first three months of 2001 were $200 per ounce compared with $220 per ounce in the same 2000 period, reflecting higher refractory ore grades related to processing remaining Deep Post surface ore. Nevada production in 2001 is expected to total approximately 2.7 million ounces with total cash costs about $215 per ounce.

     Mesquite mine sales were 40 thousand ounces, slightly higher than the prior year quarter, with higher total cash costs of $211 per ounce. The heap-leach operation in southern California will cease mine operations in the second quarter of 2001 with the depletion of the ore body. Production in 2001 is expected at approximately 60 thousand ounces with total cash costs about $200 per ounce.

     La Herradura, a 44%-owned non-operated joint venture in Mexico, sold 13 thousand equity ounces in the first three months of 2001 at a total cash cost of $151 per ounce. Production for 2001 is expected at approximately 60 thousand equity ounces at a cash cost about $160 per ounce.

     Gold sales from the Golden Giant and the 84.65%-owned Holloway underground mines in Ontario, Canada were 72 thousand and 23 thousand ounces, respectively, with total cash costs of $193 and $195 per ounce. Production for 2001 is expected to total approximately 300 thousand and 90 thousand equity ounces at Golden Giant and Holloway, respectively, with cash costs about $165 and $215 per ounce.

     OVERSEAS OPERATIONS

     Sales at Minera Yanacocha in Peru increased 9% in the first quarter of 2001 to 239 thousand equity ounces from 219 thousand equity ounces in the first quarter of 2000. Total cash costs increased to $109 per ounce from $88 per ounce in the first three months of 2001, primarily reflecting higher waste-to-ore ratios. Gold production for 2001 is expected to be just over one million equity ounces at a total cash cost of $120 per ounce.

     At the 88%-owned Kori Kollo open-pit mine in Bolivia, sales totaled 61 thousand ounces in the first three months of 2001 at a total cash cost of $200 per ounce. For 2001, total sales are expected at 250 thousand equity ounces with total cash costs of $200 per ounce.

     In the first three months of 2001, equity gold sales from Zarafshan-Newmont, a 50%- owned joint venture in the Central Asian Republic of Uzbekistan, of 50 thousand ounces were 23% below that in the same 2000 period reflecting lower average ore grades. Total cash costs per ounce of $141 in the 2001 period compared with $121 in the same 2000 period. Production in 2001 is expected to total approximately 200 thousand equity ounces with total cash costs of about $150 per ounce.

     In Indonesia, at Newmont's 80%-owned Minahasa property, gold sales of 115 thousand ounces were up 7% from the first quarter of 2000. Total cash costs were $113 per ounce in both periods presented. Production is expected to approximate 320 thousand ounces in 2001 with total cash costs of approximately $150 per ounce.

     At Vera/Nancy, a 50%-owned joint venture in Queensland, Australia, first quarter 2001 gold sales were 30 thousand ounces with total cash costs of $95 per ounce. Total production in 2001 is expected at approximately 125 thousand ounces at a total cash cost of about $100 per ounce.

     The Batu Hijau mine in Indonesia, which commenced production in the fourth quarter of 1999, produced 90.8 million equity pounds of copper and 71 thousand equity ounces of gold during the first quarter 2001. Copper sales totaled 70.1 million and 61.9 million equity pounds for the 2001 and 2000 periods presented, respectively. Total cash costs were $0.48 and $0.65 per pound, after gold sales credits, for the first quarter of 2001 and 2000, respectively. Copper production in 2001 is expected between 300 million and 340 million equity pounds at a cash cost about $0.45 per pound, with gold production of approximately 240 thousand equity ounces.

FINANCIAL RESULTS

     Consolidated sales include 100% of Minera Yanacocha and Kori Kollo and Newmont equity production elsewhere, but exclude Batu Hijau, which is accounted for as an equity investment. The decrease in consolidated sales revenue in the first quarter of 2001 from the comparable 2000 period primarily resulted from lower gold prices as shown in the following table:


                                                       Three Months Ended
                                                            March 31,
                                                    -----------------------
                                                        2001           2000
                                                        ----           ----

Consolidated sales (in millions)                    $  424.1       $  453.1
Consolidated production ozs. (000)                   1,605.3        1,571.4
Average price realized per consolidated ounce       $    264       $    288
Average spot price received per ounce               $    264       $    289

                                                       Three Months Ended
                                                            March 31,
                                                            ---------
                                                          2001 VS. 2000
                                                          -------------
Increase (decrease) in consolidated sales due to
     (in millions):
 Consolidated production                                   $    9.5
 Average gold price received                                  (38.5)
                                                           --------

  Total                                                    $  (29.0)
                                                           ========

     Costs applicable to sales include total cash costs and provisions for estimated final reclamation expenses related to consolidated production.

                                                       Three Months Ended
                                                            March 31,
                                                      ---------------------
                                                        2001           2000
                                                        ----           ----
     Costs applicable to sales (in millions):
     North American operations:
        Nevada                                        $148.5         $140.3
        Mesquite                                         8.6            7.7
        La Herradura                                     2.0            1.6
        Golden Giant                                    14.2           24.6
        Holloway                                         4.6            6.6
     South American operations:
        Minera Yanacocha                                53.7           40.0
        Korri Kollo                                     12.4           17.0
     Zarafshan-Newmont                                   7.1            7.9
     Vera/Nancy                                          2.9            3.4
     Minahasa                                           13.2           12.3
     Other                                               2.1             --
                                                      ------         ------
     Total                                            $269.3         $261.4
                                                      ======         ======


     Depreciation and depletion
                                                       Three Months Ended
                                                            March 31,
                                                      ---------------------
                                                        2001           2000
                                                        ----           ----
     North American operations:
        Nevada                                        $ 29.5         $ 33.1
        Mesquite                                         1.5            3.4
        La Herradura                                     0.8            0.6
        Golden Giant                                     4.7           10.6
        Holloway                                         1.7            3.9
     South American operation
        Minera Yanacocha                                20.1           16.3
        Korri Kollo                                      4.8            6.1
     Zarafshan-Newmont                                   2.9            2.8
     Vera/Nancy                                          1.1            1.3
     Minahasa                                            5.6            5.8
     Other                                               2.5            2.1
                                                      ------         ------
     Total                                            $ 75.2         $ 86.0
                                                      ======         ======

     Interest expense, net of capitalized interest was $20.3 million and $24.7 million for the first quarter of 2001 and 2000, respectively, with increased capitalized interest in the first quarter of 2001 related to the La Quinua project at Yanacocha.

     Income tax expense in the first three months of 2001 and 2000 was $2.5 million and $11.1 million, respectively. The decrease reflected lower taxable income in 2001, primarily the result of lower gold prices realized on metal sales.

     Merger and restructuring expenses of $60.5 million ($43.7 million, net of tax) included $28.1 million of transaction and related costs associated with the Battle Mountain merger and $32.4 million of restructuring expenses that included $22.1 million for voluntary early retirement pension benefits and $10.3 million for employee severance and office closures.

     Unrealized mark-to-market gain on call option contracts of $15.6 million and $0.2 million for the three months ended March 31, 2001 and 2000, respectively, reflected the change in fair value as of the end of each period. A decrease in fair value represents an unrealized loss to the counterparty holding these contracts and a corresponding unrealized gain to Newmont. The change in fair value in the first quarter of 2001 primarily resulted from volatility in the gold spot market. Over the life of the contracts, any unrealized gains or losses will be restored to income.

     Equity in loss of Batu Hijau of $4.4 million and $8.1 million for the first quarter of 2001 and 2000, respectively, reflected the ramp up in production that commenced in December 1999 at Batu Hijau.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Unless specific hedging criteria are met, changes in the derivative's fair value are recognized currently in earnings. Gains and losses on derivative hedging instruments are recorded in either other comprehensive income (loss) or current earnings (loss), depending on the nature of the instrument. The cumulative effect of the change was ($0.1) million.

     The Company changed its method of accounting for revenue recognition in the fourth quarter of 2000, effective January 1, 2000, to record sales upon delivery of third-party refined gold to the customer. Previously, revenue was recognized upon the completion of the production process, or when gold was poured into dore at the mine site. The cumulative effect of the change was $12.6 million, net of tax and minority interest.

     Other comprehensive loss, net of tax, included $4.2 million and $17.8 million for temporary losses on marketable securities of Lihir Gold for the three months ended March 31, 2001 and 2000, respectively. The first quarter of 2001 also included a $0.3 million gain for the effective portion of the change in fair value of cash flow hedge instruments.


LIQUIDITY AND CAPITAL RESOURCES

     During the first three months of 2001, cash flow from operations ($18.6 million), restricted cash ($40.0 million) net borrowings ($3.4 million) and a portion of existing cash funded capital expenditures ($99.8 million) and dividends ($7.7 million). In the current gold price environment, Newmont is continuously monitoring and adjusting cash requirements for operating, exploration and capital expenditures in order to minimize long-term borrowings required during 2001.

     INVESTING ACTIVITIES AND CAPITAL EXPENDITURES

     Capital expenditures were as follows:

                                                        Three Months Ended
                                                             March 31,
                                                       --------------------
                                                        2001           2000
                                                        ----           ----
     Capital expenditures (in millions):
     North American operations                         $26.0          $21.2
     Overseas operations                                69.1           35.0
     Other projects and capitalized interest             4.7            0.7
                                                       -----          -----
     Total                                             $99.8          $56.9
                                                       =====          =====

     Expenditures for North American operations during the first three months of 2001 included $22.7 million related to activities in Nevada, primarily for the development of the Deep Post underground mine. Overseas capital expenditures were primarily at Minera Yanacocha ($64.5 million) for development of the La Quinua project and other ongoing expansion work. Capital expenditures in the 2000 period were primarily for Nevada and Minera Yanacocha leach pad expansion projects and Nevada capitalized mining.


     FINANCING ACTIVITIES

     During the first three months of 2001, net borrowings of $68 million were made under Newmont's $1.0 billion credit facility, with $215.0 million outstanding at March 31, 2001, and net borrowings of $32.5 million occurred under project financings for Minera Yanacocha. Battle Mountain Canada debt of $87.1 was repaid in January 2001, subsequent to the merger, with $40 million of restricted cash and borrowings under Newmont's credit facility.

     Newmont plans to offer an approximate $250 million, 10-year, public debt issue in May 2001. The proceeds from this issuance will be used for corporate purposes, including the immediate repayment of debt outstanding under its $1.0 billion credit facility.


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

     Where Newmont expresses an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements ("cautionary statements") are disclosed under "Risk Factors" in the Newmont Annual Report on Form 10-K for the year ended December 31, 2000, as well as other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements.

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

             (b) Reports filed on Form 8-K during the quarter ended March 31, 2001:
                  Report dated January 22, 2001 related to Newmont/Battle Mountain merger.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEWMONT MINING CORPORATION
                                    (Registrant)

Date: May 2, 2001                   /s/ BRUCE D. HANSEN
                                    -------------------
                                    Bruce D. Hansen
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

Date: May 2, 2001                   /s/ LINDA K. WHEELER
                                    --------------------
                                    Linda K. Wheeler
                                    Vice President and Controller
                                    (Principal Accounting Officer)

                           Newmont Mining Corporation

                                 EXHIBIT INDEX

Exhibit
Number                                Description
------                                -----------


  12    -     Statement re Computation of Ratio of Earnings to Fixed Charges.