Form 10-Q
period 2001-06-30
NEWMONT MINING CORP
filed 2001-08-02
CIK 71824

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED June 30, 2001

                                      or

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number:  1-1153


                          NEWMONT MINING CORPORATION
                          --------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                       13-2526632
           --------                                       ----------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
incorporation or organization)


1700 Lincoln Street, Denver, Colorado                       80203
--------------------------------------                      ------
(Address of principal executive offices)                  (Zip Code)


                                 303-863-7414
                                 ------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

There were 195,827,929 shares of common stock outstanding on July 31, 2001.

PART I - FINANCIAL INFORMATION
-------------------------------

ITEM 1.  Financial Statements
------------------------------

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
          Statements of Consolidated Operations and Comprehensive Loss
                        (In thousands, except per share)
                                  (Unaudited)

                                                                                 Three Months
                                                                                    Ended
                                                                                   June 30,
                                                                           ------------------------

                                                                                 2001       2000
                                                                               --------   --------

Sales and other income
 Sales                                                                         $362,361   $411,227
 Dividends, interest and other                                                    3,450       (673)
                                                                               --------   --------
                                                                                365,811    410,554
                                                                               --------   --------
Costs and expenses
 Costs applicable to sales                                                      260,402    240,934
 Depreciation and depletion                                                      72,174     83,385
 Exploration and research                                                        15,305     21,049
 General and administrative                                                      13,665     15,470
 Interest, net of capitalized interest of $3,795
  and $1,387, respectively                                                       20,624     23,347
Other                                                                             1,707      4,059
                                                                               --------   --------
                                                                                383,877    388,244
                                                                               --------   --------

Operating income (loss)                                                         (18,066)    22,310

Unrealized mark-to-market loss on call options                                  (14,719)   (11,305)
                                                                               --------   --------

Pre-tax income (loss) before minority interest and equity income (loss)         (32,785)    11,005

Income tax (expense) benefit                                                        703    ( 5,272)
Minority interest in income of affiliates                                       (10,272)   (22,398)
Equity income (loss) of Batu Hijau                                               10,757     (7,297)
                                                                               --------   --------

Net loss                                                                        (31,597)   (23,962)

Preferred stock dividends                                                        (1,868)    (1,868)
                                                                               --------   --------

Net loss applicable to common shares                                           $(33,465)  $(25,830)
                                                                               ========   ========

Other comprehensive income, net of tax                                            8,634        537
                                                                               --------   --------
Comprehensive loss                                                             $(24,831)  $(25,293)
                                                                               ========   ========

Net loss per common share, basic and diluted                                     $(0.17)    $(0.13)
                                                                               ========   ========

Basic and diluted weighted average shares outstanding                           195,637    192,014

Cash dividends declared per common share                                          $0.03      $0.03
                                                                               ========   ========

                 See Notes to Consolidated Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
          Statements of Consolidated Operations and Comprehensive Loss
                        (In thousands, except per share)
                                  (Unaudited)

                                                                                 Six Months
                                                                                    Ended
                                                                                   June 30,
                                                                            -----------------------

                                                                                2001        2000
                                                                              --------    --------

Sales and other income
 Sales                                                                        $786,458    $864,317
 Dividends, interest and other                                                   6,878       3,763
                                                                              --------    --------
                                                                               793,336     868,080
                                                                              --------    --------
Costs and expenses
 Costs applicable to sales                                                     529,694     502,306
 Depreciation and depletion                                                    147,350     169,401
 Exploration and research                                                       30,620      38,185
 General and administrative                                                     28,144      30,796
 Interest, net of capitalized interest of $6,64
  and $1,850, respectively                                                      40,896      48,079
 Merger and restructuring                                                       60,510
 Other                                                                           5,250       5,257
                                                                              --------    --------
                                                                               842,464     794,024
                                                                              --------    --------

Operating income (loss)                                                        (49,128)     74,056

Unrealized mark-to-market gain (loss) on call options                              854     (11,069)
                                                                              --------    --------

Pre-tax income (loss) before minority interest, equity income (loss) and
 cumulative effect of changes in accounting principle                          (48,274)     62,987

Income tax expense                                                              (1,843)    (16,334)
Minority interest in income of affiliates                                      (25,088)    (47,237)
Equity income (loss) of Batu Hijau                                               6,362     (15,401)
                                                                              --------    --------

Net loss before cumulative effect of changes in accounting principle           (68,843)    (15,985)

Cumulative effect of changes in accounting principle, net                           --     (12,572)
                                                                              --------    --------
Net loss                                                                       (68,843)    (28,557)
Preferred stock dividends                                                       (3,737)     (3,737)
                                                                              --------    --------
Net loss applicable to common shares                                          $(72,580)   $(32,294)
                                                                              ========    ========

Other comprehensive income (loss), net of tax                                    3,977     (18,375)
                                                                              --------    --------
Comprehensive loss                                                            $(68,603)   $(50,669)
                                                                              ========    ========

Net loss before cumulative effect of changes in accounting principles
 per common share, basic and diluted                                            $(0.37)     $(0.10)
                                                                              ========    --------

Net loss per common share, basic and diluted                                    $(0.37)     $(0.17)
                                                                              ========    ========

Basic and diluted weighted average shares outstanding                          194,131     191,926

Cash dividends declared per common share                                         $0.06       $0.06
                                                                              ========    ========

                See Notes to Consolidated Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                                                        June 30,    December 31,
                                                          2001          2000
                                                       ----------    ----------
Assets
 Cash and cash equivalents                             $   76,746    $   77,558
 Short-term investments                                     7,691         7,084
 Accounts receivable                                       21,718        29,281
 Inventories                                              329,714       361,040
 Marketable securities of Lihir                            50,482        37,879
 Prepaid taxes                                             19,511        46,307
 Current portion of deferred income tax assets              9,627         9,624
 Other current assets                                      42,795        43,395
                                                       ----------    ----------
  Current assets                                          558,284       612,168

Property, plant and mine development, net               2,240,931     2,190,504
Investment in Batu Hijau                                  532,826       527,568
Long-term inventory                                       159,299       163,782
Deferred income tax assets                                327,370       294,939
Restricted cash                                             1,378        41,968
Other long-term assets                                     93,455        85,837
                                                       ----------    ----------
  Total assets                                         $3,913,543    $3,916,766
                                                       ==========    ==========

Liabilities
 Short-term borrowings                                 $      --     $   10,000
 Current portion of long-term debt                        194,948        70,447
 Accounts payable                                          84,340        87,757
 Current portion of deferred income tax liabilities         8,325        10,223
 Other accrued liabilities                                162,554       220,175
                                                       ----------    ----------
  Current liabilities                                     450,167       398,602

 Long-term debt                                         1,085,630     1,129,390
 Reclamation and remediation liabilities                  168,623       160,548
 Deferred revenue from sale of future production          137,198       137,198
 Fair value of written call options                        54,784        55,638
 Deferred income tax liabilities                          112,376       104,649
 Other long-term liabilities                              259,499       239,384
                                                       ----------    ----------
  Total liabilities                                     2,268,277     2,225,409
                                                       ----------    ----------

 Contingencies (Notes 5 and 11)

Minority interest in affiliates                            211,227      191,314
                                                        ----------   ----------

Stockholders' equity
 Convertible preferred stock                                11,500      11, 500
 Common stock                                              313,347      312,107
 Additional paid-in capital                              1,464,049    1,463,318
 Accumulated other comprehensive loss                      (21,811)     (25,788)
 Retained deficit                                         (333,046)    (261,094)
                                                        ----------   ----------
  Total stockholders' equity                             1,434,039    1,500,043
                                                        ----------   ----------
  Total liabilities and stockholders' equity            $3,913,543   $3,916,766
                                                        ==========   ==========

                See Notes to Consolidated Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                     Statements of Consolidated Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                                 --------
                                                             2001        2000
                                                           --------    ---------
Operating activities:
 Net loss                                                  $ (68,843)  $ (28,557)
 Adjustments to reconcile net loss to net cash provided
  by operating activities:
  Depreciation and depletion                                 147,350     169,401
  Amortization of capitalized mining costs                    18,632      35,712
  Amortization of put option premiums                             --      13,088
  Noncash merger and restructuring expenses                   14,667          --
  Unrealized mark-to-market (gain) loss on call options         (854)     11,069
  Deferred taxes                                             (29,937)    (13,141)
  Foreign currency exchange loss                                 786       3,875
  Cumulative effect of accounting changes                         --      12,572
  Minority interest, net of dividends                         19,912      17,702
  Undistributed (income) losses of Batu Hijau                 (6,362)     15,401
  Gain on sale of assets and other                            (2,665)       (613)
  (Increase) decrease in operating assets:
  Accounts receivable                                          6,657     (17,307)
  Inventories                                                 36,663     (15,233)
  Other assets                                                30,791      (5,691)
  Increase (decrease) in operating liabilities:
  Accounts payable and accrued expenses                      (45,247)       (849)
  Other liabilities                                            3,716      13,852
                                                           ---------   ---------
Net cash provided by operating activities                    125,266     211,281
                                                           ---------   ---------

Investing activities:
  Additions to property, plant and mine development         (220,900)   (159,586)
  Repayments from (advances to) Batu Hijau                       343     (91,800)
  Repayments from joint ventures and affiliates                   --      15,364
  Cash effect of affiliate merger                                 --     (54,700)
  Proceeds from asset sales and other                            (42)     (4,069)
                                                           ---------   ---------
Net cash used in investing activities                       (220,599)   (294,791)
                                                           ---------   ---------

Financing activities:
  Proceeds from short-term borrowings                             --       5,000
  Repayment of short-term borrowings                         (10,000)         --
  Proceeds from long-term borrowings                         989,100     237,000
  Repayments of long-term borrowings                        (907,627)   (217,257)
  Decrease in restricted cash                                 40,000          --
  Dividends paid on common and preferred stock               (15,473)    (13,811)
  Other                                                        1,109        (619)
                                                           ---------   ---------
Net cash provided by financing activities                     97,109      10,313
                                                           ---------   ---------
Effect of exchange rate changes on cash                       (2,588)      2,627
                                                           ---------   ---------
Net change in cash and cash equivalents                         (812)    (70,570)
Cash and cash equivalents at beginning of period              77,558     122,832
                                                           ---------   ---------
Cash and cash equivalents at end of period                 $  76,746   $  52,262
                                                           =========   =========

Supplemental information:
Interest paid, net of amounts capitalized of $6,642
  and $1,850, respectively                                 $  39,197   $  48,486
 Income taxes paid                                         $  42,598   $  50,111

                 See Notes to Consolidated Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


(1)  Basis of Preparation of Financial Statements
     ---------------------------------------------

     These unaudited interim consolidated financial statements of Newmont Mining Corporation ("NMC") and its subsidiaries (collectively, the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the 2000 financial statements of the Company filed on Form 8-K.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     On January 10, 2001, the Company completed a merger with Battle Mountain Gold Company ("Battle Mountain") where each share of common stock of Battle Mountain and each exchangeable share of Battle Mountain Canada Ltd. (a wholly-owned subsidiary of Battle Mountain) was converted into the right to receive
0.105 share of NMC common stock, or approximately 24.1 million shares. The Company also exchanged 2.3 million shares of newly issued $3.25 convertible preferred stock for all outstanding shares of Battle Mountain $3.25 convertible preferred stock. The merger was accounted for as a pooling of interests, and as such, consolidated financial statements have been restated to include Battle Mountain's financial data as if Battle Mountain had always been part of Newmont.

     The following table sets forth results of operations of the previously separate companies for the periods before the combination (in millions):

                                                               Three Months Ended June 30,    Six Months Ended June 30,
                                                              -----------------------------  ---------------------------
                                                                      2001           2000           2001          2000
                                                                     ------         ------         ------        ------
Sales - pre-merger:
         Company                                                     $   --         $351.0         $   --        $718.6
         Battle Mountain                                                 --           60.2             --         145.7
Sales - post-merger                                                   362.4             --          786.5            --
                                                                     ------         ------         ------        ------
Total                                                                $362.4         $411.2         $786.5        $864.3
                                                                     ======         ======         ======        ======

Net loss applicable to common shares pre-merger:
         Company                                                     $   --         $(16.4)        $   --        $(18.5)
         Battle Mountain                                                 --           (9.4)            --         (13.8)
Net loss applicable to common shares post merger                      (33.5)            --          (72.6)           --
                                                                     ------         ------         ------        ------
Total                                                                $(33.5)        $(25.8)        $(72.6)       $(32.3)
                                                                     ======         ======         ======        ======



(2)  Inventories
     -----------
                                         At June 30,     At December 31,
                                             2001             2000
                                           --------         --------
     (In thousands) Current:
     Ore and in-process inventories        $224,791         $241,181
     Precious metals                         11,897           23,452
     Materials and supplies                  93,025           95,395
     Other                                        1            1,012
                                           --------         --------
                                           $329,714         $361,040
                                           ========         ========
     Non-current:
       Ore in stockpiles                   $159,299         $163,782
                                           ========         ========
(3)  Investment in Batu Hijau
     ------------------------

     The Company has an indirect 45% interest in P.T. Newmont Nusa Tenggara (PTNNT), the owner of the Batu Hijau copper/gold mine in Indonesia, through the Nusa Tenggara Partnership (NTP). Because the Company carried a proportionate amount of the investment of the 20% Indonesian owner, until recouping the bulk of its construction investment, including interest, the Company recognizes 56.25% of Batu Hijau's income. The equity investment in Batu Hijau was $532.8 million and $527.6 million at June 30, 2001 and December 31, 2000, respectively, based on accounting principles generally accepted in the U.S. Differences between 56.25% of NTP's net assets and the Company's investment include (i) $208.8 million for the fair market value adjustment recorded by NTP in conjunction with the Company's initial contribution, net of amortization, (ii) $42.8 million for intercompany charges, (iii) $116.4 million for the fair market value adjustment recorded by the Company in conjunction with the purchase of a subsidiary minority interest, net of amortization and (iv) $148.3 million for contributions recorded by the Company that were classified as debt by NTP. Certain of these amounts are amortized or depreciated on a unit-of-production basis. (See Note (10) for a description of the Company's equity income (loss) in Batu Hijau, where its net income reflects the elimination of interest between PTNNT and NTP). NTP's long-term debt is non-recourse to the Company and its partner. Repayment of this debt will be in semi-annual installments of $43.5 million from May 2001 through November 2010, and $22.1 million from May 2011 through November 2013 for the project financing and $22.5 million in May 2005 for an additional loan facility. The Company and its partner have a contingent obligation to provide a $125 million support facility on a pro-rata basis, if required.

Following is NTP summarized financial information based on U.S. generally accepted accounting principles (in millions):

                                        Three Months Ended June 30,    Six Months Ended June 30,
                                        ----------------------------  ---------------------------
                                                2001          2000           2001          2000
                                               ------        ------         ------        ------
Revenues                                       $131.4        $ 85.2         $223.4        $173.2
Net income (loss)                              $  3.3        $(22.9)        $(17.1)       $(50.3)
Dividends received                             $   --        $   --         $   --        $   --

                                                        At June 30,      At December 31,
                                                           2001               2000
                                                        ----------        ----------
Current assets                                           $  187,958       $  209,011
Property, plant and mine development, net                $1,972,997       $2,020,386
Other assets                                             $  163,177       $  135,674

Current portion of long-term debt                        $   86,732       $   86,732
Current liabilities                                      $  189,879       $  198,455
Debt and related interest to partners and affiliates     $  265,589       $  283,504
Long-term debt                                           $  892,403       $  913,268
Other liabilities                                        $    3,073       $    2,013

(4)  Long-Term Debt
     --------------

     On May 14, 2001, the Company issued $275 million of 8.625% notes due 2011. Proceeds of $272 million after transaction costs were used to repay outstanding debt under the Company's revolving credit facility, with the remainder for general corporate purposes.

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

     As of June 30, 2001, scheduled minimum long-term debt repayments are $13.4 million in the second half of 2001, $189.4 million in 2002, $71.5 million in 2003, $82.9 million in 2004, $333.6 million in 2005 and $589.8 million thereafter.

(5)  Option Contracts and Commodity Instruments
     ------------------------------------------

     In mid-1999, the Company purchased near-term put option contracts for 2.85 million ounces of gold, with a strike price of $270 per ounce, which expired August 1999 through December 2000. This purchase was paid for by selling call option contracts for 2.35 million ounces at average strike prices noted below:

             Ounces    Price
            ---------  -----

    2004      250,000   $350
    2005      250,000   $350
    2008    1,000,000   $386
    2009      850,000   $385

    The initial fair value of the put options of $37.6 million was amortized over the term of the options. The call options, with an initial fair value of $37.6 million, are marked to market at each reporting date in current earnings and on June 30, 2001 and December 31, 2000, had a fair value of $54.8 million and $55.6 million, respectively. The noncash unrealized mark to market gain (loss) was $0.9 million and ($11.1 million) for the six months ended June 30, 2001 and 2000, respectively. At June 30, 2001, a $1.00 increase in the gold price would result in a $0.39 per ounce increase in the fair value of the liability associated with call options.

     The Company had the following commodity instruments as of June 30, 2001:

                                            2001     2002     2003    2004  Total/Average
                                         -------  -------  -------  ------  -------------
Combination call and put options:
   Written call options - ounces          46,376   92,752   92,752   7,563        239,443
       Average strike price per ounce    $   348  $   348  $   348  $  359       $    348
   Purchased put options - ounces         46,376   92,752   92,752   7,563        239,443
       Average strike price per ounce    $   286  $   286  $   286  $  296       $    286
Flat forward contracts - ounces           15,626   31,252   31,252   1,563         79,693
       Average price per ounce           $   314  $   314  $   314  $  323       $    314

     The Company is not required to place collateral with respect to its commodity instruments and there are no margin calls associated with such contracts. Credit risk is minimized by dealing only with major financial institutions/counterparties. The combination put and call options have been designated as cash flow hedges and had a fair value of $3.8 million and $2.7 million at June 30, 2001 and January 1, 2001, respectively, included in other long-term assets. The effective portion of these hedges is marked to market through accumulated other comprehensive income (loss). The flat forwards had a fair value of $2.0 million at both June 30, 2001 and December 31, 2000. A $1.00 increase in the gold price would result in a $0.67 per ounce increase and $0.97 per ounce decrease in the fair value of the combination options and flat forwards, respectively, at June 30, 2001.

(6)  Dividends, Interest and Other Income
     ------------------------------------


                                                                  Three Months Ended    Six Months Ended
                                                                       June 30,             June 30,
                                                                  -------------------  ------------------
                                                                      2001      2000      2001      2000
                                                                     -----     -----     -----     -----
  Interest income...............................................     $ 1.1     $ 3.2     $ 1.7     $ 6.0
  Foreign currency exchange gain (loss), net....................       0.2      (4.9)     (0.8)     (4.4)
  Net gain on sale of surplus properties........................       0.2        --       3.8        --
  Other.........................................................       2.0       1.0       2.2       2.2
                                                                     -----     -----     -----     -----
     Total......................................................     $ 3.5     $(0.7)    $ 6.9     $ 3.8
                                                                     =====     =====     =====     =====


(7)  Merger and Restructuring Expenses
     ---------------------------------

     In conjunction with the NMC/Battle Mountain merger, expenses of $28.1 million were incurred in the six months ended June 30, 2001. Total merger expenses of $35.0 million, of which $6.9 million were incurred in 2000, included $19.8 million for investment/professional advisory fees, $11.7 for terminated employee benefits and severance costs and $3.5 million for office closures and related disposals of redundant assets.

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


     In June 2001, the FASB issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. The adoption of these standards is not expected to impact the Company's historical financial statements or results of operations.

(9)  Comprehensive Income (Loss)
     ---------------------------

     Other comprehensive income (loss), net of tax, included a $9.0 million gain and a $17.9 million loss for temporary changes in the market value of Lihir Gold securities for the six months ended June 30, 2001 and 2000, respectively. The first six months of 2001 also included gains of $1.1 million for the effective portion of changes in fair value of cash flow hedge instruments and a $6.1 million loss for foreign currency translation adjustments.


(10) Segment Information
     -------------------

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

     Financial information relating to the Company's consolidated segments is as follows (in millions):


                                                                           Three Months Ended June 30, 2001
                                                                           --------------------------------

                                                     North        South                Zarafshan-
                                                   American     American    Minahasa,   Newmont,
                                                  Operations   Operations*  Indonesia  Uzbekistan  Australia   Other   Consolidated
                                                  -----------  -----------  ---------  ----------  ---------  -------  -------------
Sales                                             $    186.9    $    131.4   $   21.7   $    13.5   $    8.9  $   --     $    362.4
Interest income                                   $       --    $      0.7   $    0.1   $      --   $     --  $  0.3     $      1.1
Interest expense                                  $       --    $      0.3   $     --   $     0.2   $     --  $ 20.1     $     20.6
Depreciation and depletion                        $     34.8    $     26.4   $    5.5   $     2.9   $    0.9  $  1.7     $     72.2
Pre-tax income (loss) before minority interest
and equity income (loss)                          $    (18.1)   $     30.5   $    4.4   $     3.5   $    4.2  $(57.3)    $    (32.8)
Significant non-cash items:
Amortization of capitalized mining                $      8.8    $       --   $    0.2   $      --   $     --  $--        $      9.0
Capital expenditures                              $     15.4    $     98.9   $     --   $     5.0   $    0.6  $  1.2     $    121.1

*  Not reduced for minority interest




                                                                           Three Months Ended June 30, 2000
                                                                           --------------------------------

                                                    North        South                 Zarafshan-
                                                   American    American    Minahasa,    Newmont,
                                                  Operations  Operations*  Indonesia   Uzbekistan  Australia   Other   Consolidated
                                                  ----------  -----------  ----------  ----------  ---------  -------  ------------
Sales                                             $    226.1   $    132.1   $    26.0   $    17.6   $    9.4  $   --    $     411.2
Interest income                                   $      --    $      1.5   $     0.1   $      --   $     --  $  1.6    $       3.2
Interest expense                                  $      0.1   $      1.1   $      --   $     0.5   $     --  $ 21.6    $      23.3
Depreciation and depletion                        $     48.3   $     23.0   $     5.9   $     2.8   $    1.2  $  2.2    $      83.4
Pre-tax income (loss) before minority interest
and equity loss                                   $      7.5   $     53.0   $     7.1   $     6.4   $    5.3  $(68.3)   $      11.0
Significant non-cash items:
Amortization of capitalized mining                $     12.5   $       --   $     0.5   $      --   $     --  $   --    $      13.0
Capital expenditures                              $     35.4   $     56.7   $     1.5   $     1.3   $    1.6  $  6.2    $     102.7

*  Not reduced for minority interest

                                                                            Six Months Ended June 30, 2001
                                                                            ------------------------------

                                                    North         South                Zarafshan-
                                                   American     American    Minahasa,   Newmont,
                                                  Operations   Operations*  Indonesia  Uzbekistan  Australia   Other   Consolidated
                                                  ----------   -----------  ---------  ----------  ---------  -------  ------------
Sales                                              $   418.4    $    272.9   $   52.2   $    26.7   $   16.3  $    --   $     786.5
Interest income                                    $      --    $      0.9   $    0.1   $      --   $     --  $   0.7   $       1.7
Interest expense                                   $     0.1    $      1.6   $     --   $     0.5   $     --  $  38.7   $      40.9
Depreciation and depletion                         $    73.9    $     51.3   $   11.1   $     5.8   $    2.0  $   3.3   $     147.4
Pre-tax income (loss) before minority interest
and equity income (loss)                           $   (12.6)   $     73.3   $   16.2   $     6.8   $    7.3  $(139.3)  $     (48.3)
Significant non-cash items:
Amortization of capitalized mining                 $    14.5    $       --   $    4.1   $      --   $     --  $    --   $      18.6
Capital expenditures                               $    41.4    $    166.2   $     --   $     5.9   $    1.5  $   5.9   $     220.9

*  Not reduced for minority interest

                                                                        Six Months Ended June 30, 2000
                                                                        ------------------------------

                                              North         South                  Zarafshan-
                                             American     American     Minahasa,    Newmont,
                                            Operations   Operations*   Indonesia   Uzbekistan   Australia    Other    Consolidated
                                            ----------   -----------   ---------   ----------   ---------   -------   ------------
Sales                                        $   471.8    $    277.0    $   62.4    $    36.3    $   16.8   $    --    $     864.3
Interest income                              $      --    $      2.5    $    0.1    $      --    $     --   $   3.4    $       6.0
Interest expense                             $     0.2    $      3.3    $     --    $     1.0    $     --   $  43.6    $      48.1
Depreciation and depletion                   $    99.9    $     45.4    $   11.7    $     5.6    $    2.5   $   4.3    $     169.4
Pre-tax income (loss) before minority
 interest, equity loss and cumulative
 effect of a change in accounting
 principle                                   $    23.1    $    115.0    $   25.3    $    13.7    $    8.0   $(122.1)   $      63.0

Cumulative effect of a change in
accounting principle                         $    (5.2)   $     (5.2)   $   (2.1)   $    (2.4)   $   (0.1)  $   2.4    $     (12.6)
Significant non-cash items:
Amortization of capitalized mining           $    34.9    $       --    $    0.8    $      --               $    --    $      35.7
Capital expenditures                         $    56.6    $     88.5    $    2.3    $     2.3    $    3.0   $   6.9    $     159.6

*  Not reduced for minority interest

     The Company operates the Batu Hijau mine in Indonesia that is accounted for as an equity investment. Batu Hijau financial information, based on U.S. generally accepted accounting principles, was as follows (in millions):


                                                         Three Months Ended     Six Months Ended
                                                              June 30,              June 30,
                                                        --------------------  --------------------
                                                            2001       2000       2001       2000
                                                          ------     ------   --------   --------
   Sales..............................................    $131.2     $ 85.0   $  223.0   $  172.9
   Interest income....................................    $  0.2     $  0.1   $    0.4   $    0.2
   Interest expense...................................    $ 37.1     $ 27.1   $   70.7   $   58.8
   Depreciation and amortization......................    $ 23.7     $ 19.3   $   45.8   $   36.9
   Net loss...........................................    $ (5.9)    $(28.0)  $  (34.2)  $  (62.9)
   Capital expenditures...............................    $  9.3     $ 16.7   $  (22.6)  $   69.3
   Total assets at June 30,...........................                        $2,191.8   $2,174.7

    Equity income of Batu Hijau was $10.8 million in the second quarter of 2001(based on 56.25% of Batu Hijau's income and elimination of $10.2 million and $3.0 million of intercompany interest and management fees, respectively, and amortization adjustments of $0.6 million). In the comparable 2000 period, the equity loss was $7.3 million (based on 56.25% of the Batu Hijau loss and elimination of $6.2 million and $1.8 million of intercompany interest and management fees, respectively, and amortization adjustments of $0.4 million). For the six months ended June 30, 2001, equity income of Batu Hijau was $6.4 million (based on 56.25% of Batu Hijau's income and elimination of $17.4 million and $5.6 million of intercompany interest and management fees, respectively, and amortization adjustments of $1.3 million) and for the comparable 2000 period, the equity loss was $15.4 million (based on 56.25% of the Batu Hijau loss and elimination of $13.0 million and $5.9 million of intercompany interest and management fees, respectively, and amortization adjustments of $1.2 million).

(11) Contingencies

   (a) Reclamation Obligations

     The Company's mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2001 and December 31, 2000, $117.1 million and $108.9 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

     In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company's best estimate of its liability for these matters, $60.0 million and $63.5 million were accrued for such obligations at June 30, 2001 and December 31, 2000, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 40% greater or lower than the amount accrued at December 31, 2000. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised.

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

     In 1991, Dawn's lease was terminated. As a result, Dawn was required to file a formal mine closure and reclamation plan. The Department of Interior has commenced an Environmental Impact Study to analyze Dawn's proposed plan and to consider alternate closure and reclamation plans for the mine. Dawn cannot predict at this time what type of mine reclamation plan may be selected by the Department of Interior. Dawn does not have sufficient funds to pay for the reclamation plan it proposed or for any alternate plan.

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

  (b)  Other

     In June 2000, a transport contractor of Minera Yanacocha spilled approximately 151 kilograms of mercury near the town of Choropampa, Peru, which is located 53 miles southwest of the mine. Mercury is a byproduct of gold mining and was sold to a Lima firm for use in medical instrumentation and industrial applications. A comprehensive health and environmental remediation program was undertaken by Minera Yanacocha. In August 2000, Minera Yanacocha paid under protest a fine of 1,740,000 soles (approximately US$500,000) to the Peruvian government. Minera Yanacocha entered into agreements with three of the communities impacted by this incident to provide a variety of public works as compensation for the disruption and inconvenience caused by the incident. Estimated costs of $10.0 million for these improvements, other remediation efforts, personal compensation and the fine were included in Other expense in 2000. Neither the Company nor Minera Yanacocha can reasonably predict the likelihood of any additional expenditures related to this matter.

     In 1999, the Company entered into a prepaid forward sale contract for approximately 483,333 ounces of gold, with initial proceeds of $137.2 million, for delivery in June 2005, 2006 and 2007. Such proceeds were recorded as deferred revenue and will be recognized in income when the related gold is delivered. Additional proceeds will be determined at each delivery date based on the excess of the then existing market price (not to exceed $380 per ounce) over $300 per ounce. The prepaid forward sale contract also included semi-annual delivery requirements of approximately 17,950 ounces beginning June 2000 through June 2007. The Company entered into forward purchase contracts at prices increasing from $263 per ounce in 2000 to $354 per ounce in 2007 to coincide with these delivery commitments. The fair value of the forward purchase contracts was $3.4 million at June 30, 2001 and changes in fair value are reflected in Other comprehensive income.


(12) Supplementary Data
-----------------------

     The ratio of earnings to fixed charges for the six months ended June 30, 2001 was 0.07 and were inadequate to cover fixed charges with a deficiency of $45 million. The ratio of earnings to fixed charges represents income before income taxes and interest expense divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. The Company guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.


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

SUMMARY

     Newmont recorded a net loss to common shares of $33.5 million ($0.17 per share) and $25.8 million ($0.13 per share) in the second quarter of 2001 and 2000, respectively. For the first half of 2001 and 2000, before an accounting change for revenue recognition in 2000, net losses to common shares were $72.6 million ($0.37 per share) and $19.7 million ($0.10 per share), respectively. The cumulative effect of the 2000 accounting change totaled $12.6 million ($0.07 per share), net of tax and minority interest.

     The 2001 results were impacted by lower gold prices, merger and restructuring expenses and noncash unrealized gains/losses on call option contracts that are marked-to-market as of the last day of each quarter-end. The second quarter and first half of 2001 included, net of tax, a $9.6 million loss ($0.05 per share) and a $0.5 million gain ($0.00 per share), respectively, for the noncash unrealized mark-to-market position on call option contracts. The first half of 2001 also included $43.7 million ($0.22 per share) for merger and restructuring expenses. The second quarter and first half of 2000 included, net of tax, $11.6 million ($0.06 per share) and $15.7 million ($0.08 per share), respectively, for noncash unrealized mark-to-market losses on call option contracts and amortization of put option premiums.

     Total equity gold sales, total cash costs and average realized gold prices were as follows:

                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                             June 30,
                                                --------------------------           ---------------------------
                                                  2001              2000               2001               2000
                                                --------          --------           --------           --------
Equity gold sales ounces (000)                   1,219.3           1,278.9            2,641.6            2,666.3
Total cash costs per ounce                      $    194          $    173           $    182           $    172
Total costs per ounce                           $    251          $    236           $    235           $    233
Average price realized per ounce                $    268          $    282           $    266           $    285

     For the full-year 2001, gold sales are expected to total approximately 5.4 million ounces with a total cash cost of $180 per ounce.

MARKET CONDITIONS AND RISKS

    METAL PRICE

     Changes in the market price of gold significantly affect Newmont's profitability and cash flow. Gold prices can fluctuate widely and are affected by numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment and global mine production levels. The gold price fell to a 20-year low of $253 in July 1999 and has periodically recovered moderately, with an average price of $266 for the first half of 2001. Changes in the market price of copper also affect Newmont's profitability and cash flow from its Batu Hijau mine in Indonesia.

Newmont has generally sold its production at market prices, but has used a limited number of commodity instruments to provide a measure of price protection. At June 30, 2001, the following commodity instruments were outstanding:

                                                                                    Ounces            Fair Value
                                                                                    ------            ----------
                                                                                                     (in millions)
                                                                                                     -------------
   Combination, matched put and call options, expiring 2001-2004                     239,443             $  3.8
   Flat forward sales contracts, 2001-2004                                            79,693             $  2.0
   Written call option contracts liabliity, expiring 2004-2009                     2,350,000             $(54.8)



The option contracts are marked to market at each quarter-end and the resulting gains or losses in current earnings may fluctuate significantly, primarily depending upon gold spot market prices and volatility. The combination, matched put and call options have been designated as cash flow hedges such that changes in the effective portion of the hedge is marked to market through accumulated other comprehensive income or loss. A one-dollar increase in the gold price would result in a $0.67 per ounce increase and $0.97 per ounce decrease in the fair value of the combination option contracts and flat forward contracts, respectively, and a $0.39 per ounce increase in the fair value of the liability associated with written call options as of June 30, 2001, assuming all other factors are constant.

   FOREIGN CURRENCY

   In addition to the U.S., Newmont conducts operations in Canada, Peru, Bolivia, Uzbekistan and Indonesia and has an interest in joint ventures in Mexico and Australia. Gold produced at these operations is sold in the international markets for U.S. dollars. The cost and debt structures at these operations are also primarily U.S. dollar denominated, except for Canadian and Australian operations where such structures are primarily denominated in local currencies. To the extent that there are fluctuations in local currency exchange rates against the U.S. dollar, the devaluation of a local currency is generally economically neutral or beneficial to the operation since local salaries and supply contracts will decrease against the U.S. dollar revenue stream. Foreign currency exchange rate losses related to Canadian and Australian operations were $0.8 million and $4.4 million in the six months ended June 30, 2001 and 2000, respectively.

RESULTS OF OPERATIONS

     GOLD SALES

                                                            Three Months Ended June 30,             Six Months Ended June 30,
                                                        -----------------------------------    -----------------------------------
                                                           2001      2000     2001     2000       2001      2000     2001     2000
                                                        -------   -------    -----    -----    -------   -------    -----    -----

                                                                           Total Cash Costs                       Total Cash Costs
                                                        Equity Ozs. Sold       Per Oz.         Equity Ozs. Sold       Per Oz.
                                                        ----------------   ----------------    ----------------    --------------
North American operations:
  Nevada operations...................................    603.1     661.6    $ 236    $ 205    1,332.7   1,292.6    $ 216    $ 212
  Mesquite, California................................     24.2      30.4      216      193       63.7      68.0      213      200
  La Herradura, Mexico................................     14.1      13.5      174      142       26.8      23.8      163      146
  Golden Giant, Canada................................     52.0      92.9      176      147      123.6     259.1      186      144
  Holloway, Canada....................................     20.9      17.1      270      274       43.9      46.4      230      205
South American operations:
  Yanacocha, Peru.....................................    216.6     205.7      127       88      455.5     424.5      117       88
  Kori Kollo, Bolivia.................................     63.7      57.3      176      222      124.2     122.1      188      211
Zarafshan-Newmont, Uzbekistan.........................     50.4      62.8      139      127      100.1     127.4      140      124
Vera/Nancy, Australia.................................     31.1      33.4      100       77       61.3      58.9       98      100
Minahasa, Indonesia...................................     82.0      73.4      142      176      197.0     180.6      125      139
Batu Hijau, Indonesia.................................     79.2      30.8      n/a      n/a      130.8      62.9      n/a      n/a
  Less prepaid forward ozs. delivered.................    (18.0)      n/a                        (18.0)      n/a
                                                        -------   -------                      -------   -------
     Total/Weighted average...........................  1,219.3   1,278.9    $ 194    $ 173    2,641.6   2,666,3    $ 182    $ 172
                                                        =======   =======                      =======   =======

Total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, production taxes, royalties and other cash costs. Batu Hijau costs are reported per pound of copper, with gold revenue as an offsetting by-product credit.

NORTH AMERICAN OPERATIONS

     Newmont's Nevada operations are along the Carlin Trend near Elko and in the Winnemucca Region, where the Twin Creeks and the Lone Tree Complex mines are located. Gold sales in the second quarter of 2001 decreased 9% to 603 thousand ounces from the comparable 2000 period, with reduced throughput from the Carlin roaster resulting from the annual maintenance shutdown and lower leach production. Total cash costs for the second quarter of 2001 were $236 per ounce compared with $205 per ounce in the same 2000 period, primarily reflecting lower production and higher electrical power costs. In the first six months of 2001, sales totaled 1.33 million ounces compared with 1.29 million ounces in the same 2000 period. Full-year 2001 sales in Nevada are expected to exceed 2.7 million ounces with total cash costs about $215 per ounce.

     Production at the Deep Post underground mine began in March 2001 with 43 thousand ounces in the second quarter. With the continued ramp up in production, 150 thousand ounces are expected in the second half of the year. By 2003, Deep Post will reach an annual production rate of 380,000 ounces at an average total cash costs of approximately $150 per ounce over the life of the mine. Exploration along the drift connecting Deep Post and Deep Star underground deposits has generated encouraging results.

     Mesquite mine sales were 24 thousand ounces and 64 thousand ounces in the second quarter and first six months of 2001, respectively. Total cash costs were $213 per ounce year-to-date 2001. The heap-leach operation in southern California ceased mining operations in the second quarter of 2001 with the depletion of the ore body. Production in 2001 is expected at approximately 90 thousand ounces with total cash costs about $200 per ounce, as declining amounts of gold are recovered from the leach pads. Selected equipment from the Mesquite mine has been transferred to operations in South America and in Nevada.

     La Herradura, a 44%-owned non-operated joint venture in Mexico, sold 27 thousand equity ounces in the first half of 2001 at a total cash cost of $163 per ounce. Production for 2001 is expected at approximately 55 thousand equity ounces at a cash cost about $170 per ounce.

     Gold sales from the Golden Giant and the 84.65%-owned Holloway underground mines in Ontario, Canada were 124 thousand and 44 thousand ounces, respectively, in the first six months of 2001, with total cash costs of $186 and $230 per ounce. Production for 2001 is expected to total approximately 300 thousand and 100 thousand equity ounces at Golden Giant and Holloway, respectively, with cash costs about $170 and $215 per ounce. Higher production in the second half of 2001 at Golden Giant is expected from the deepening of the mine shaft that has been recently completed.

OVERSEAS OPERATIONS

     Sales at Minera Yanacocha in Peru increased 5% and 7% in the second quarter and first six months of 2001, respectively, to 217 thousand and 456 thousand equity ounces from the same 2000 periods, with higher ore grades. Total cash costs increased to $127 per ounce in the second quarter and to $117 per ounce in first six months of 2001 compared with $88 per ounce in both 2000 periods, primarily reflecting higher waste-to-ore ratios resulting from short-term changes in the mine production schedule. Gold production for 2001 is expected to be just over one million equity ounces at a total cash cost of about $120 per ounce.

     At the newly developed La Quinua deposit at Yanacocha, testing of the agglomeration facility and ore placements on the leach pad is scheduled during the third quarter of 2001, with initial production during the fourth quarter. By 2003, production from La Quinua is expected to reach one million ounces at a total cash cost of approximately $125 per ounce over the life of the deposit. Exploration drilling at Yanacocha is focused on the Corimayo oxide deposit, adjacent to the La Quinua deposit, and on possible extensions of oxide mineralization adjacent to other deposits. Exploration work continues to better understand the copper/gold sulfide geology underneath the Yanacocha deposit, with 26 drill holes completed year-to-date.

     At the 88%-owned Kori Kollo open-pit mine in Bolivia, sales totaled 64 thousand and 124 thousand ounces in the second quarter and first six months of 2001 at a total cash cost of $188 per ounce year-to date. For 2001, total sales are expected at 260 thousand equity ounces with total cash costs about $190 per ounce. Ore placements on its first heap leach pad began at the end of the 2001 second quarter and will add to production in the second half of the year.

     In the second quarter and first six months of 2001, equity gold sales from Zarafshan- Newmont, a 50%- owned joint venture in the Central Asian Republic of Uzbekistan, were 50 thousand ounces and 100 thousand ounces, respectively, about 20% below that in the same 2000 periods reflecting lower average ore grades. Total cash costs per ounce of $140 in the 2001 six-month period compared with $124 in the same 2000 period. Production in 2001 is expected to total approximately 200 thousand equity ounces with total cash costs of about $140 per ounce. Ore placement on the heap leach pad expansion project is scheduled for the beginning of 2002.

     In Indonesia, at Newmont's 80%-owned Minahasa property, gold sales of 82 thousand ounces were up 12% from the second quarter of 2000 and sales of 197 thousand ounces for the first six months were up 9% from the comparable 2000 period. Total cash costs were $125 per ounce for the first half of 2001, down 10% from the first half of 2000. Production is expected to approximate 320 thousand ounces in 2001 with total cash costs of approximately $150 per ounce. Mining operations will cease by the end of the 2001 with the depletion of the ore body.

     At Vera/Nancy, a 50%-owned joint venture in Queensland, Australia, first half 2001 equity gold sales were 61 thousand ounces with total cash costs of $98 per ounce. Total production in 2001 is expected at approximately 120 thousand ounces at a total cash cost of about $100 per ounce.

   The Batu Hijau mine in Indonesia, which commenced production in the fourth quarter of 1999, produced 98 million and 189 million equity pounds of copper during the second quarter and first half of 2001, respectively, and 79 thousand and 131 thousand equity ounces of gold sales. Copper sales totaled 170 million equity pounds for the first six months of 2001 compared with 121 million equity pounds in the same 2000 period. Total cash costs were $0.40 and $0.62 per pound, after gold sales credits, for the first half of 2001 and 2000, respectively. Production has continued to ramp up since 1999 and 2001 production benefited from higher ore grades and recovery rates. In the second quarter of 2001, mill throughput averaged 119 thousand metric tons per day, with rated capacity at 120 thousand metric tons. Copper production in 2001 is expected to be between 320 million and 350 million equity pounds at a cash cost about $0.43 per pound, with gold production over 260 thousand equity ounces.

FINANCIAL RESULTS

   Consolidated sales include 100% of Minera Yanacocha and Kori Kollo and Newmont equity production elsewhere, but exclude Batu Hijau, which is accounted for as an equity investment. The decrease in consolidated sales revenue in the second quarter and first half of 2001 from the comparable 2000 periods primarily resulted from lower gold prices as shown in the following table:

                                                                Three Months Ended     Six Months Ended
                                                                     June 30,              June 30,
                                                                ------------------    ------------------
                                                                    2001      2000        2001      2000
                                                                --------  --------    --------  --------
   Consolidated sales (in millions)...........................  $  362.4  $  411.2    $  786.5  $  864.3
   Consolidated production  ozs. sold (000)...................   1,354.0   1,450.8     2,959.2   3,022.2
   Average price received per ounce...........................  $    268  $    282    $    266  $    285
   Average market price received per ounce....................  $    268  $    283    $    266  $    286

                                                                                   Three Months           Six Months
                                                                                  Ended June 30,        Ended June 30,
                                                                                   2001 vs 2000          2001 vs 2000
                                                                                  --------------        -------------
Decrease in consolidated sales due to (in millions):
     Consolidated production.................................................        $(21.5)               $(12.5)
     Average gold price received.............................................         (27.4)                (65.4)
                                                                                     ------                ------
        Total................................................................        $(48.9)               $(77.9)
                                                                                     ======                ======

     Costs applicable to sales include total cash costs and provisions for estimated final reclamation expenses related to consolidated production.

                                                                   Three Months Ended     Six Months Ended
                                                                        June 30,              June 30,
                                                                   ------------------     ----------------
                                                                    2001        2000       2001      2000
                                                                   ------      ------     ------    ------
      (in millions)
North American operations:
  Nevada operations.............................................   $144.5      $137.2     $293.0    $277.5
  Mesquite......................................................      6.4         5.9       15.0      13.6
  La Herradura..................................................      2.5         2.0        4.5       3.6
  Golden Giant..................................................      9.5        14.2       23.7      38.8
  Holloway......................................................      5.7         3.8       10.3      10.4
South American operations:
  Yanacocha.....................................................     56.5        37.9      110.2      77.9
  Kori Kollo....................................................     14.8        16.0       27.2      33.0
Vera/Nancy......................................................      3.1         2.9        6.0       6.3
Zarafshan-Newmont...............................................      7.0         8.0       14.1      15.9
Minahasa........................................................     11.8        13.1       25.0      25.4
Other...........................................................     (1.4)       (0.1)       0.7      (0.1)
                                                                   ------      ------     ------    ------
  Total.........................................................   $260.4      $240.9     $529.7    $502.3
                                                                   ======      ======     ======    ======

                                      16

     Depreciation and depletion:

                                                                  Three Months Ended    Six Months Ended
                                                                       June 30,             June 30,
                                                                  ------------------    ----------------
                                                                  2001         2000      2001      2000
                                                                  -----        -----    ------    ------
      (in millions)
North American operations:
  Nevada operations.............................................  $27.3        $36.3    $ 57.7    $ 69.4
  Mesquite  ....................................................    1.3          2.7       2.8       6.1
  La Herradura..................................................    1.0          0.8       1.8       1.4
  Golden Giant..................................................    3.6          6.2       8.3      16.8
  Holloway......................................................    1.6          2.3       3.3       6.2
South American operations:
  Yanacocha.....................................................   21.4         17.0      41.5      33.3
  Kori Kollo....................................................    5.0          6.0       9.8      12.1
Vera/Nancy......................................................    0.9          1.2       2.0       2.5
Zarafshan-Newmont...............................................    2.9          2.8       5.8       5.6
Minahasa........................................................    5.5          5.9      11.1      11.7
Other...........................................................    1.7          2.2       3.3       4.3
                                                                  -----        -----    ------    ------
  Total.........................................................  $72.2        $83.4    $147.4    $169.4
                                                                  =====        =====    ======    ======

     Exploration and research expense was $30.6 million in the first half of 2001 compared with $38.2 million in the 2000 first half reflecting the planned reduction to approximately $50 million for the year.

     General and administrative expense was $28.1 million in the first half of 2001, 9% lower than in the comparable 2000 period reflecting synergies from the Battle Mountain merger and savings from the first quarter 2001 restructuring.

     Interest expense, net of capitalized interest was $20.6 million and $23.3 million for the first quarter of 2001 and 2000, respectively, and $40.9 million and $48.1 million for the first half of 2001 and 2000, respectively, reflecting increased capitalized interest in the second quarter of 2001, related to the La Quinua project at Yanacocha, and higher debt balances for the first half of 2001.

     Income tax expense in the first six months of 2001 and 2000 was $1.8 million and $16.3 million, respectively. The decrease reflected lower taxable income in 2001, primarily the result of lower gold prices realized on metal sales.

     Merger and restructuring expenses in the first half of 2001 of $60.5 million ($43.7 million, net of tax) included $28.1 million of transaction and related costs associated with the Battle Mountain merger and $32.4 million of restructuring expenses that included $22.1 million for voluntary early retirement pension benefits and $10.3 million for employee severance and office closures.

     Unrealized mark-to-market gain (loss) on call option contracts of $0.9 million and ($11.1 million) for the six months ended June 30, 2001 and 2000, respectively, reflected the change in fair value as of the end of each period. An decrease in fair value represents an unrealized loss to the counterparty holding these contracts and a corresponding unrealized gain to Newmont. The change in fair value in the first half of 2001 primarily resulted from volatility in the gold spot market. Over the life of the contracts, any unrealized gains or losses will be restored to income.

     Equity in income of Batu Hijau of $10.8 million and $6.4 million for the second quarter and first half of 2001, respectively, compared with losses of $7.3 million and $15.4 million for the same 2000 periods, reflecting the ramp up in production that commenced in December 1999.

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

     Other comprehensive income (loss), net of tax, included a $9.0 million gain and a $17.9 million loss for temporary changes in the market value of Lihir Gold securities for the six months ended June 30, 2001 and 2000, respectively, and $6.1 million and $0.5 million losses from foreign currency translation adjustments. The first half of 2001 also included a $1.1 million gain for the effective portion of changes in fair value of cash flow hedge instruments.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 2001, cash flow from operations ($125.3 million), restricted cash ($40.0 million) and net borrowings ($71.5 million) funded capital expenditures ($220.9 million) and dividends ($15.5 million). In the current gold price environment, Newmont is continuously monitoring and adjusting cash requirements for operating, exploration and capital expenditures in order to minimize long-term borrowings required during 2001.

   INVESTING ACTIVITIES AND CAPITAL EXPENDITURES

     Capital expenditures were as follows:

                                                                               2001              2000
                                                                              ------            ------
            (in millions)
North American operations                                                     $ 41.4            $ 56.6
Overseas operations                                                            173.6              96.1
Other projects and capitalized interest...........................               5.9               6.9
                                                                              ------            ------
     Total........................................................            $220.9            $159.6
                                                                              ======            ======


     Expenditures for North American operations during the first six months of 2001 included $36.0 million related to activities in Nevada, primarily for the development of the Deep Post underground mine. Overseas capital expenditures were primarily at Minera Yanacocha ($159.0 million) for development of the La Quinua project and other ongoing expansion work. Capital expenditures in the 2000 period were primarily for Nevada and Minera Yanacocha leach pad expansion projects and Nevada capitalized mining.


   FINANCING ACTIVITIES

     On May 14, 2001, the Company issued $275 million of 8.625% notes due 2011. Proceeds of $272 million after transaction costs were used to repay debt outstanding under the Company's revolving credit facility, with the remainder for general corporate purposes. As a result, during the first six months of 2001, net repayments of $147 million were made under Newmont's $1.0 billion revolving credit facility, with no remaining outstanding borrowing at June 30, 2001. Refinancing of the revolving credit facility to between $500 million and $600 million is expected to occur by year-end. In late July 2001, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, registering shelf securities in the amount of $275 million. As a result, the Company has debt and equity shelf securities with a maximum public offering price of $500 million both registered and available for issuance from time to time. The Company has no immediate plans to issue additional securities subject to this registration.

     During the first half of 2001, net borrowings of $40.6 million occurred under project financings, primarily for Minera Yanacocha. And at the time of the merger, Battle Mountain Canada had $87.1 million of debt outstanding, which was repaid in January 2001, using $40 million of restricted cash and borrowings under Newmont's credit facility.

   As of June 30, 2001, scheduled minimum long-term debt repayments are $13.4 million in the second half of 2001, $189.4 million in 2002, $71.5 million in 2003, $82.9 million in 2004, $333.6 million in 2005 and $589.8 million thereafter.

SAFE HARBOR STATEMENT

     The foregoing discussion and analysis, as well as certain information contained elsewhere in this Quarterly Report, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. Such forward-looking statements include, without limitation, (i) estimates of future gold production for specific operations and on a consolidated basis, (ii) estimates of future production costs and other expenses for specific operations and on a consolidated basis, (iii) estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof, (iv) estimates of future costs and other liabilities for certain environmental and related health matters, (v) estimates of reserves and (vi) estimates with respect to future operations.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 4. Submission Of Matters To A Vote Of Security Holders
-----------------------------------------------------------

     Registrant's annual meeting of stockholders was held on May 3, 2001. All eleven directors nominated to serve as directors of Registrant were reelected. The vote was as follows:

    Name                       Votes                    Withheld
------------------------------------------------------------------
V. A. Calarco               156,044,084                  1,770,663
------------------------------------------------------------------
R. C. Cambre                156,032,990                  1,781,757
------------------------------------------------------------------
J. T. Curry, Jr.            156,020,088                  1,794,659
------------------------------------------------------------------
J. P. Flannery              156,031,137                  1,783,610
------------------------------------------------------------------
L. I. Higdon, Jr.           156,063,890                  1,750,857
------------------------------------------------------------------
R. J. Miller                156,035,358                  1,779,389
------------------------------------------------------------------
W. W. Murdy                 156,060,372                  1,754,375
------------------------------------------------------------------
R. A. Plumbridge            156,050,713                  1,764,034
------------------------------------------------------------------
M. A. Qureshi               156,022,883                  1,791,864
------------------------------------------------------------------
M. K. Reilly                156,048,689                  1,766,058
------------------------------------------------------------------
J. V. Taranik               156,062,485                  1,752,262
------------------------------------------------------------------

ITEM 5.  Other Information
--------------------------

     In May 2001, the following were elected as officers of Newmont Mining
Corporation:


     Ronald C. Cambre        Chairman of the Board
     Wayn W. Murdy           President and Chief Executive Officer
     John A. S. Dow          Executive Vice President and Group Executive, Latin
                             America
     David H. Francisco      Executive Vice President, Operations
     Bruce D. Hansen         Senior Vice President and Chief Financial Officer
     Lawrence T. Kurlander   Senior Vice President and Chief Administrative
                             Officer
     W. James Mullin         Senior Vice President and Group Executive, North
                             America
     David A. Baker          Vice President, Environmental, Health and Safety
                             Affairs
     Britt D. Banks          Vice President, General Counsel and Secretary
     D. Scott Barr           Vice President and Chief Technical Officer
     Robert J. Bush          Vice President, Administration and Human Resources
     Thomas M. Conway        Vice President, Risk Management
     Thomas L. Enos          Vice President and Group Executive, Indonesia
     W. Durand Eppler        Vice President, Corporate Development
     Greg V. Etter           Vice President, External Affairs
     Gary E. Farmar          Vice President, Internal Audit
     Jeffrey R. Huspeni      Vice President, Exploration
     Donald G. Karras        Vice President, Taxes
     Leland W. Krugerud      Vice President, Business Affairs, North American
                             Operations
     Richard Perry           Vice President, Nevada Operations
     Linda K. Wheeler        Vice President and Controller
     Thomas P. Mahoney       Treasurer and Assistant Secretary

     In July 2001, Glen A. Barton was elected to the Board of Directors of the Corporation.

ITEM 6. Exhibits  and Reports on Form 8-K
-----------------------------------------

          (a) The exhibits to this report are listed in the Exhibit Index on Page 22 hereof.

          (b)  Reports filed on Form 8-K during the quarter ended June 30, 2001:

               Report dated May 9, 2001, related to restated historical financial information giving effect to the merger of Newmont and Battle Mountain Gold Company, which was completed on January 10, 2001 and which was accounted for as a pooling of interests.

               Report dated May 14, 2001, related to the public offering by Newmont of its 8 5/8% Notes due 2011.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NEWMONT MINING CORPORATION
                                  (Registrant)

Date: August 2, 2001        /s/ BRUCE D. HANSEN
                            -------------------
                            Bruce D. Hansen
                            Senior Vice President and
                            Chief Financial Officer
                            (Principal Financial Officer)

Date: August 2, 2001        /s/ LINDA K. WHEELER
                            --------------------
                            Linda K. Wheeler
                            Vice President and Controller
                            (Principal Accounting Officer)

                           Newmont Mining Corporation

                                 EXHIBIT INDEX

Exhibit
Number                            Description
------                            -----------

 12   -     Statement re Computation of Ratio of Earnings to Fixed Charges.