Form 10-Q
period 2001-09-30
NEWMONT MINING CORP
filed 2001-10-29
CIK 71824

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

There were 196,034,980 shares of common stock outstanding on October 25, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
     Statements of Consolidated Operations and Comprehensive Income (Loss)
                       (In thousands, except per share)
                                  (Unaudited)

                                                                                               Three Months Ended
                                                                                                  September 30,
                                                                                                  -------------
                                                                                                 2001        2000
                                                                                               --------    --------
Sales and other income
 Sales                                                                                         $424,397    $419,395
 Dividends, interest and other                                                                   (3,291)        697
                                                                                               --------    --------
                                                                                                421,106     420,092
                                                                                               --------    --------
Costs and expenses
 Costs applicable to sales                                                                      283,269     256,320
 Depreciation and depletion                                                                      71,479      89,204
 Exploration and research                                                                        12,843      20,699
 General and administrative                                                                      12,388      18,593
 Interest, net of capitalized interest of $2,881 and $2,189, respectively                        21,745      22,984
 Expenses for acquisition settlement                                                                 --      42,181
 Other                                                                                            2,953      20,616
                                                                                               --------    --------
                                                                                                404,677     470,597
                                                                                               --------    --------

Operating income (loss)                                                                          16,429     (50,505)

Gain on written call options                                                                        943      24,123
                                                                                               --------    --------

Pre-tax income (loss) before minority interest and equity income                                 17,372     (26,382)

Income tax benefit                                                                                8,509      10,552
Minority interest in income of affiliates                                                       (19,335)    (19,496)
Equity income of Batu Hijau                                                                      16,852         666
                                                                                               --------    --------

Net income (loss)                                                                                23,398     (34,660)

Preferred stock dividends                                                                        (1,870)     (1,870)
                                                                                               --------    --------

Net income (loss) applicable to common shares                                                  $ 21,528    $(36,530)
                                                                                               ========    ========


Net income (loss)                                                                              $ 23,398    $(34,660)
Other comprehensive income (loss), net of tax                                                     7,163      (8,934)
                                                                                               --------    --------
Comprehensive income (loss)                                                                    $ 30,561    $(43,594)
                                                                                               ========    ========


Net income (loss) per common share, basic and diluted                                          $   0.11    $  (0.19)
                                                                                               ========    ========

Basic weighted average shares outstanding                                                       195,880     192,191
Diluted weighted average shares outstanding                                                     196,068     192,191

Cash dividends declared per common share                                                       $   0.03    $   0.03
                                                                                               ========    ========

                See Notes to Consolidated Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
         Statements of Consolidated Operations and Comprehensive Loss
                       (In thousands, except per share)
                                  (Unaudited)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                             ------------------------
                                                                                                2001           2000
                                                                                             ----------    ----------
Sales and other income
 Sales                                                                                       $1,210,855    $1,283,712
 Dividends, interest and other                                                                    3,587         4,460
                                                                                             ----------    ----------
                                                                                              1,214,442     1,288,172
                                                                                             ----------    ----------
Costs and expenses
 Costs applicable to sales                                                                      812,963       758,626
 Depreciation and depletion                                                                     218,829       258,605
 Exploration and research                                                                        43,463        58,884
 General and administrative                                                                      40,532        49,389
 Interest, net of capitalized interest of $9,523and $4,039, respectively                         62,641        71,063
 Merger and restructuring                                                                        60,510            --
 Expenses for acquisition settlement                                                                 --        42,181
 Other                                                                                            8,203        25,873
                                                                                             ----------    ----------
                                                                                              1,247,141     1,264,621
                                                                                             ----------    ----------

Operating income (loss)                                                                         (32,699)       23,551

Gain on written call options                                                                      1,797        13,054
                                                                                             ----------    ----------

Pre-tax income (loss) before minority interest, equity income (loss) and
 cumulative effect of changes in accounting principle                                           (30,902)       36,605

Income tax benefit (expense)                                                                      6,666       ( 5,782)
Minority interest in income of affiliates                                                       (44,423)      (66,733)
Equity income (loss) of Batu Hijau                                                               23,214       (14,735)
                                                                                             ----------    ----------

Net loss before cumulative effect of changes in accounting principle                            (45,445)      (50,645)

Cumulative effect of changes in accounting principle, net                                            --       (12,572)
                                                                                             ----------    ----------
Net loss                                                                                        (45,445)      (63,217)
Preferred stock dividends                                                                        (5,607)       (5,607)
                                                                                             ----------    ----------
Net loss applicable to common shares                                                         $  (51,052)   $  (68,824)
                                                                                             ==========    ==========



Net loss                                                                                     $  (45,445)   $  (63,217)
Other comprehensive income (loss), net of tax                                                    11,140       (27,309)
                                                                                             ----------    ----------
Comprehensive loss                                                                           $  (34,305)   $  (90,526)
                                                                                             ==========    ==========


Net loss before cumulative effect of changes in accounting principles
 per common share, basic and diluted                                                         $    (0.26)   $    (0.29)
                                                                                             ==========    ----------

Net loss per common share, basic and diluted                                                 $    (0.26)   $    (0.36)
                                                                                             ==========    ==========

Basic weighted average shares outstanding                                                       194,720       192,014
Diluted weighted average shares outstanding                                                     194,720       192,014

Cash dividends declared per common share                                                     $     0.09    $     0.09
                                                                                             ==========    ==========

                 See Notes to Consolidated Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                                                                           September 30,      December 31,
                                                                               2001              2000
                                                                            ----------        ----------
Assets
 Cash and cash equivalents                                                  $   90,516        $   77,558
 Short-term investments                                                          7,338             7,084
 Accounts receivable                                                            26,381            29,281
 Inventories                                                                   327,801           361,040
 Marketable securities of Lihir                                                 62,340            37,879
 Prepaid taxes                                                                  20,130            46,307
 Current portion of deferred income tax assets                                   9,626             9,624
 Other current assets                                                           46,856            43,395
                                                                            ----------        ----------
   Current assets                                                              590,988           612,168

Property, plant and mine development, net                                    2,261,642         2,190,504
Investment in Batu Hijau                                                       541,464           527,568
Long-term inventory                                                            148,474           163,782
Deferred income tax assets                                                     341,744           294,939
Restricted cash                                                                     --            41,968
Other long-term assets                                                          92,944            85,837
                                                                            ----------        ----------
   Total assets                                                             $3,977,256        $3,916,766
                                                                            ==========        ==========

Liabilities
 Short-term borrowings                                                      $       --        $   10,000
 Current portion of long-term debt                                             189,189            70,447
 Accounts payable                                                               72,400            87,757
 Current portion of deferred income tax liabilities                              7,983            10,223
 Other accrued liabilities                                                     186,482           220,175
                                                                            ----------        ----------
   Current liabilities                                                         456,054           398,602

 Long-term debt                                                              1,092,293         1,129,390
 Reclamation and remediation liabilities                                       170,342           160,548
 Deferred revenue                                                              191,039           137,198
 Fair value of written call options                                                 --            55,638
 Deferred income tax liabilities                                               123,046           104,649
 Other long-term liabilities                                                   254,366           239,384
                                                                            ----------        ----------
   Total liabilities                                                         2,287,140         2,225,409
                                                                            ----------        ----------

 Contingencies (Notes 5 and 12)

Minority interest in affiliates                                                230,539           191,314
                                                                            ----------        ----------

Stockholders' equity
 Convertible preferred stock                                                    11,500           11, 500
 Common stock                                                                  313,559           312,107
 Additional paid-in capital                                                  1,460,637         1,463,318
 Accumulated other comprehensive loss                                          (14,648)          (25,788)
 Retained deficit                                                             (311,471)         (261,094)
                                                                            ----------        ----------
   Total stockholders' equity                                                1,459,577         1,500,043
                                                                            ----------        ----------
   Total liabilities and stockholders' equity                               $3,977,256        $3,916,766
                                                                            ==========        ==========

                See Notes to Consolidated Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                     Statements of Consolidated Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                                         Nine Months Ended
                                                                                                           September 30,
                                                                                                           -------------
                                                                                                         2001         2000
                                                                                                         ----         ----
Operating activities:
 Net loss                                                                                             $  (45,445)  $ (63,217)
 Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and depletion                                                                             218,829     258,605
  Amortization of capitalized mining costs                                                                30,696      62,814
  Deferred taxes                                                                                         (35,282)    (22,736)
  Noncash merger and restructuring expenses                                                               14,667          --
  Stock issued for acquisition settlement                                                                     --      40,000
  Cumulative effect of accounting changes                                                                     --      12,572
  Amortization of put option premiums                                                                         --      16,842
  Gain on written call options                                                                            (1,797)    (13,054)
  Foreign currency exchange loss                                                                           5,283       5,855
  Minority interest, net of dividends                                                                     39,224      37,048
  Undistributed (income) losses of Batu Hijau                                                            (23,214)     14,735
  Gain on sale of assets and other                                                                        (5,795)       (862)
  (Increase) decrease in operating assets:
     Accounts receivable                                                                                  (2,502)      7,214
     Inventories                                                                                          49,402     (44,253)
     Other assets                                                                                         21,785     (14,982)
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses                                                               (45,046)     16,689
     Other liabilities                                                                                    13,531      24,971
                                                                                                      ----------   ---------
Net cash provided by operating activities                                                                234,336     338,241
                                                                                                      ----------   ---------
Investing activities:
  Additions to property, plant and mine development                                                     (329,374)   (271,063)
  Repayments from (advances to) Batu Hijau                                                                 8,780    (111,488)
  Repayments from joint ventures and affiliates                                                               --      16,440
  Cash effect of affiliate merger                                                                             --     (54,700)
  Proceeds from asset sales and other                                                                      2,073      (3,671)
                                                                                                      ----------   ---------
Net cash used in investing activities                                                                   (318,521)   (424,482)
                                                                                                      ----------   ---------
Financing activities:
  Repayment of short-term borrowings                                                                     (10,000)         --
  Proceeds from long-term borrowings                                                                   1,013,550     384,000
  Repayments of long-term borrowings                                                                    (931,196)   (342,971)
  Decrease in restricted cash                                                                             40,000          --
  Dividends paid on common and preferred stock                                                           (23,219)    (20,724)
  Other                                                                                                    5,845        (938)
                                                                                                      ----------   ---------
Net cash provided by financing activities                                                                 94,980      19,367
                                                                                                      ----------   ---------

Effect of exchange rate changes on cash                                                                    2,163       3,572
                                                                                                      ----------   ---------

Net change in cash and cash equivalents                                                                   12,958     (63,302)
Cash and cash equivalents at beginning of period                                                          77,558     122,832
                                                                                                      ----------   ---------
Cash and cash equivalents at end of period                                                            $   90,516   $  59,530
                                                                                                      ==========   =========

Supplemental information:
Interest paid, net of amounts capitalized of $9,523 and $4,039, respectively                          $   60,449   $  77,387
Income taxes paid                                                                                     $   56,379   $  67,370

                See Notes to Consolidated Financial Statements

                  NEWMONT MINING CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)  Basis of Preparation of Financial Statements

     These unaudited interim consolidated financial statements of Newmont Mining Corporation ("NMC") and its subsidiaries (collectively, the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the 2000 financial statements of the Company filed on Form 8-K on May 9, 2001.

Certain prior year amounts have been reclassified to conform to the current year presentation.

In January 2001, the Company completed a merger with Battle Mountain Gold Company ("Battle Mountain") where each share of common stock of Battle Mountain and each exchangeable share of Battle Mountain Canada Ltd. (a wholly-owned subsidiary of Battle Mountain) was converted into the right to receive 0.105 share of NMC common stock, or approximately 24.1 million shares. The Company also exchanged 2.3 million shares of newly issued $3.25 convertible preferred stock for all outstanding shares of Battle Mountain $3.25 convertible preferred stock. The merger was accounted for as a pooling of interests, and as such, consolidated financial statements have been restated to include Battle Mountain's financial data as if Battle Mountain had always been part of Newmont.

The following table sets forth results of operations of the previously separate companies for the periods before the combination (in millions):

                                                                         Three Months Ended          Nine Months Ended
                                                                            September 30,              September 30,
                                                                         ------------------        ---------------------
                                                                          2001        2000            2001         2000
                                                                         ------      ------        --------     --------
     Sales - pre-merger:
      Company                                                            $   --      $363.5        $     --     $1,082.1
      Battle Mountain                                                        --        55.9              --        201.6
     Sales - post-merger                                                  424.4          --         1,210.9           --
                                                                         ------      ------        --------     --------
     Total                                                               $424.4      $419.4        $1,210.9     $1,283.7
                                                                         ======      ======        ========     ========

     Net income (loss) applicable to common shares pre-merger:
      Company                                                            $   --      $(20.1)       $     --     $  (38.6)
      Battle Mountain                                                        --       (16.4)             --        (30.2)
     Net income (loss) applicable to common shares post merger             21.5          --           (51.1)          --
                                                                         ------      ------        --------     --------
     Total                                                               $ 21.5      $(36.5)       $  (51.1)    $  (68.8)
                                                                         ======      ======        ========     ========

(2)  Inventories (in thousands)
                                               At September 30,  At December 31,
                                                    2001              2000
                                                  --------          --------
          Current:
             Ore and in-process inventories       $222,293          $241,181
             Precious metals                         9,111            23,452
             Materials and supplies                 96,397            95,395
             Other                                      --             1,012
                                                  --------          --------
                                                  $327,801          $361,040
                                                  ========          ========
          Non-current:
             Ore in stockpiles                    $148,474          $163,782
                                                  ========          ========

(3)  Investment in Batu Hijau

     The Company has an indirect 45% interest in P.T. Newmont Nusa Tenggara (PTNNT), the owner of the Batu Hijau copper/gold mine in Indonesia, through the Nusa Tenggara Partnership (NTP). Because the Company carried a proportionate amount of the investment of the 20% Indonesian owner, until recouping the bulk of its construction investment, including interest, the Company recognizes 56.25% of Batu Hijau's income. The equity investment in Batu Hijau was $541.5 million and $527.6 million at September 30, 2001 and December 31, 2000, respectively, based on accounting principles generally accepted in the U.S. Differences between 56.25% of NTP's net assets and the Company's investment include (i) $206.9 million for the fair market value adjustment recorded by NTP in conjunction with the Company's initial contribution, net of amortization,
(ii) $22.7 million for intercompany charges, (iii) $115.2 million for the fair market value adjustment recorded by the Company in conjunction with the purchase of a subsidiary minority interest, net of amortization and (iv) $139.8 million for contributions recorded by the Company that were classified as debt by NTP. Certain of these amounts are amortized or depreciated on a unit-of-production basis. (See Note (11) for a description of the Company's equity income (loss) in Batu Hijau, where its net income reflects the elimination of interest between PTNNT and NTP.) NTP's long-term debt is non-recourse to the Company and its partner. Repayment of this debt will be in semi-annual installments of $43.5 million from May 2001 through November 2010 and $22.1 million from May 2011 through November 2013 for the project financing, and $22.5 million in May 2005 for an additional loan facility. The Company and its partner have a contingent obligation to provide a $125 million support facility on a pro-rata basis, if required.

Following is NTP summarized financial information based on U.S. generally accepted accounting principles (in millions):

                                            Three Months Ended     Nine Months Ended
                                               September 30,         September 30,
                                            ------------------     ------------------
                                              2001        2000      2001        2000
                                            ------      ------     ------      ------
          Revenues                          $133.3      $111.7     $356.7      $284.8
          Net income (loss)                 $ 19.0      $(11.1)    $  1.9      $(64.1)
          Dividends received                $   --      $   --     $   --      $   --

                                                                  At September 30,  At December 31,
          (in thousands)                                               2001               2000
                                                                    ----------          ----------
          Current assets                                            $  215,438          $  209,011
          Property, plant and mine development, net                 $1,935,172          $2,020,386
          Other assets                                              $  185,533          $  135,674

          Current portion of long-term debt                         $   86,732          $   86,732
          Current liabilities                                       $  195,563          $  198,455
          Debt and related interest to partners and affiliates      $  252,802          $  283,504
          Long-term debt                                            $  892,403          $  913,268
          Other liabilities                                         $    4,879          $    2,013

(4)  Long-Term Debt

     In October 2001, the Company replaced its $1.0 billion revolving credit facility, expiring in June 2002, with a new $600 million revolving credit facility with a consortium of banks. The new facility includes (1) a $200 million revolver, with an initial term of 364 days that can be renewed annually as may be agreed between the Company and the lenders and (2) a $400 million 5-year revolving facility that matures in October 2006. There have been no borrowings under the new facility. Interest rates under the new facility are variable, can be fixed for up to six months at the option of the Company and are subject to adjustment if changes in the Company's long-term debt ratings occur. An annual facility fee of 0.150% and 0.175% is required for the 364-day and 5-year components, respectively. The new facility contains certain covenants, including limitations on aggregate consolidated indebtedness (net of cash balances) to 62.5% of total capitalization, maintenance of a ratio of "consolidated indebtedness (net of cash balances)" to "earnings before interest, taxes, depreciation and amortization" of 4.0 or less and certain limitations on incurring liens, fundamental business changes and transactions with affiliates.

     In May 2001, the Company issued $275 million of 8.625% notes due 2011. Proceeds of $272 million after transaction costs were used to repay then outstanding debt under the Company's $1.0 billion revolving credit facility, with the remainder for general corporate purposes. Battle Mountain Canada had $87.1 million outstanding at December 31, 2000 under a loan agreement with the Canadian Imperial Bank of Commerce, with respect to which a restricted, collateral cash account had been established for repayment of a portion of the loan. Another portion of the loan was due the earlier of the sale of Lihir Gold stock or December 31, 2003.

Subsequent to the NMC/Battle Mountain merger, the entire loan was repaid from the collateral cash account and from the Company's credit facility.

(5)  Sales Contracts, Commodity and Financial Instruments

     In mid-1999, the Company purchased near-term put option contracts for 2.85 million ounces of gold, with a strike price of $270 per ounce, which expired August 1999 through December 2000. This noncash purchase was paid for by selling call option contracts for 2.35 million ounces at average strike prices ranging from $350 to $385 per ounce. The initial fair value of the put options of $37.6 million was amortized over the term of the options. The call options, with an initial fair value of $37.6 million, were marked to market at each reporting date in current earnings and at December 31, 2000, had a fair value of $55.6 million. In September 2001, the Company entered into transactions that closed out the call options. These options were replaced with a series of sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. The written call options were marked to their market value of $53.8 million immediately prior to close out, resulting in a noncash gain of $0.9 million in the third quarter of 2001. The noncash mark-to-market gain totaled $1.8 million and $13.1 million for the nine months ended September 30, 2001 and 2000, respectively. The $53.8 million value of the sales contracts was recorded as Deferred revenue and will be included in sales revenue as delivery occurs.

Under the terms of the sales contracts, the Company will receive the lower of the gold spot market price on each delivery date or the designated capped price indicated below:

                                 2005        2008       2009      2011      Total
          ---------------------------------------------------------------------------
          Ounces                 500,000   1,000,000   600,000   250,000   2,350,000
          ---------------------------------------------------------------------------
          Price cap per ounce   $    350  $      384  $    381  $    392  $      377
          ---------------------------------------------------------------------------

     In 1999, the Company entered into a prepaid forward sale contract for approximately 483,333 ounces of gold, with initial proceeds of $137.2 million, for delivery in June 2005, 2006 and 2007. Such proceeds were recorded as Deferred revenue and will be recognized in income when the related gold is delivered. Additional proceeds will be determined at each delivery date based on the excess of the then existing market price (not to exceed $380 per ounce) over $300 per ounce. The prepaid forward sale contract also included semi-annual delivery requirements of approximately 17,950 ounces beginning June 2000 through June 2007. The Company entered into forward purchase contracts at prices increasing from $263 per ounce in 2000 to $354 per ounce in 2007 to coincide with these delivery commitments. The fair value of the forward purchase contracts was $1.5 million at September 30, 2001 and changes in fair value are reflected in Other comprehensive income (loss).

    The Company also had the following commodity instruments as of September 30, 2001:

                                                       2001     2002     2003    2004   Total/Average
                                                      ------   ------   ------  ------  -------------
     Combination call and put options:
       Written call options - ounces                  23,188   92,752   92,752   7,563        216,255
          Average strike price per ounce             $   348  $   348  $   348  $  359       $    348
       Purchased put options - ounces                 23,188   92,752   92,752   7,563        216,255
          Average strike price per ounce             $   286  $   286  $   286  $  296       $    286
     Flat forward contracts - ounces                   7,813   31,252   31,252   1,563         71,880
          Average price per ounce                    $   314  $   314  $   314  $  323       $    314

     The Company is not required to place collateral with respect to its sales contracts and commodity instruments and there are no associated margin calls. Credit risk is minimized by dealing only with major financial institutions/counterparties. The combination put and call options have been designated as cash flow hedges and had a fair value of $1.4 million and $2.7 million at September 30, 2001 and January 1, 2001, respectively (included in Other long-term assets). The effective portion of the intrinsic value component of these hedges is marked to market through accumulated Other comprehensive income (loss). The flat forwards had a fair value of $1.3 million and $2.0 million at September 30, 2001 and December 31, 2000, respectively. A $1.00 increase in the gold price would result in a $0.57 per ounce increase and $1.00 per ounce decrease in the fair value of the combination options and flat forwards, respectively, at September 30, 2001.

     In September and October 2001, the Company entered into a series of interest-rate swap transactions in which the Company will receive fixed-rate interest payments, at 8.375% or 8.625%, and will pay floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 3.45% to 4.25%. To date, the notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) totals $110 million. These transactions have been designated as fair value hedges and at September 30, 2001, had a fair value of $0.6 million.

(6)  Dividends, Interest and Other Income

                                                                      Three Months Ended          Nine Months Ended
                                                                         September 30,              September 30,
                                                                      2001          2000          2001          2000
                                                                      -----         -----         -----         -----
     Interest income.............................................     $ 1.5         $ 1.9         $ 3.2         $ 7.9
     Foreign currency exchange loss, net.........................      (4.5)         (2.7)         (5.3)         (6.6)
     Net gain (loss) on sale of surplus properties...............      (0.2)           --           3.6            --
     Other.......................................................      (0.1)          1.5           2.1           3.2
                                                                      -----         -----         -----         -----
       Total.....................................................     $(3.3)        $ 0.7         $ 3.6         $ 4.5
                                                                      =====         =====         =====         =====


(7)  Merger and Restructuring Expenses

     In conjunction with the NMC/Battle Mountain merger, expenses of $28.1 million were incurred in the first quarter of 2001. Total merger expenses of $35.0 million, of which $6.9 million were incurred in 2000, included $19.8 million for investment/professional advisory fees, $11.7 for terminated employee benefits and severance costs and $3.5 million for office closures and related disposals of redundant assets. Expenses associated with restructuring the Company's exploration program and a voluntary early retirement program were $32.4 million and included $22.1 million for retirement benefits and $10.3 million for employee severance and office closures.

(8)  Expenses for Acquisition Settlement and Other Expenses

     In the third quarter of 2000, the Company resolved a long-standing dispute regarding the acquisition of an additional interest in Minera Yanacocha, a gold mining operation located in Peru, by issuing $40 million (2.6 million shares) of NMC common stock. Including expenses, $42.2 million was charged to income. Other expenses for the 2000 periods included $9.5 million for community improvements, remediation efforts and a fine related to the Yanacocha mercury spill described in Note 12 (b) and $5.6 million to increase the estimated reclamation liability at the San Luis property in Colorado.

(9)  Accounting Changes

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

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that established standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The statement provides for an initial recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred when a reasonable estimate of fair value can be made. The asset retirement obligation is recorded as a liability with a corresponding increase to the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational allocation method and is adjusted to reflect period-to-period changes in the liability resulting from passage of time and revisions to either timing or the amount of the original estimate. The statement is effective for fiscal years beginning after June 15, 2002 and the Company is in the process of determining the effect of adoption, but does not anticipate a significant impact upon adoption.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that established a single accounting model, based on the framework of SFAS No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"), for long-lived assets to be disposed of by sale. The statement is effective for fiscal years beginning after December 15, 2001 and the Company does not expect any significant impact upon adoption.

(10) Comprehensive Income (Loss)

     Other comprehensive income (loss), net of tax, included a $16.6 million gain and a $24.9 million loss, for temporary changes in the market value of Lihir Gold securities, and losses of $5.2 million and $2.4 million, for foreign currency translation adjustments, in the nine months ended September 30, 2001 and 2000, respectively. The first nine months of 2001 also included losses of $0.3 million for the effective portion of changes in fair value of cash flow hedge instruments.

(11) Segment Information

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

     Financial information relating to the Company's consolidated segments is as follows (in millions):

                                                                        Three Months Ended September 30, 2001
                                                 ----------------------------------------------------------------------------------

                                                     North       South                Zarafshan-
                                                   American    American    Minahasa,   Newmont,
                                                  Operations  Operations*  Indonesia  Uzbekistan   Australia   Other   Consolidated
                                                  ----------  -----------  ---------  ----------   ---------   -----   ------------
Sales                                                $214.1      $164.1       $21.2      $16.9       $8.1     $   --       $424.4
Interest income                                      $  0.1      $  0.6       $ 0.1      $ 0.3       $ --     $  0.4       $  1.5
Interest expense, net of amounts capitalized         $  0.1      $  0.8       $  --      $ 0.2       $ --     $ 20.6       $ 21.7
Depreciation and depletion                           $ 36.5      $ 25.9       $ 3.9      $ 2.5       $1.0     $  1.7       $ 71.5
Pre-tax income (loss) before minority interest
    and equity income                                $ (8.6)     $ 60.7       $ 4.5      $ 6.3       $2.9     $(48.4)      $ 17.4
Significant non-cash items:
    Amortization of capitalized mining               $ 12.1      $   --       $  --      $  --       $ --     $   --       $ 12.1
Capital expenditures                                 $ 16.1      $ 75.9       $  --      $11.3       $0.6     $  4.6       $108.5

*  Not reduced for minority interest

                                                                        Three Months Ended September 30, 2000
                                                 ----------------------------------------------------------------------------------

                                                     North       South                Zarafshan-
                                                   American    American    Minahasa,   Newmont,
                                                  Operations  Operations*  Indonesia  Uzbekistan   Australia   Other   Consolidated
                                                  ----------  -----------  ---------  ----------   ---------   -----   ------------
Sales                                                $231.7      $140.8       $24.3      $15.5       $7.1     $   --       $419.4
Interest income                                      $   --      $  0.5       $  --      $  --       $ --     $  1.4       $  1.9
Interest expense, net of amounts capitalized         $   --      $  0.7       $  --      $ 0.4       $ --     $ 21.9       $ 23.0
Depreciation and depletion                           $ 48.3      $ 27.4       $ 6.6      $ 4.4       $0.9     $  1.6       $ 89.2
Pre-tax income (loss) before minority interest
  and equity income                                  $ (3.9)     $ 46.8       $ 7.7      $ 3.7       $3.5     $(84.2)      $(26.4)
Significant non-cash items:
  Amortization of capitalized mining                 $ 25.9      $   --       $ 1.2      $  --       $ --     $   --       $ 27.1
Capital expenditures                                 $ 39.6      $ 68.3       $  --      $ 0.7       $1.2     $  1.8       $111.6

*  Not reduced for minority interest

                                                                         Nine Months Ended September 30, 2001
                                                 ----------------------------------------------------------------------------------

                                                     North       South                Zarafshan-
                                                   American    American    Minahasa,   Newmont,
                                                  Operations  Operations*  Indonesia  Uzbekistan   Australia   Other   Consolidated
                                                  ----------  -----------  ---------  ----------   ---------   -----   ------------
Sales                                                $632.5      $437.0      $73.4       $43.6       $24.4    $    --    $1,210.9
Interest income                                      $  0.1      $  1.5      $ 0.1       $ 0.3       $  --    $   1.2    $    3.2
Interest expense, net of amounts capitalized         $  0.2      $  2.4      $  --       $ 0.7       $  --    $  59.3    $   62.6
Depreciation and depletion                           $110.4      $ 77.2      $15.0       $ 8.3       $ 3.0    $   4.9    $  218.8
Pre-tax income (loss) before minority interest
  and equity income                                  $(21.2)     $134.0      $20.7       $13.0       $10.2    $(187.6)   $  (30.9)
Significant non-cash items:
  Amortization of capitalized mining                 $ 26.6      $   --      $ 4.1       $  --       $  --    $    --    $   30.7
Capital expenditures                                 $ 60.4      $242.1      $  --       $17.2       $ 2.1    $   7.6    $  329.4

*  Not reduced for minority interest

                                                                         Nine Months Ended September 30, 2000
                                                 ----------------------------------------------------------------------------------

                                                     North       South                Zarafshan-
                                                   American    American    Minahasa,   Newmont,
                                                  Operations  Operations*  Indonesia  Uzbekistan   Australia   Other   Consolidated
                                                  ----------  -----------  ---------  ----------   ---------   -----   ------------
Sales                                                $703.5      $417.8      $86.7       $51.8       $23.9    $    --    $1,283.7
Interest income                                      $   --      $  3.0      $ 0.1       $  --       $  --    $   4.8    $    7.9
Interest expense, net of amounts capitalized         $  0.2      $  4.0      $  --       $ 1.4       $  --    $  65.5    $   71.1
Depreciation and depletion                           $148.2      $ 72.8      $18.3       $10.0       $ 3.4    $   5.9    $  258.6
Pre-tax income (loss) before minority
 interest, equity loss and cumulative
 effect of a change in accounting
 principle                                           $ 19.2      $161.8      $33.0       $17.4       $11.5   $(206.3)    $   36.6
Cumulative effect of a change in
 accounting principle                                $ (5.2)     $ (5.2)     $(2.1)      $(2.4)      $(0.1)  $   2.4     $  (12.6)
Significant non-cash items:
 Amortization of capitalized mining                  $ 60.8      $   --      $ 2.0       $  --       $  --   $    --     $   62.8
Capital expenditures                                 $ 96.2      $156.8      $ 2.3       $ 3.0       $ 4.2   $   8.6     $  271.1

*  Not reduced for minority interest

     The Company operates the Batu Hijau mine in Indonesia that is accounted for as an equity investment. Batu Hijau financial information, based on U.S. generally accepted accounting principles, was as follows (in millions):

                                                 Three Months Ended    Nine Months Ended
                                                   September 30,         September 30,
                                                   ------------          -------------
                                                  2001        2000       2001       2000
                                                 ------      ------   --------   --------
     Sales....................................   $133.0      $111.6   $  356.0   $  284.5
     Interest income..........................   $  0.3      $   --   $    0.7   $    0.3
     Interest expense.........................   $ 27.4      $ 37.6   $   98.1   $   93.7
     Depreciation and amortization............   $ 24.1      $ 19.1   $   69.9   $   56.0
     Net income (loss)........................   $ 13.4      $(23.1)  $  (20.8)  $  (83.4)
     Capital expenditures.....................   $ (0.6)     $ 55.4   $  (23.2)  $  124.7
     Total assets at September 30,............                        $2,204.8   $2,230.4

     Equity income of Batu Hijau was $16.9 million in the third quarter of 2001 (based on 56.25% of Batu Hijau's income and elimination of $5.2 million and $2.8 million of intercompany interest and management fees, respectively, and amortization adjustments of $1.4 million). In the comparable 2000 period, equity income was $0.7 million (based on 56.25% of the Batu Hijau loss and elimination of $9.2 million and $2.9 million of intercompany interest and management fees, respectively, and amortization adjustments of $1.6 million). For the nine months ended September 30, 2001, equity income of Batu Hijau was $23.2 million (based on 56.25% of Batu Hijau's income and elimination of $22.6 million and $8.5 million of intercompany interest and management fees, respectively, and amortization adjustments of $3.8 million) and for the comparable 2000 period, the equity loss was $14.7 million (based on 56.25% of the Batu Hijau loss and elimination of $20.6 million and $8.8 million of intercompany interest and management fees, respectively, and amortization adjustments of $2.8 million).

(12) Contingencies

 (a) Reclamation Obligations

     The Company's mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2001 and December 31, 2000, $120.3 million and $108.9 million, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

     In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company's best estimate of its liability for these matters, $58.6 million and $63.5 million were accrued for such obligations at September 30, 2001 and December 31, 2000, respectively. These amounts are included in Other accrued liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 40% greater or lower than the amount accrued at December 31, 2000. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Costs and expenses, Other in the period estimates are revised.

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

     In late 1999, Dawn initiated state approval for a revised mill closure plan that, if implemented, would expedite the reclamation process at the mill. The State of Washington recently approved this revised plan. The currently approved clean fill plan for the mill is secured by a $14.1 million bond that is 50% secured by a letter of credit and is guaranteed by the Company.

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

     On September 10, 2001, NMC, various wholly-owned subsidiaries and Minera Yanacocha S.R.L. (51.35% owned by Newmont Second Capital Corporation) and other defendants were named in a lawsuit filed by over 900 Peruvian citizens in Denver District Court for the State of Colorado. This action seeks compensatory and punitive damages based on claims associated with the mercury spill incident. The response to the Complaint will be filed in late October. Neither the Company nor Minera Yanacocha can reasonably predict the likelihood of any additional expenditures related to this matter.

(13) Supplementary Data

     The ratio of earnings to fixed charges for the nine months ended September 30, 2001 was 0.83 and earnings were inadequate to cover fixed charges with a deficiency of $12 million. The ratio of earnings to fixed charges represents income before income taxes and interest expense divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. The Company guarantees certain third party debt; however, it has not been and does not expect to be required to pay any amounts associated with such debt. Therefore, related interest on such debt has not been included in the ratio of earnings to fixed charges.

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

     As described in Note (1), Newmont completed a merger with Battle Mountain Gold Company in January 2001, where each share of common stock of Battle Mountain and each exchangeable share of Battle Mountain Canada Ltd. (a wholly-owned subsidiary of Battle Mountain) was converted into the right to receive
0.105 share of NMC stock, or approximately 24.1 million shares. The transaction was accounted for as a pooling of interests and as such, consolidated financial statements were restated to include Battle Mountain's financial data as if Battle Mountain had always been part of Newmont.

SUMMARY

     Newmont recorded net income to common shares of $21.5 million ($0.11 per share) and a net loss of $36.5 million ($0.19 per share) in the third quarter of 2001 and 2000, respectively. For the first nine months of 2001 and 2000, before an accounting change for revenue recognition in 2000, net losses to common shares were $51.1 million ($0.26 per share) and $56.3 million ($0.29 per share), respectively. The cumulative effect of the 2000 accounting change totaled $12.6 million ($0.07 per share), net of tax and minority interest.

     The third quarter and first nine months of 2001 included, net of tax, a $0.6 million and $1.1 million gain, respectively, for the noncash mark-to-market position on call option contracts that were closed out at the end of the quarter. The nine-month results in 2001 reflected lower gold prices and merger and restructuring expenses of $43.7 million ($0.23 per share), net of tax. The third quarter and first nine months of 2000 included, net of tax, a $13.3 million gain ($0.07 per share) and a $2.4 million loss ($0.01 per share), respectively, for noncash mark-to-market losses on call option contracts and amortization of put option premiums. The 2000 results also included $27.4 million ($0.14 per share), net of tax, for expenses related to an acquisition settlement.

     Total equity gold sales, total cash costs and average realized gold prices were as follows:

                                            Three Months Ended    Nine Months Ended
                                              September 30,         September 30,
                                              -------------         -------------
                                             2001     2000           2001   2000
                                            ------   ------         -----  ------
     Equity gold sales ounces (000)          1,393.3   1,320.1     4,034.9   3,986.4
     Total cash costs per ounce             $    191  $    176    $    185  $    173
     Total costs per ounce                  $    241  $    240    $    237  $    235
     Average price realized per ounce       $    274  $    280    $    269  $    283

     For the full-year 2001, gold sales are expected to total approximately 5.4 million ounces with a total cash cost of $183 per ounce.


MARKET CONDITIONS AND RISKS

  METAL PRICE

     Changes in the market price of gold significantly affect Newmont's profitability and cash flow. Gold prices can fluctuate widely and are affected by numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment and global mine production levels. The gold price fell to a 20-year low of $253 in July 1999 and has periodically recovered moderately, with an average price of $269 for the first nine months of 2001 and $283 for September 2001. Changes in the market price of copper also affect Newmont's profitability and cash flow from its Batu Hijau mine in Indonesia.

Newmont has generally sold its production at market prices, but has used a limited number of commodity instruments to provide a measure of price protection. At September 30, 2001, the following commodity instruments were outstanding:

                                                                                Ounces         Fair Value
                                                                                ------         ----------
                                                                                              (in millions)
                                                                                              -------------
          Combination, matched put and call options, expiring 2001-2004         216,255           $ 1.4
          Flat forward sales contracts, 2001-2004                                71,880           $ 1.3

The combination, matched put and call options have been designated as cash flow hedges such that changes in the effective portion of the intrinsic value component of the hedge is marked to market through accumulated other comprehensive income or loss. A one-dollar increase in the gold price would result in a $0.57 per ounce increase and $1.00 per ounce decrease in the fair value of the combination option contracts and flat forward contracts, respectively, assuming all other factors are constant.

     In mid-1999, the Company purchased near-term put option contracts for 2.85 million ounces of gold, with a strike price of $270 per ounce, which expired August 1999 through December 2000. This noncash purchase was paid for by selling call option contracts for 2.35 million ounces at average strike prices ranging from $350 to $385 per ounce. The initial fair value of the put options of $37.6 million was amortized over the term of the options. The call options, with an initial fair value of $37.6 million, were marked to market at each reporting date in current earnings and at December 31, 2000, had a fair value of $55.6 million. In September 2001, the Company entered into transactions that closed out the call options. These options were replaced with a series of sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. The written call options were marked to the market value of $53.8 million immediately prior to close, resulting in a noncash gain of $0.9 million in the third quarter of 2001. The noncash mark-to-market gain totaled $1.8 million and $13.1 million for the nine months ended September 30, 2001 and 2000, respectively. The $53.8 million value of the sales contracts were recorded as Deferred revenue and will be included in sales revenue as delivery occurs. Under the terms of the contracts, Newmont will realize the lower of the spot price on the delivery date or the capped price ranging from $350 per ounce in 2005 to $392 per ounce in 2011.


     FOREIGN CURRENCY

     In addition to the U.S., Newmont conducts operations in Canada, Peru, Bolivia, Uzbekistan and Indonesia and has an interest in joint ventures in Mexico and Australia. Gold produced at these operations is sold in the international markets for U.S. dollars. The cost and debt structures at these operations are also primarily U.S. dollar denominated, except for Canadian and Australian operations where such structures are primarily denominated in local currencies. To the extent that there are fluctuations in local currency exchange rates against the U.S. dollar, the devaluation of a local currency is generally economically neutral or beneficial to the operation since local salaries and supply contracts will decrease against the U.S. dollar revenue stream. Foreign currency exchange rate losses related to Canadian and Australian operations were $5.3 million and $6.6 million in the nine months ended September 30, 2001 and 2000, respectively.

     INTEREST RATES

     Newmont's long-term debt is substantially comprised of fixed-rate debt as of September 30, 2001. In September and October 2001, Newmont entered into a series of interest-rate swap transactions in which it will receive fixed-rate interest payments, at 8.375% or 8.625%, and will pay floating-rate interest amounts based on periodic LIBOR settings plus a spread, ranging from 3.45% to 4.25%. To date, the notional principal amount of these transactions (representing the amount of principal tied to floating interest rate exposure) totals $110 million. These transactions have been designated as fair value hedges and at September 30, 2001, had a fair value of $0.6 million.

RESULTS OF OPERATIONS

GOLD SALES

                                                      Three Months Ended September 30,           Nine Months Ended September 30,
                                                      --------------------------------           -------------------------------
                                                     2001    2000          2001     2000        2001    2000          2001    2000
                                                   ------- -------       -------  -------     -------  -------      -------  -------
                                                   Equity Ozs. Sold      Total Cash Costs     Equity Ozs. Sold      Total Cash Costs
                                                    (in thousands)           Per Oz.          (in thousands)             Per Oz.
                                                   ----------------      ----------------     ----------------      ----------------
North American operations:
  Nevada operations.............................     653.9    728.0        $ 238   $ 212     1,986.6   2,020.6       $ 223    $ 212
  Mesquite, California..........................      16.5     30.5          188     212        80.2      98.5         208      204
  La Herradura, Mexico..........................      14.0     13.2          179     109        40.8      37.0         168      133
  Golden Giant, Canada..........................      72.6     73.0          204     148       196.2     332.1         193      144
  Holloway, Canada..............................      20.5     19.4          218     230        64.4      65.8         226      212
South American operations:
  Yanacocha, Peru...............................     264.0    220.8          116      79       719.5     645.3         117       85
  Kori Kollo, Bolivia...........................      76.9     65.8          127     191       201.1     187.9         164      199
Zarafshan-Newmont, Uzbekistan...................      62.5     56.0          129     132       162.6     183.4         136      126
Vera/Nancy, Australia...........................      29.6     25.3          129     106        90.9      84.2         108      102
Minahasa, Indonesia.............................      78.4     67.5          162     147       275.4     248.1         135      141
Batu Hijau, Indonesia...........................     104.4     38.5          n/a     n/a       235.2     101.4         n/a      n/a
  Less prepaid forward ounces...................        --    (18.0)                           (18.0)    (18.0)
                                                   -------  -------                          -------   -------
   Total/Weighted average.......................   1,393.3  1,320.0        $ 191   $ 175     4,034.9   3,986.3       $ 185    $ 173
                                                   =======  =======                          =======   =======

Total cash costs include charges for mining ore and waste associated with current period gold production, processing ore through milling and leaching facilities, production taxes, royalties and other cash costs. Batu Hijau costs are reported per pound of copper, with gold revenue as an offsetting by-product
credit.   Cash costs per ounce are determined based on the Gold Institute reporting standard below:

                                                                          Three Months Ended     Nine Months Ended
                            Production Costs Per Equity Ounce                September 30,         September 30,
                                                                             -------------         -------------
                                                                              2001       2000       2001      2000
                                                                            --------   --------   --------   --------
         Direct mining and production costs                                 $    177   $    176   $    177   $    168
         Capitalized mining cost adjustments.............................          8         (4)         4          1
         Other...........................................................          1         --         --         --
                                                                            --------   --------   --------   --------
         Cash operating costs............................................   $    186   $    172   $    181   $    169
         Royalties.......................................................          4          3          3          3
         Production taxes................................................          1         --          1          1
                                                                            --------   --------   --------   --------

         Total cash costs................................................   $    191   $    175   $    185   $    173

         Reclamation and mine closure....................................          3          4          4          4
                                                                            --------   --------   --------   --------
         Total costs applicable to sales.................................        194        179        189        177
         Depreciation, depletion and amortization........................         47         60         48         58
                                                                            --------   --------   --------   --------
         Total costs.....................................................   $    241   $    239   $    237   $    235
                                                                            ========   ========   ========   ========

         Reconciliation (in millions):
         Costs applicable to sales per financial statements..............   $  283.3   $  256.3   $  813.0   $  758.6
         Minority interest in Yanacocha..................................      (31.9)     (21.7)     (87.9)     (65.1)
         Minority interest in Kori Kollo.................................       (1.4)      (1.7)      (4.7)      (4.8)
         Reclamation accruals............................................       (4.3)      (5.3)     (14.2)     (13.9)
                                                                            --------   --------   --------   --------
         Total cash costs used in per ounce calculations.................   $  245.7   $  227.6   $  706.2   $  674.8
                                                                            ========   ========   ========   ========
         Equity ounces sold, net (000)...................................    1,288.9    1,299.5    3,817.7    3,902.9
         Equity total cash cost per ounce................................   $    191   $    175   $    185   $    173

NORTH AMERICAN OPERATIONS

     Newmont's Nevada operations are along the Carlin Trend near Elko and in the Winnemucca Region, where the Twin Creeks and the Lone Tree Complex mines are located. Gold sales in the third quarter of 2001 decreased 10% to 654 thousand ounces from the comparable 2000 period, with lower average mill ore grades and lower leach production. Total cash costs for the third quarter of 2001 were $238 per ounce compared with $212 per ounce in the same 2000 period, primarily reflecting the inclusion of previously capitalized mining costs that were amortized in the current period. In the first nine months of 2001 and 2000, sales totaled 2.0 million ounces with total cash costs per ounce of $223 and $212, respectively. Full-year 2001 sales in Nevada are expected to exceed 2.7 million ounces with total cash costs about $220 per ounce.

     Production at the Deep Post underground mine began in March 2001 with 143 thousand ounces year-to-date. Production at the underground mine was temporarily halted on August 29, 2001 as a safety precaution following a slope movement on the south wall of the Betze-Post open pit that affected a section of the south access road to Deep Post. Operations resumed on September 5, 2001 following inspections by the federal Mine Safety and Health Administration and the Nevada State Mine Inspector's Office. No injuries or damage to underground mine workings, facilities or reserves occurred. By 2003, Deep Post will reach an annual production rate of 380 thousand ounces at an average total cash cost of approximately $150 per ounce over the life of the mine.

    Mesquite mine sales were 17 thousand ounces and 80 thousand ounces in the third quarter and first nine months of 2001, respectively. Total cash costs were $208 per ounce year-to-date 2001. The heap-leach operation in southern California ceased mining operations in the second quarter of 2001 with the depletion of the ore body. Production in 2001 is expected at approximately 95 thousand ounces with total cash costs about $200 per ounce, as declining amounts of gold are recovered from the leach pads. Selected equipment from the Mesquite mine has been transferred to operations in South America and in Nevada.

    La Herradura, a 44%-owned non-operated joint venture in Mexico, sold 41 thousand equity ounces in the first nine months of 2001 at a total cash cost of $168 per ounce. Production for 2001 is expected at approximately 60 thousand equity ounces at a cash cost about $175 per ounce.

    Gold sales from the Golden Giant and the 84.65%-owned Holloway underground mines in Ontario, Canada were 196 thousand and 64 thousand ounces, respectively, in the first nine months of 2001, with total cash costs of $193 and $226 per ounce. Production for 2001 is expected to total approximately 300 thousand and 90 thousand equity ounces at Golden Giant and Holloway, respectively, with cash costs about $180 and $215 per ounce.


OVERSEAS OPERATIONS

    Sales at Minera Yanacocha in Peru increased 20% and 11% in the third quarter and first nine months of 2001, respectively, to 264 thousand and 720 thousand equity ounces from the same 2000 periods, with higher recoveries. Total cash costs increased to $116 per ounce in the third quarter and to $117 per ounce in first nine months of 2001 compared with $79 and $85 per ounce in respective 2000 periods, primarily reflecting higher waste-to-ore ratios resulting from short-term changes in the mine production schedule. Gold production for 2001 is expected to be just over one million equity ounces at a total cash cost of about $120 per ounce.

    At the newly developed La Quinua deposit at Yanacocha, testing of the agglomeration facility and ore placements on the leach pad were completed in the third quarter of 2001, with gold production commencing in the fourth quarter. By 2003, production from La Quinua is expected to reach one million ounces at a total cash cost of approximately $125 per ounce over the life of the deposit.

    At the 88%-owned Kori Kollo open-pit mine in Bolivia, gold sales totaled 77 thousand and 201 thousand equity ounces in the third quarter and first nine months of 2001 at a total cash cost of $164 per ounce year-to date. For 2001, total sales are expected at 250 thousand equity ounces with total cash costs about $160 per ounce. Ore placements on its first heap leach pad began at the end of the 2001 second quarter and will add to production in the remainder of the year.

    In the third quarter and first nine months of 2001, equity gold sales from Zarafshan-Newmont, a 50%-owned joint venture in the Central Asian Republic of Uzbekistan, were 63 thousand ounces and 163 thousand ounces, respectively, about 11% below the year-to-date 2000 period reflecting lower average ore grades. Total cash costs per ounce of $136 in the 2001 nine-month period compared with $126 in the same 2000 period. Production in 2001 is expected to total approximately 200 thousand equity ounces with total cash costs of about $140 per ounce. Ore placement on the heap leach pad expansion project is scheduled for the beginning of 2002.

    In Indonesia, at Newmont's 80%-owned Minahasa property, gold sales of 78 thousand ounces were up 16% from the third quarter of 2000 and sales of 275 thousand ounces for the first nine months were up 11% from the comparable 2000 period reflecting higher leach production and average ore grades. Total cash costs were $135 per ounce for the first nine months of 2001 compared with $141 for the same 2000 period. Production is expected to approximate 320 thousand ounces in 2001 with total cash costs of approximately $150 per ounce. Mining operations will cease by the end of the 2001 with the depletion of the ore body.

    At Vera/Nancy, a 50%-owned joint venture in Queensland, Australia, nine-months 2001 equity gold sales were 91 thousand ounces with total cash costs of $108 per ounce. Total production in 2001 is expected at approximately 125 thousand ounces at a total cash cost of about $100 per ounce.

  The Batu Hijau mine in Indonesia, which commenced production in the fourth quarter of 1999, produced 104 million and 292 million equity pounds of copper during the third quarter and first nine months of 2001, respectively, and sold 104 thousand and 235 thousand equity ounces of gold. Copper sales totaled 283 million equity pounds for the first nine months of 2001 compared with 188 million equity pounds in the same 2000 period. Total cash costs were $0.36 and $0.63 per pound, after gold sales credits, for the first nine months of 2001 and 2000, respectively. Production has continued to ramp up since 1999 and 2001 production benefited from higher mill throughput, average ore grades and recovery rates. Copper production in 2001 is expected to be between 320 million and 350 million equity pounds at a cash cost under $0.40 per pound, with gold production over 260 thousand equity ounces.


FINANCIAL RESULTS

    Consolidated sales include 100% of Minera Yanacocha and Kori Kollo and Newmont equity production elsewhere, but exclude Batu Hijau, which is accounted for as an equity investment. The increase in consolidated sales revenue in the third quarter was primarily attributable to increased gold sales and the decrease in the first nine months of 2001, primarily to lower gold prices as shown in the following table:

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,              September 30,
                                                                       -------------              -------------
                                                                      2001      2000             2001      2000
                                                                      ----      ----             ----      ----
          Consolidated sales (in millions)........................  $  424.4  $  419.4         $1,210.9  $1,283.7
          Consolidated production ounces sold (000)...............   1,549.6   1,499.8          4,508.8   4,522.0
          Average price received per ounce........................  $    274  $    280         $    269  $    283
          Average market price received per ounce.................  $    274  $    277         $    268  $    283

                                                                                       Three Months           Nine Months
                                                                                           Ended                 Ended
                                                                                       September 30,         September 30,
                                                                                       2001 vs 2000          2001 vs 2000
                                                                                       ------------          ------------
         Increase (decrease) in consolidated sales due to (in millions):
             Consolidated production...............................................       $ 10.8               $  (2.4)
             Average gold price received...........................................         (5.8)                (70.4)
                                                                                          ------               -------
               Total...............................................................       $  5.0               $ (72.8)
                                                                                          ======               =======

    Costs applicable to sales include total cash costs and provisions for estimated final reclamation expenses related to consolidated production.

                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                     September 30,
                                                                  -------------                     -------------
                                                              2001             2000             2001             2000
                                                              ----             ----             ----             ----
                (in millions)
         North American operations:
          Nevada operations........................          $158.0           $156.7           $451.0           $434.2
          Mesquite.................................             3.1              6.6             18.1             20.2
          La Herradura.............................             2.5              1.5              7.0              5.1
          Golden Giant.............................            15.3             11.2             39.0             50.0
          Holloway.................................             4.6              4.5             14.9             14.9
         South American operations:
          Yanacocha................................            63.3             37.2            173.5            115.1
          Kori Kollo...............................            11.6             16.9             38.8             49.9
         Vera/Nancy................................             3.8              2.7              9.8              9.0
         Zarafshan-Newmont.........................             8.2              7.4             22.3             23.3
         Minahasa..................................            12.8             10.1             37.8             35.5
         Other.....................................             0.1              1.5              0.8              1.4
                                                             ------           ------           ------           ------
          Total....................................          $283.3           $256.3           $813.0           $758.6
                                                             ======           ======           ======           ======

  Depreciation and depletion:

                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                   September 30,
                                                       -------------                   -------------
                                                  2001              2000            2001            2000
                                                  ----              ----            ----            ----
              (in millions)
         North American operations:
          Nevada operations..................    $29.0             $37.8          $ 86.7          $107.2
          Mesquite...........................      0.9               2.4             3.7             8.5
          La Herradura.......................      0.9               0.8             2.7             2.2
          Golden Giant.......................      4.2               4.8            12.5            21.6
          Holloway...........................      1.5               2.5             4.8             8.7
         South American operations:
          Yanacocha..........................     20.2              21.3            61.7            54.6
          Kori Kollo.........................      5.7               6.1            15.5            18.2
         Vera/Nancy..........................      1.0               0.9             3.0             3.4
         Zarafshan-Newmont...................      2.5               4.4             8.3            10.0
         Minahasa............................      3.9               6.6            15.0            18.3
         Other...............................      1.7               1.6             4.9             5.9
                                                 -----             -----          ------          ------
          Total..............................    $71.5             $89.2          $218.8          $258.6
                                                 =====             =====          ======          ======


    Exploration and research expense was $43.5 million in the first nine months of 2001 compared with $58.9 million in the 2000 period, reflecting the planned reduction to approximately $50 million for the year.

    General and administrative expense was $40.5 million in the first nine months of 2001, 18% lower than in the comparable 2000 period reflecting synergies from the Battle Mountain merger and savings from the first quarter 2001 restructuring.

    Interest expense, net of capitalized interest was $21.7 million and $23.0 million for the third quarter of 2001 and 2000, respectively, and $62.6 million and $71.1 million for the first nine months of 2001 and 2000, respectively, reflecting lower average interest rates and higher capitalized interest in the current periods.

    Income tax expense in the first nine months of 2001 and 2000 was a $6.7 million benefit and a $5.8 million expense, respectively. The decrease primarily reflected recovery of taxes provided in prior periods.

    Merger and restructuring expenses in the first nine months of 2001 of $60.5 million ($43.7 million, net of tax) included $28.1 million of transaction and related costs associated with the Battle Mountain merger and $32.4 million of restructuring expenses that included $22.1 million for voluntary early retirement pension benefits and $10.3 million for employee severance and office closures.

    Expenses for acquisition settlement of $42.2 million in the 2000 periods were related to the resolution of a dispute regarding Newmont's purchase of an additional 13.35% interest in Minera Yanacocha. Under the settlement, Newmont issued $40 million of its common stock, or 2.6 million shares.

    Other expenses for the 2000 periods included $9.5 million for community improvements, remediation efforts and a fine related to the Yanacocha mercury spill described in Note 12 (b) and $5.6 million to increase the estimated reclamation liability at the San Luis property in Colorado.

    Gain on written call options reflected the change in fair value as of the end of each period. In September 2001, the Company entered into transactions that closed out the call options. These options were replaced with a series of sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. The call options were marked to the market value of $53.8 million immediately prior to close, resulting in a noncash gain of $0.9 million in the third quarter of 2001. The noncash mark-to-market gain totaled $1.8 million and $13.1 million for the nine months ended September 30, 2001 and 2000, respectively. The value of new sales contracts were recorded as Deferred revenue and will be included in sales revenue as delivery occurs.

    Equity in income of Batu Hijau of $16.9 million and $23.2 million for the third quarter and first nine months of 2001, respectively, compared with income of $0.7 million and losses of $14.7 million for the same 2000 periods, reflecting the ramp up in production that commenced in December 1999.

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

    Other comprehensive income (loss), net of tax, included a $16.6 million gain and a $24.9 million loss, for temporary changes in the market value of Lihir Gold securities, and losses of $5.2 million and $2.4 million, for foreign currency translation adjustments, in the nine months ended September 30, 2001 and 2000, respectively. The first nine months of 2001 also included a $0.3 million loss for the effective portion of changes in fair value of cash flow hedge instruments.

LIQUIDITY AND CAPITAL RESOURCES

    During the first nine months of 2001, cash flow from operations ($234.3 million), restricted cash ($40.0 million), net borrowings ($72.4 million) and other investing activities ($10.9 million) funded capital expenditures ($329.4 million) and dividends ($23.2 million). In the current gold price environment, Newmont is continuously monitoring and adjusting cash requirements for operating, exploration and capital expenditures in order to minimize long-term borrowings required during 2001.

  INVESTING ACTIVITIES AND CAPITAL EXPENDITURES

    Capital expenditures were as follows (in milions):

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                     2001               2000
                                                                    ------             ------
          North American operations                                 $ 60.4             $ 96.2
          Overseas operations                                        261.4              166.3
          Other projects and capitalized interest................      7.6                8.6
                                                                    ------             ------
            Total................................................   $329.4             $271.1
                                                                    ======             ======

    Expenditures for North American operations during the first nine months of 2001 included $48.2 million related to activities in Nevada, primarily for the development of the Deep Post underground mine. Overseas capital expenditures were primarily at Minera Yanacocha ($232.7 million) for development of the La Quinua project and other ongoing expansion work. Capital expenditures in the 2000 period were primarily for Nevada and Minera Yanacocha leach pad expansion projects and Nevada capitalized mining.

    In the fourth quarter of 2001, Newmont expects to contribute approximately $10 million to Batu Hijau in conjunction with a contingent support facility, to be utilized for scheduled debt repayments.


  FINANCING ACTIVITIES

  In October 2001, the Company replaced its $1.0 billion revolving credit facility, expiring in June 2002, with a new $600 million revolving credit facility with a consortium of banks. The new facility includes a $200 million revolver, with an initial term of 364 days that can be renewed annually as may be agreed between Newmont and the lenders, and a $400 million 5-year revolving facility that matures in October 2006. There have been no borrowings under the new facility. Interest rates under the new facility are variable, can be fixed for up to six months at the option of the Company and are subject to adjustment if changes in the Company's long-term debt ratings occur. An annual facility fee of 0.150% and 0.175% is required for the 364-day and 5-year components, respectively. The new facility contains certain covenants, including (1) limitations on aggregate consolidated indebtedness (net of cash balances) to 62.5% of total capitalization, (2) maintenance of a "consolidated indebtedness (net of cash balances)" to "earnings before interest, taxes, depreciation and amortization" ratio not to exceed 4.0 and (3) certain limitations on incurring liens, fundamental business changes and transactions with affiliates.

    In May 2001, Newmont issued $275 million of 8.625% notes due 2011. Proceeds of $272 million after transaction costs were used to repay debt outstanding under the Company's revolving credit facility, with the remainder for general corporate purposes. As a result, during the first nine months of 2001, net repayments of $147 million were made under Newmont's $1.0 billion revolving credit facility, with no remaining outstanding borrowing.

     During the first nine months of 2001, net borrowings of $41.5 million occurred under project financings, primarily for Minera Yanacocha. And at the time of the merger, Battle Mountain Canada had $87.1 million of debt outstanding, which was repaid in January 2001, using $40 million of restricted cash and borrowings under Newmont's $1.0 billion credit facility.


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

     Where Newmont expresses an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis at the time made. However, such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements ("cautionary statements") are disclosed under "Risk Factors" in the Newmont Annual Report on Form 10-K for the year ended December 31, 2000, as well as other filings by Newmont with the United States Securities and Exchange Commission. Many of these factors are beyond Newmont's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements.

     All subsequent written and oral forward-looking statements attributable to Newmont or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. Newmont's forward-looking statements contained in this Report speak only as of the date of this Report. Newmont disclaims any intent or obligation to update any forward-looking statements set forth in this Report, whether as a result of new information, future events or otherwise.



PART II - OTHER INFORMATION

ITEM 4. Submission Of Matters To A Vote Of Security Holders

         None


ITEM 6. Exhibits and Reports on Form 8-K

         None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          NEWMONT MINING CORPORATION
                                 (Registrant)


Date: October 29, 2001    /s/ BRUCE D. HANSEN
                          -------------------
                          Bruce D. Hansen
                          Senior Vice President and
                          Chief Financial Officer
                          (Principal Financial Officer)

Date: October 29, 2001    /s/ LINDA K. WHEELER
                          --------------------
                          Linda K. Wheeler
                          Vice President and Controller
                          (Principal Accounting Officer)

                          Newmont Mining Corporation

                                 EXHIBIT INDEX

Exhibit
Number                             Description
-----                              -----------

12   -   Statement re Computation of Ratio of Earnings to Fixed Charges.